Form 10-Q
period 2022-12-31
Capitol Federal Financial, Inc.
filed 2023-02-08
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
or
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

As of February 2, 2023, there were 136,144,725 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	December 31,	September 30,
	2022	2022
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $20,243 and $27,467)	$49,686	$49,194
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $1,716,608 and $1,768,490)	1,528,686	1,563,307
Loans receivable, net (allowance for credit losses ("ACL") of $19,189 and $16,371)	7,783,358	7,464,208
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	124,119	100,624
Premises and equipment, net	93,507	94,820
Income taxes receivable, net	124	1,266
Deferred income tax assets, net	29,924	33,884
Other assets	320,356	317,594
TOTAL ASSETS	$9,929,760	$9,624,897

LIABILITIES:
Deposits	$6,074,549	$6,194,866
Borrowings	2,645,195	2,132,154
Advances by borrowers	36,207	80,067
Other liabilities	119,014	121,311
Total liabilities	8,874,965	8,528,398

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 136,134,225 and 138,858,884 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	1,361	1,388
Additional paid-in capital	1,168,061	1,190,213
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(29,322)	(29,735)
Retained earnings	47,297	80,266
Accumulated other comprehensive (loss) income ("AOCI"), net of tax	(132,602)	(145,633)
Total stockholders' equity	1,054,795	1,096,499
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,929,760	$9,624,897

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	December 31,
	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans receivable	$64,819	$55,788
Cash and cash equivalents	16,671	14
Mortgage-backed securities ("MBS")	4,811	4,625
FHLB stock	4,158	1,231
Investment securities	881	808
Total interest and dividend income	91,340	62,466
INTEREST EXPENSE:
Borrowings	33,608	7,585
Deposits	11,904	9,267
Total interest expense	45,512	16,852
NET INTEREST INCOME	45,828	45,614
PROVISION FOR CREDIT LOSSES	3,660	(3,439)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	42,168	49,053
NON-INTEREST INCOME:
Deposit service fees	3,461	3,430
Insurance commissions	795	711
Other non-interest income	1,096	1,365
Total non-interest income	5,352	5,506
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,698	13,728
Information technology and related expense	5,070	4,432
Occupancy, net	3,474	3,379
Regulatory and outside services	1,533	1,368
Advertising and promotional	833	1,064
Federal insurance premium	812	639
Office supplies and related expense	633	468
Deposit and loan transaction costs	611	697
Other non-interest expense	1,109	919
Total non-interest expense	27,773	26,694
INCOME BEFORE INCOME TAX EXPENSE	19,747	27,865
INCOME TAX EXPENSE	3,507	5,679
NET INCOME	$16,240	$22,186

Basic earnings per share ("EPS")	$0.12	$0.16
Diluted EPS	$0.12	$0.16

Basic weighted average common shares	134,640,932	135,627,043
Diluted weighted average common shares	134,640,932	135,627,043

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2022	2021
Net income	$16,240	$22,186
Other comprehensive income (loss), net of tax:
Changes in unrealized gains/losses on AFS securities, net of taxes of $(4,211) and $3,544	13,050	(10,982)
Changes in unrealized gains/losses on cash flow hedges, net of taxes of $5 and $(1,277)	(19)	3,961
Comprehensive income	$29,271	$15,165

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended December 31, 2022
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2022	$1,388	$1,190,213	$(29,735)	$80,266	$(145,633)	$1,096,499
Net income				16,240		16,240
Other comprehensive income, net of tax					13,031	13,031
ESOP activity		(72)	413			341
Stock-based compensation		89				89
Repurchase of common stock	(27)	(22,169)				(22,196)
Cash dividends to stockholders ($0.365 per share)				(49,209)		(49,209)
Balance at December 31, 2022	$1,361	$1,168,061	$(29,322)	$47,297	$(132,602)	$1,054,795

	For the Three Months Ended December 31, 2021
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2021	$1,388	$1,189,633	$(31,387)	$98,944	$(16,305)	$1,242,273
Net income				22,186		22,186
Other comprehensive loss, net of tax					(7,021)	(7,021)
ESOP activity		74	413			487
Restricted stock activity, net		(3)				(3)
Stock-based compensation		123				123
Cash dividends to stockholders ($0.305 per share)				(41,385)		(41,385)
Balance at December 31, 2021	$1,388	$1,189,827	$(30,974)	$79,745	$(23,326)	$1,216,660

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Three Months Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	16,240	22,186
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(4,158)	(1,231)
Provision for credit losses	3,660	(3,439)
Originations of loans receivable held-for-sale ("LHFS")	—	(678)
Proceeds from sales of LHFS	—	285
Amortization and accretion of premiums and discounts on securities	837	1,764
Depreciation and amortization of premises and equipment	2,298	2,341
Amortization of intangible assets	274	350
Amortization of deferred amounts related to FHLB advances, net	459	453
Common stock committed to be released for allocation - ESOP	341	487
Stock-based compensation	89	123
Changes in:
Unrestricted cash collateral received from derivative counterparties, net	530	—
Other assets, net	(2,527)	1,452
Income taxes payable/receivable, net	1,117	2,807
Deferred income tax liabilities, net	(245)	438
Other liabilities	(4,314)	(7,069)
Net cash provided by operating activities	14,601	20,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls, maturities and principal reductions of AFS securities	51,045	107,665
Proceeds from the redemption of FHLB stock	90,423	1,224
Purchase of FHLB stock	(109,760)	(1,833)
Net change in loans receivable	(327,583)	(12,387)
Proceeds from sale of participating interest in loans receivable	5,563	—
Purchase of premises and equipment	(1,093)	(1,526)
Proceeds from sale of other real estate owned ("OREO")	296	120
Net cash (used in) provided by investing activities	(291,109)	93,263

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Three Months Ended
	December 31,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(49,209)	(41,385)
Net change in deposits	(120,317)	50,608
Proceeds from borrowings	2,000,100	293,702
Repayments on borrowings	(1,487,518)	(293,702)
Change in advances by borrowers	(43,860)	(34,502)
Repurchase of common stock	(22,196)	—
Net cash provided by (used in) financing activities	277,000	(25,279)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	492	88,253

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	49,194	70,292
End of period	49,686	158,545

See accompanying notes to consolidated financial statements.		(Concluded)

Notes to Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The consolidated financial statements include the accounts of Capitol Federal Financial, Inc.® (the "Company") and its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"). The Bank has two wholly-owned subsidiaries, Capitol Funds, Inc. and Capital City Investments, Inc. Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company. Capital City Investments, Inc. is a real estate and investment holding company. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission ("SEC"). Interim results are not necessarily indicative of results for a full year.

Cash, Cash Equivalents and Restricted Cash - Cash, cash equivalents and restricted cash reported in the statement of cash flows consisted entirely of cash and cash equivalents of $49.7 million and $49.2 million at December 31, 2022 and September 30, 2022, respectively. At times, the Company holds restricted cash, which is reported in other assets on the consolidated balance sheet, related to collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  There was no restricted cash at December 31, 2022 or September 30, 2022. See additional discussion regarding the interest rate swaps in Note 5. Borrowed Funds.

Net Presentation of Cash Flows Related to Borrowings - At times, the Bank enters into FHLB advances with contractual maturities of 90 days or less. Cash flows related to these advances are reported on a net basis in the consolidated statements of cash flows.

Recent Accounting Pronouncements - In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures. This ASU eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, this ASU requires that an entity disclose current-period gross write-offs by year of origination for financing receivables within the scope of Accounting Standards Codification ("ASC") 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. This ASU is effective for the Company on October 1, 2023. While the adoption of this ASU is expected to result in enhanced disclosures, the Company does not expect the adoption of this ASU to have a material impact on the Company's consolidated financial condition or results of operations.

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

	For the Three Months Ended
	December 31,
	2022	2021
	(Dollars in thousands, except per share amounts)
Net income	$16,240	$22,186
Income allocated to participating securities	(7)	(12)
Net income available to common stockholders	$16,233	$22,174

Total basic average common shares outstanding	134,640,932	135,627,043
Effect of dilutive stock options	—	—
Total diluted average common shares outstanding	134,640,932	135,627,043

Net EPS:
Basic	$0.12	$0.16
Diluted	$0.12	$0.16

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	378,026	543,761

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States Government-Sponsored Enterprises ("GSEs").

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,191,597	$208	$139,550	$1,052,255
GSE debentures	519,979	—	48,199	471,780
Corporate bonds	4,000	—	359	3,641
Municipal bonds	1,032	—	22	1,010
	$1,716,608	$208	$188,130	$1,528,686

	September 30, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,243,270	$365	$155,011	$1,088,624
GSE debentures	519,977	—	50,150	469,827
Corporate bonds	4,000	—	305	3,695
Municipal bonds	1,243	—	82	1,161
	$1,768,490	$365	$205,548	$1,563,307

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	December 31, 2022
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$299,745	$17,402	$724,667	$122,148
GSE debentures	—	—	471,780	48,199
Corporate bonds	3,641	359	—	—
Municipal bonds	1,010	22	—	—
	$304,396	$17,783	$1,196,447	$170,347

	September 30, 2022
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$338,013	$22,563	$715,281	$132,448
GSE debentures	—	—	469,827	50,150
Corporate bonds	3,695	305	—	—
Municipal bonds	1,161	82	—	—
	$342,869	$22,950	$1,185,108	$182,598

The unrealized losses at December 31, 2022 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record an ACL on securities in an unrealized loss position at December 31, 2022 because scheduled coupon payments have been made, management anticipates that the entire principal balance will be collected as scheduled, and neither does the Company intend to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of AFS debt securities as of December 31, 2022, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$25,000	$24,006
One year through five years	494,979	447,774
Five years through ten years	5,032	4,651
	525,011	476,431
MBS	1,191,597	1,052,255
	$1,716,608	$1,528,686

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended
	December 31,
	2022	2021
	(Dollars in thousands)
Taxable	$874	$790
Non-taxable	7	18
	$881	$808

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	December 31, 2022	September 30, 2022
	(Dollars in thousands)
FHLB advances	$572,068	$572,913
Public unit deposits	137,562	125,496
Federal Reserve Bank of Kansas City ("FRB of Kansas City") borrowings	44,498	46,283
	$754,128	$744,692
.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	December 31, 2022	September 30, 2022
	(Dollars in thousands)
One- to four-family:
Originated	$4,007,596	$3,988,469
Correspondent purchased	2,353,335	2,201,886
Bulk purchased	145,209	147,939
Construction	70,869	66,164
Total	6,577,009	6,404,458
Commercial:
Commercial real estate	833,444	745,301
Commercial and industrial	88,327	79,981
Construction	188,516	141,062
Total	1,110,287	966,344
Consumer:
Home equity	95,352	92,203
Other	9,022	8,665
Total	104,374	100,868

Total loans receivable	7,791,670	7,471,670

Less:
ACL	19,189	16,371
Deferred loan fees/discounts	30,513	29,736
Premiums/deferred costs	(41,390)	(38,645)
	$7,783,358	$7,464,208

Lending Practices and Underwriting Standards - Originating and purchasing one- to four-family loans is the Bank's primary lending business. The Bank also originates consumer loans primarily secured by one- to four-family residential properties and originates and participates in commercial loans. The Bank has a loan concentration in one- to four-family loans and geographic concentrations of these loans in Kansas, Missouri, and Texas.

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

The following tables set forth, as of the dates indicated, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. All revolving lines of credit are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At December 31, 2022 and September 30, 2022, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	December 31, 2022
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2022	2021	2020	2019	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$100,424	$569,293	$923,122	$610,572	$274,505	$1,562,821	$—	$4,040,737
Special Mention	185	298	583	1,372	1,282	9,037	—	12,757
Substandard	—	158	—	277	736	7,641	—	8,812
Correspondent purchased
Pass	146,776	538,663	643,407	268,000	67,808	709,034	—	2,373,688
Special Mention	—	—	754	—	354	2,589	—	3,697
Substandard	—	—	—	—	168	5,655	—	5,823
Bulk purchased
Pass	—	—	—	—	—	142,131	—	142,131
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,602	—	3,602
	247,385	1,108,412	1,567,866	880,221	344,853	2,442,510	—	6,591,247
Commercial:
Commercial real estate
Pass	178,810	295,202	218,991	116,758	84,688	85,818	8,598	988,865
Special Mention	—	28,435	—	—	—	—	—	28,435
Substandard	—	—	—	594	219	267	—	1,080
Commercial and industrial
Pass	10,927	26,299	15,764	4,980	3,487	1,342	24,205	87,004
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	19	—	73	—	83	1,158	1,333
	189,737	349,955	234,755	122,405	88,394	87,510	33,961	1,106,717
Consumer:
Home equity
Pass	1,376	6,232	2,270	1,382	935	2,845	79,993	95,033
Special Mention	—	—	—	—	—	—	228	228
Substandard	—	—	—	—	18	15	267	300
Other
Pass	1,463	3,810	1,681	715	308	705	317	8,999
Special Mention	—	—	—	6	—	—	—	6
Substandard	—	3	13	1	—	—	—	17
	2,839	10,045	3,964	2,104	1,261	3,565	80,805	104,583

Total	$439,961	$1,468,412	$1,806,585	$1,004,730	$434,508	$2,533,585	$114,766	$7,802,547

	September 30, 2022
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Year	Year	Year	Year	Year	Prior	Line of
	2022	2021	2020	2019	2018	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$563,460	$930,019	$624,274	$281,342	$212,037	$1,406,444	$—	$4,017,576
Special Mention	47	457	1,111	518	428	7,641	—	10,202
Substandard	158	—	278	1,106	256	8,968	—	10,766
Correspondent purchased
Pass	494,854	651,363	273,626	69,752	104,150	627,390	—	2,221,135
Special Mention	—	—	—	355	1,186	1,197	—	2,738
Substandard	—	—	—	168	513	4,783	—	5,464
Bulk purchased
Pass	—	—	—	—	—	144,840	—	144,840
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,637	—	3,637
	1,058,519	1,581,839	899,289	353,241	318,570	2,204,900	—	6,416,358
Commercial:
Commercial real estate
Pass	366,794	221,001	111,689	86,456	41,322	46,383	7,436	881,081
Special Mention	565	—	—	—	—	—	—	565
Substandard	436	—	594	221	239	30	—	1,520
Commercial and industrial
Pass	38,442	17,453	5,708	4,212	919	630	11,413	78,777
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	78	—	73	10	1,052	1,213
	406,237	238,454	118,069	90,889	42,553	47,053	19,901	963,156
Consumer:
Home equity
Pass	6,447	2,375	1,486	982	992	2,020	77,448	91,750
Special Mention	—	66	—	—	—	—	233	299
Substandard	—	—	—	18	—	3	331	352
Other
Pass	4,207	1,977	843	408	651	201	369	8,656
Special Mention	—	—	7	—	—	—	—	7
Substandard	1	—	—	—	—	—	—	1
	10,655	4,418	2,336	1,408	1,643	2,224	78,381	101,065

Total	$1,475,411	$1,824,711	$1,019,694	$445,538	$362,766	$2,254,177	$98,282	$7,480,579

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

	December 31, 2022
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2022	2021	2020	2019	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$100,609	$569,591	$923,705	$611,905	$276,447	$1,574,314	$—	$4,056,571
30-89	—	—	—	316	76	4,309	—	4,701
90+/FC	—	158	—	—	—	876	—	1,034
Correspondent purchased
Current	146,776	538,663	644,161	268,000	68,162	712,039	—	2,377,801
30-89	—	—	—	—	—	1,230	—	1,230
90+/FC	—	—	—	—	168	4,009	—	4,177
Bulk purchased
Current	—	—	—	—	—	143,359	—	143,359
30-89	—	—	—	—	—	865	—	865
90+/FC	—	—	—	—	—	1,509	—	1,509
	247,385	1,108,412	1,567,866	880,221	344,853	2,442,510	—	6,591,247
Commercial:
Commercial real estate
Current	178,810	323,509	218,991	116,758	84,688	85,796	8,598	1,017,150
30-89	—	128	—	—	—	33	—	161
90+/FC	—	—	—	594	219	256	—	1,069
Commercial and industrial
Current	10,927	26,299	15,764	5,053	3,487	1,340	25,354	88,224
30-89	—	19	—	—	—	2	9	30
90+/FC	—	—	—	—	—	83	—	83
	189,737	349,955	234,755	122,405	88,394	87,510	33,961	1,106,717
Consumer:
Home equity
Current	1,376	6,232	2,270	1,325	935	2,846	80,022	95,006
30-89	—	—	—	57	18	2	369	446
90+/FC	—	—	—	—	—	12	97	109
Other
Current	1,463	3,795	1,681	715	297	558	317	8,826
30-89	—	15	—	6	11	147	—	179
90+/FC	—	3	13	1	—	—	—	17
	2,839	10,045	3,964	2,104	1,261	3,565	80,805	104,583

Total	$439,961	$1,468,412	$1,806,585	$1,004,730	$434,508	$2,533,585	$114,766	$7,802,547

	September 30, 2022
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Year	Year	Year	Year	Year	Prior	Line of
	2022	2021	2020	2019	2018	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$563,507	$930,476	$625,110	$282,598	$212,549	$1,417,268	$—	$4,031,508
30-89	—	—	553	—	64	3,506	—	4,123
90+/FC	158	—	—	368	108	2,279	—	2,913
Correspondent purchased
Current	494,854	651,363	273,626	70,107	105,336	629,150	—	2,224,436
30-89	—	—	—	—	—	1,117	—	1,117
90+/FC	—	—	—	168	513	3,103	—	3,784
Bulk purchased
Current	—	—	—	—	—	146,399	—	146,399
30-89	—	—	—	—	—	921	—	921
90+/FC	—	—	—	—	—	1,157	—	1,157
	1,058,519	1,581,839	899,289	353,241	318,570	2,204,900	—	6,416,358
Commercial:
Commercial real estate
Current	367,795	221,001	111,689	86,456	41,322	46,383	7,436	882,082
30-89	—	—	—	—	—	—	—	—
90+/FC	—	—	594	221	239	30	—	1,084
Commercial and industrial
Current	38,442	17,453	5,786	4,212	919	630	12,465	79,907
30-89	—	—	—	—	—	—	—	—
90+/FC	—	—	—	—	73	10	—	83
	406,237	238,454	118,069	90,889	42,553	47,053	19,901	963,156
Consumer:
Home equity
Current	6,447	2,441	1,429	1,000	980	1,999	77,633	91,929
30-89	—	—	57	—	12	24	226	319
90+/FC	—	—	—	—	—	—	153	153
Other
Current	4,205	1,964	844	404	651	201	368	8,637
30-89	2	13	6	4	—	—	1	26
90+/FC	1	—	—	—	—	—	—	1
	10,655	4,418	2,336	1,408	1,643	2,224	78,381	101,065

Total	$1,475,411	$1,824,711	$1,019,694	$445,538	$362,766	$2,254,177	$98,282	$7,480,579

Delinquent and Nonaccrual Loans - The following tables present the amortized cost, at the dates indicated, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total loans. At December 31, 2022 and September 30, 2022, all loans 90 or more days delinquent were on nonaccrual status.

	December 31, 2022
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$4,701	$1,034	$5,735	$4,056,571	$4,062,306
Correspondent purchased	1,230	4,177	5,407	2,377,801	2,383,208
Bulk purchased	865	1,509	2,374	143,359	145,733
Commercial:
Commercial real estate	161	1,069	1,230	1,017,150	1,018,380
Commercial and industrial	30	83	113	88,224	88,337
Consumer:
Home equity	446	109	555	95,006	95,561
Other	179	17	196	8,826	9,022
	$7,612	$7,998	$15,610	$7,786,937	$7,802,547

	September 30, 2022
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$4,123	$2,913	$7,036	$4,031,508	$4,038,544
Correspondent purchased	1,117	3,784	4,901	2,224,436	2,229,337
Bulk purchased	921	1,157	2,078	146,399	148,477
Commercial:
Commercial real estate	—	1,084	1,084	882,082	883,166
Commercial and industrial	—	83	83	79,907	79,990
Consumer:
Home equity	319	153	472	91,929	92,401
Other	26	1	27	8,637	8,664
	$6,506	$9,175	$15,681	$7,464,898	$7,480,579

The amortized cost of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2022 and September 30, 2022 was $1.5 million and $2.0 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the tables above. The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $182 thousand at December 31, 2022 and $328 thousand at September 30, 2022.

The following table presents the amortized cost at December 31, 2022 and September 30, 2022, by class, of loans classified as nonaccrual. Additionally, the amortized cost of nonaccrual loans that had no related ACL is presented, all of which were individually evaluated for loss and any identified losses have been charged off.

	December 31, 2022		September 30, 2022
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
One- to four-family:
Originated	$1,253	$379	$3,135	$1,018
Correspondent purchased	4,177	304	3,784	304
Bulk purchased	1,509	987	1,157	630
Commercial:
Commercial real estate	1,080	446	1,084	449
Commercial and industrial	156	156	161	161
Consumer:
Home equity	109	—	172	19
Other	17	—	1	—
	$8,301	$2,272	$9,494	$2,581

TDRs - The following table presents the amortized cost prior to restructuring and immediately after restructuring in all loans restructured during the periods presented. This table does not reflect the amortized cost at the end of the periods indicated. Any increase in the amortized cost at the time of the restructuring was generally due to the capitalization of delinquent interest and/or escrow balances.

For the Three Months Ended
	December 31, 2022			December 31, 2021
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	—	$—	$—	1	$24	$24
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
	—	$—	$—	1	$24	$24

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

For the Three Months Ended
	December 31, 2022		December 31, 2021
	Number of	Amortized	Number of	Amortized
	Contracts	Cost	Contracts	Cost
(Dollars in thousands)
One- to four-family:
Originated	1	$8	1	$684
Correspondent purchased	—	—	—	—
Bulk purchased	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer:
Home equity	—	—	—	—
Other	—	—	—	—
	1	$8	1	$684

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented.

	For the Three Months Ended December 31, 2022
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,066	$2,734	$206	$5,006	$11,120	$245	$16,371
Charge-offs	—	—	—	—	—	(4)	(4)
Recoveries	1	—	—	1	—	1	2
Provision for credit losses	92	253	10	355	2,464	1	2,820
Ending balance	$2,159	$2,987	$216	$5,362	$13,584	$243	$19,189

	For the Three Months Ended December 31, 2021
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$1,612	$2,062	$304	$3,978	$15,652	$193	$19,823
Charge-offs	(4)	—	—	(4)	(10)	(1)	(15)
Recoveries	9	—	—	9	36	1	46
Provision for credit losses	22	20	(36)	6	(2,325)	—	(2,319)
Ending balance	$1,639	$2,082	$268	$3,989	$13,353	$193	$17,535

The key assumptions in the Company's ACL model include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at December 31, 2022. The key assumptions utilized in estimating the Company's ACL at December 31, 2022 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected an economic forecast that was the most appropriate considering the facts and circumstances at December 31, 2022. The forecasted economic indices applied to the model at December 31, 2022 were the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at December 31, 2022 was the national unemployment rate. The forecasted national unemployment rate in the economic scenario selected by management at December 31, 2022 had the national unemployment rate gradually increasing to 4.2% by December 31, 2023 which was the end of our four quarter forecast time period.
•Forecast and reversion to mean time periods - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at December 31, 2022.
•Prepayment and curtailment assumptions - The assumptions used at December 31, 2022 were generally based on actual historical prepayment and curtailment speeds for each respective loan pool in the model. During the current quarter, there was a slowdown in portfolio prepayment speeds which reduced the projected prepayment speeds used in the model for generally all loan categories.
•Qualitative factors - The qualitative factors applied by management at December 31, 2022 included the following:
◦The economic uncertainties related to the unemployment rate, the labor force composition, and the labor participation rate that are not captured in the economic forecasts; and
◦Other management considerations related to commercial real estate loans that were not captured via the model assumptions, such as the balance and trending of large dollar commercial real estate loans.

Reserve for Off-Balance Sheet Credit Exposures - The following is a summary of the changes in reserve for off-balance sheet credit exposures during the periods indicated. At December 31, 2022 and September 30, 2022, the Bank's off-balance sheet credit exposures totaled $1.07 billion and $992.6 million, respectively.

	For the Three Months Ended
	December 31, 2022	December 31, 2021
	(Dollars in thousands)
Beginning balance	$4,751	$5,743
Provision for credit losses	840	(1,120)
Ending balance	$5,591	$4,623

5. BORROWED FUNDS
FHLB Borrowings and Interest Rate Swaps - At December 31, 2022 and September 30, 2022, the Bank had entered into interest rate swap agreements with an aggregate notional amount of $365.0 million in order to hedge the variable cash flows associated with $365.0 million of adjustable-rate FHLB advances. At December 31, 2022 and September 30, 2022, the interest rate swap agreements had an average remaining term to maturity of 2.8 years and 3.1 years, respectively. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At both December 31, 2022 and September 30, 2022, the interest rate swaps were in a gain position with a total fair value of $12.5 million which was reported in other assets on the consolidated balance sheet. During the three months ended December 31, 2022, $734 thousand was reclassified from AOCI as a decrease to interest expense. During the three months ended December 31, 2021, $1.8 million was reclassified from AOCI as an increase to interest expense. At December 31, 2022, the Company estimated that $9.6 million of interest expense associated with the interest rate swaps would be reclassified from AOCI as a decrease to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank held cash collateral of $12.6 million and $12.1 million at December 31, 2022 and September 30, 2022, respectively.

During the current quarter, the Bank utilized a leverage strategy (the "leverage strategy") to increase earnings. The leverage strategy involved borrowing up to $2.60 billion either on the Bank's line of credit with FHLB or by entering into short-term FHLB advances, depending on the rates offered by FHLB, with all of the balance being paid down at quarter end, or earlier if the strategy is not profitable. The proceeds of the borrowings, net of the required FHLB stock holdings, were deposited at the FRB of Kansas City.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the three months ended December 31, 2022 or during fiscal year 2022. The Company's major security types, based on the nature and risks of the securities, are:

•GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•Corporate Bonds and Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as adjustments to AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values obtained from the counterparty during the three months ended December 31, 2022 or during fiscal year 2022. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2022 or September 30, 2022.

	December 31, 2022
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,052,255	$—	$1,052,255	$—
GSE debentures	471,780	—	471,780	—
Corporate bonds	3,641	—	3,641	—
Municipal bonds	1,010	—	1,010	—
	1,528,686	—	1,528,686	—
Interest rate swaps	12,523	—	12,523	—
	$1,541,209	$—	$1,541,209	$—

	September 30, 2022
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,088,624	$—	$1,088,624	$—
GSE debentures	469,827	—	469,827	—
Corporate bonds	3,695	—	3,695	—
Municipal bonds	1,161	—	1,161	—
	1,563,307	—	1,563,307	—
Interest rate swaps	12,547	—	12,547	—
	$1,575,854	$—	$1,575,854	$—

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

Loans Receivable - Collateral dependent assets are assets evaluated on an individual basis. Those collateral dependent assets that are evaluated on an individual basis are considered financial assets measured at fair value on a non-recurring basis. The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during the three months ended December 31, 2022 and 2021 that were still held in the portfolio as of December 31, 2022 and 2021 was $4.1 million and $3.3 million, respectively. Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the three months ended December 31, 2022 and December 31, 2021 were downward adjustments to the book value of the collateral for lack of marketability. During the three months ended December 31, 2022, the adjustments ranged from 8% to 100%, with a weighted average of 21%. During the three months ended December 31, 2021, the adjustments ranged from 9% to 56%, with a weighted average of 21%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO measured on a non-recurring basis during the three months ended December 31, 2022 that was still held in the portfolio as of December 31, 2022 was $93 thousand. There was no OREO measured on a non-recurring basis during the three months ended December 31, 2021. The carrying value of the properties equaled the fair value of the properties at December 31, 2022 and 2021.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	December 31, 2022
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$49,686	$49,686	$49,686	$—	$—
AFS securities	1,528,686	1,528,686	—	1,528,686	—
Loans receivable	7,783,358	7,283,026	—	—	7,283,026
FHLB stock	124,119	124,119	124,119	—	—
Interest rate swaps	12,523	12,523	—	12,523	—
Liabilities:
Deposits	6,074,549	6,010,404	3,860,070	2,150,334	—
Borrowings	2,645,195	2,432,658	145,000	2,287,658	—

	September 30, 2022
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$49,194	$49,194	$49,194	$—	$—
AFS securities	1,563,307	1,563,307	—	1,563,307	—
Loans receivable	7,464,208	6,889,211	—	—	6,889,211
FHLB stock	100,624	100,624	100,624	—	—
Interest rate swaps	12,547	12,547	—	12,547	—
Liabilities:
Deposits	6,194,866	6,124,835	3,991,114	2,133,721	—
Borrowings	2,132,154	1,910,779	75,000	1,835,779	—

7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods indicated.

	For the Three Months Ended December 31, 2022
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(155,119)	$9,486	$(145,633)
Other comprehensive income (loss), before reclassifications	13,050	715	13,765
Amount reclassified from AOCI, net of taxes of $237	—	(734)	(734)
Other comprehensive income (loss)	13,050	(19)	13,031
Ending balance	$(142,069)	$9,467	$(132,602)

	For the Three Months Ended December 31, 2021
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$4,651	$(20,956)	$(16,305)
Other comprehensive income (loss), before reclassifications	(10,982)	2,178	(8,804)
Amount reclassified from AOCI, net of taxes of $(575)	—	1,783	1,783
Other comprehensive income (loss)	(10,982)	3,961	(7,021)
Ending balance	$(6,331)	$(16,995)	$(23,326)

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
•the expected synergies and other benefits from our acquisition activities might not be realized to the extent anticipated, within the anticipated time frames, or at all;
•our ability to extend our commercial banking and trust asset management expertise across our market areas;
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

This list of factors is not all inclusive. For a discussion of risks and uncertainties related to our business that could adversely impact our operations and/or financial results, see "Part I, Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the

fiscal year ended September 30, 2022 and Part II, Item 1A. Risk Factors within this Quarterly Report on Form 10-Q. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

As used in this Form 10-Q, unless we specify or the context indicates otherwise, "the Company," "we," "us," and "our" refer to Capitol Federal Financial, Inc. a Maryland corporation, and its subsidiaries. "Capitol Federal Savings," and "the Bank," refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial, Inc.

The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity, and capital resources of the Company. The Bank comprises almost all of the consolidated assets and liabilities of the Company and the Company is dependent primarily upon the performance of the Bank for the results of its operations. Because of this relationship, references to management actions, strategies and results of actions apply to both the Bank and the Company except where the context indicates otherwise. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC.

Executive Summary
The following summary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section in its entirety.

The Company recognized net income of $16.2 million, or $0.12 per share, for the current quarter compared to net income of $22.2 million, or $0.16 per share, for the prior year quarter. The decrease in net income was due primarily to recording a provision for credit losses of $3.7 million for the current quarter compared to a $3.4 million release of provision for the prior year quarter, partially offset by lower income tax expense. The net interest margin decreased 38 basis points, from 1.99% for the prior year quarter to 1.61% for the current quarter. Excluding the effects of the leverage strategy, the net interest margin decreased 11 basis points, from 1.99% for the prior year quarter to 1.88% for the current quarter. The decrease in the net interest margin excluding the effects of the leverage strategy was due mainly to an increase in the cost of borrowings and deposits, partially offset by an increase in loan yields due to higher market interest rates and a shift in the mix of interest-earning assets towards higher-yielding loans.

Total assets were $9.93 billion at December 31, 2022, a $304.9 million increase from September 30, 2022. The increase in assets was primarily a result of loan growth, primarily in the correspondent one- to four-family and commercial loan portfolios. Total deposits were $6.07 billion at December 31, 2022, a decrease of $120.3 million from September 30, 2022. The decrease was mainly in money market accounts as depositors likely moved funds to higher yielding investment products outside of the Bank and/or used funds to support spending. As a result of loan growth and a decrease in deposit balances during the current quarter, FHLB borrowings increased $513.0 million, to $2.65 billion at December 31, 2022. Stockholders' equity was $1.05 billion at December 31, 2022, a $41.7 million decrease from September 30, 2022. The decrease was due primarily to the payment of dividends and repurchase of shares during the current quarter.

The rapid increase in short-term rates led by the FRB and the impact of higher long-term rates compared to September 30, 2022 has led to decreases in the Bank's net interest margin. There has been a runoff in deposit balances and management has increased certificate of deposit and money market account rates to stem the outflow. The higher loan rates have made homes less affordable and reduced the turnover of housing inventory, which lowers the likelihood of existing one- to four-family loans at lower rates being paid off with the proceeds being used to fund higher rate loans. These dynamics have caused our balance sheet to change faster than what would occur in more stable rate environments. Net interest margin compression is anticipated to continue, and the margin may compress more in the near term, due to the shape of the yield curve and the pace at which liabilities are repricing compared to assets, along with lower costing deposits being replaced with higher costing borrowings in order to fund loan growth. Loan growth is occurring at market interest rates that are higher than the overall loan portfolio rate; however, the shift to higher-costing borrowings and the pace at which the interest rate increase is occurring for liabilities is more than offsetting the benefit of the higher loan rates. Management continues to evaluate funding options and plans to continue using shorter term advances, as necessary, with the anticipation that when rates begin to decrease, those borrowings can be repriced more quickly to lower cost alternatives.

The Bank's asset quality remained strong, reflected in low delinquency and charge-off ratios. At December 31, 2022, loans 30 to 89 days delinquent were 0.10% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.10% of total loans receivable, net. During the current quarter, net charge-offs ("NCOs") were $2 thousand.

At December 31, 2022, the Bank had a one-year gap position of $(1.02) billion, or (10.3)% of total assets, meaning the amount of interest-bearing liabilities exceeds the amount of interest-earning assets maturing or repricing during the same period. This was compared to $(1.14) billion, or (11.9%) of total assets at September 30, 2022. The change in the one-year gap amount was primarily a result of a decrease in the amount of liability cash flows coming due in one year at December 31, 2022 compared to September 30, 2022.

Management is in the process of implementing a new core processing system ("digital transformation") for the Bank, which is expected to be operational by September 2023. We expect the new platform will allow us to introduce new products and services quickly to drive better efficiencies and provide a more personalized experience for our customers. Our customers will experience a more modern internet banking experience, including both desktop and mobile. Internet banking will deliver real-time alerts and provide our customers the ability to manage their own debit cards. Our customers will also have multiple options for real-time payments, which positions the Bank for faster payment channels in the future. Management anticipates information technology and related expenses will increase in fiscal year 2023 in conjunction with the digital transformation. See additional discussion in the "Fiscal Year 2023 Projections" section below.

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

Critical Accounting Estimates
Our most critical accounting estimates are the methodologies used to determine the ACL and reserve for off-balance sheet credit exposures and fair value measurements. These estimates are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions about highly uncertain matters. The use of different judgments, assumptions, and estimates could affect reported results materially. These critical accounting estimates and their application are reviewed at least annually by our audit committee. For a full discussion of our critical accounting estimates, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Financial Condition
The following table summarizes the Company's financial condition at the dates indicated.

			Annualized
	December 31,	September 30,	Percent
	2022	2022	Change
	(Dollars and shares in thousands)
Total assets	$9,929,760	$9,624,897	12.7%
AFS securities	1,528,686	1,563,307	(8.9)
Loans receivable, net	7,783,358	7,464,208	17.1
Deposits	6,074,549	6,194,866	(7.8)
Borrowings	2,645,195	2,132,154	96.2
Stockholders' equity	1,054,795	1,096,499	(15.2)
Equity to total assets at end of period	10.6%	11.4%
Average number of basic shares outstanding	134,641	135,773	(3.3)
Average number of diluted shares outstanding	134,641	135,773	(3.3)

During the current quarter, total assets increased by $304.9 million, which was primarily driven by loan growth, mainly in the correspondent one- to four-family and commercial loan portfolios. The one- to four-family correspondent loan portfolio increased $151.4 million, or 6.9%, primarily as a result of purchasing loans that were in the pipeline as of September 30, 2022, while new applications received have tapered off. Also, during the current quarter we experienced a reduction in prepayment speeds on the one- to four-family loan portfolio. The commercial loan portfolio increased $143.9 million, or 14.9%, during the current quarter, as funding for construction loans continued and new commercial real estate loans were added.

Total liabilities increased $346.6 million due to new borrowings, partially offset by a decrease in deposits. The decrease in deposit balances was due primarily to a reduction in money market account balances, which decreased $125.3 million during the current quarter as depositors likely moved funds to alternative, higher yielding investment products and/or used balances accumulated over the past several years to support spending. The increase in loan balances and the decrease in deposit balances made it necessary to enter into new FHLB borrowings totaling $520.0 million during the current quarter. The new FHLB borrowings were comprised of $450.0 million of new advances with a weighted average maturity of 3.3 years and $70.0 million on the FHLB line of credit. The overall loan growth during the quarter exceeded management's expectations as of September 30, 2022. While it is still management's expectation that we will stay under $10 billion in total assets at September 30, 2023, it is likely that we will exceed that threshold at several quarter-ends this year. We are working to limit the growth in assets and to limit additional use of FHLB advances for operating needs.

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. The loan portfolio rate increased 14 basis points from September 30, 2022 to December 31, 2022, due primarily to one- to four-family correspondent and commercial loan growth, disbursements on higher rate commercial construction loans, and repricing of existing commercial loans to higher market interest rates. The average prepayment speed on one- to four-family loans was 5% during the quarter ended December 31, 2022 compared to 7% during the quarter ended September 30, 2022.

	December 31, 2022		September 30, 2022
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$4,007,596	3.25%	$3,988,469	3.20%
Correspondent purchased	2,353,335	3.25	2,201,886	3.10
Bulk purchased	145,209	1.31	147,939	1.24
Construction	70,869	3.01	66,164	2.90
Total	6,577,009	3.20	6,404,458	3.12
Commercial:
Commercial real estate	833,444	4.34	745,301	4.30
Commercial and industrial	88,327	5.21	79,981	4.30
Construction	188,516	5.97	141,062	5.34
Total	1,110,287	4.69	966,344	4.45
Consumer loans:
Home equity	95,352	7.55	92,203	6.28
Other	9,022	4.43	8,665	4.21
Total	104,374	7.28	100,868	6.10
Total loans receivable	7,791,670	3.47	7,471,670	3.33

Less:
ACL	19,189		16,371
Deferred loan fees/discounts	30,513		29,736
Premiums/deferred costs	(41,390)		(38,645)
Total loans receivable, net	$7,783,358		$7,464,208

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

	For the Three Months Ended
	December 31, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,471,670	3.33%	$7,096,073	3.21%
Originated and refinanced	364,387	5.13	258,685	3.05
Purchased and participations	335,305	5.30	167,216	2.80
Change in undisbursed loan funds	(121,235)		(21,926)
Repayments	(252,799)		(391,779)
Principal recoveries/(charge-offs), net	(2)		31
Other	(5,656)		(242)
Ending balance	$7,791,670	3.47	$7,108,058	3.18

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

	For the Three Months Ended
	December 31, 2022			December 31, 2021
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family	$167,439	5.10%	23.9%	$278,612	2.70%	65.4%
One- to four-family construction	14,914	5.23	2.1	34,263	2.80	8.1
Commercial:
Real estate	4,903	5.25	0.7	2,843	4.26	0.7
Commercial and industrial	7,895	5.94	1.1	2,670	3.69	0.6
Construction	68,600	4.87	9.8	31,663	3.25	7.4
Home equity	1,381	7.06	0.2	348	5.17	0.1
Other	1,165	6.58	0.2	700	5.78	0.2
Total fixed-rate	266,297	5.09	38.0	351,099	2.79	82.5

Adjustable-rate:
One- to four-family	136,603	4.62	19.6	6,520	2.54	1.6
One- to four-family construction	7,023	4.48	1.0	5,265	2.73	1.2
Commercial:
Real estate	163,621	5.08	23.4	27,326	3.89	6.4
Commercial and industrial	19,017	7.04	2.7	20,344	3.66	4.8
Construction	91,079	5.99	13.0	1,062	3.85	0.2
Home equity	15,632	7.34	2.2	14,095	4.42	3.3
Other	420	3.62	0.1	190	2.60	—
Total adjustable-rate	433,395	5.28	62.0	74,802	3.73	17.5

Total originated, refinanced and purchased	$699,692	5.21	100.0%	$425,901	2.96	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent purchased - one- to four-family	$101,958	5.11		$129,696	2.65
Participations and purchases - commercial	870	6.60		31,663	3.25
Total fixed-rate purchased/participations	102,828	5.12		161,359	2.77

Adjustable-rate:
Correspondent purchased - one- to four-family	97,513	4.62		857	2.18
Participations and purchases - commercial	134,964	5.93		5,000	4.00
Total adjustable-rate purchased/participations	232,477	5.38		5,857	3.73
Total purchased/participation loans	$335,305	5.30		$167,216	2.80

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average LTV ratio, and average balance per loan as of December 31, 2022. Credit scores are updated at least annually, with the latest update in September 2022, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$4,007,596	61.6%	3.25%	771	60%	$160
Correspondent purchased	2,353,335	36.2	3.25	766	65	416
Bulk purchased	145,209	2.2	1.31	770	57	287
	$6,506,140	100.0%	3.20	769	62	209

The following table presents originated and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average rates, weighted average LTVs, and weighted average credit scores for the current year-to-date period. Many of the correspondent loans purchased during the current quarter were from applications received during the prior quarter. The Bank is working towards reducing new correspondent purchases to near zero, but continues to work through the loans currently in the pipeline.

				Credit
	Amount	Rate	LTV	Score
	(Dollars in thousands)
Originated	$126,508	4.92%	76%	763
Correspondent purchased	199,471	4.87	77	768
	$325,979	4.89	77	766

The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of December 31, 2022, along with associated weighted average rates. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of our future cash needs.

	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$84,108	5.12%
Correspondent	121,250	5.22
	$205,358	5.18

Commercial Loans - During the quarter ended December 31, 2022, the Bank originated $219.3 million of commercial loans and entered into commercial loan participations totaling $135.8 million. The Bank also processed commercial loan disbursements, excluding lines of credit, of approximately $207.8 million at a weighted average rate of 5.05%.

As of December 31, 2022, September 30, 2022, and December 31, 2021, the Bank's commercial and industrial gross loan amounts (unpaid principal plus undisbursed amounts) totaled $113.2 million, $100.4 million and $99.8 million, respectively, and commitments totaled $5.1 million, $458 thousand and $6.4 million respectively.

The following table presents the Bank's commercial real estate and commercial construction loans by type of primary collateral as of the dates indicated. As of December 31, 2022, the Bank had 18 commercial real estate and commercial construction loan commitments totaling $71.5 million, at a weighted average rate of 5.91%. Because the commitments to pay out undisbursed funds are not cancellable by the Bank, unless the loan is in default, we generally anticipate fully funding the related projects. Of the total commercial undisbursed amounts and commitments outstanding as of December 31, 2022, management anticipates approximately $110 million will be funded during the March 2023 quarter, $65 million during the June 2023 quarter, $82 million during the September 2023 quarter, and $74 million during the December 2023 quarter.

	December 31, 2022				September 30, 2022
		Unpaid	Undisbursed	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount
		(Dollars in thousands)
Senior housing	35	$270,614	$56,800	$327,414	$328,259
Retail building	144	231,384	93,671	325,055	230,153
Hotel	11	195,590	21,014	216,604	181,546
Multi-family	38	82,138	128,117	210,255	122,735
Office building	87	82,751	32,093	114,844	109,653
One- to four-family property	390	62,182	10,157	72,339	68,907
Single use building	26	22,981	20,471	43,452	41,908
Other	107	74,320	12,256	86,576	53,054
	838	$1,021,960	$374,579	$1,396,539	$1,136,215

Weighted average rate		4.64%	5.65%	4.91%	4.56%

The following table summarizes the Bank's commercial real estate and commercial construction loans by state as of the dates indicated.

	December 31, 2022				September 30, 2022
		Unpaid	Undisbursed	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount
		(Dollars in thousands)
Kansas	616	$400,508	$118,911	$519,419	$423,797
Texas	15	224,792	111,720	336,512	280,840
Missouri	177	246,132	89,268	335,400	296,443
Colorado	8	40,179	15,526	55,705	34,377
Tennessee	2	20,577	22,681	43,258	—
Nebraska	7	33,760	4,057	37,817	32,992
Other	13	56,012	12,416	68,428	67,766
	838	$1,021,960	$374,579	$1,396,539	$1,136,215

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of December 31, 2022.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	8	$362,853
>$15 to $30 million	20	424,689
>$10 to $15 million	9	108,638
>$5 to $10 million	24	170,993
$1 to $5 million	137	327,871
Less than $1 million	1,255	191,370
	1,453	$1,586,414

Asset Quality

Delinquent and nonaccrual loans and OREO. The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at December 31, 2022, approximately 76% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	December 31,		September 30,
	2022		2022
	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	56	$4,708	48	$4,134
Correspondent purchased	4	1,216	7	1,104
Bulk purchased	3	865	3	913
Commercial	6	191	—	—
Consumer	24	626	24	345
	93	$7,606	82	$6,496

Loans 30 to 89 days delinquent
to total loans receivable, net		0.10%		0.09%

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

	Nonaccrual Loans and OREO at:
	December 31,		September 30,
	2022		2022
	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	13	$1,034	29	$2,919
Correspondent purchased	14	4,126	12	3,737
Bulk purchased	4	1,492	3	1,148
Commercial	7	1,152	8	1,167
Consumer	11	126	9	154
	49	7,930	61	9,125

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.10%		0.12%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	3	$219	3	$222
Correspondent purchased	—	—	—	—
Bulk purchased	—	—	—	—
Commercial	2	84	1	77
Consumer	—	—	1	19
	5	303	5	318
Total nonaccrual loans	54	8,233	66	9,443

Nonaccrual loans as a percentage of total loans		0.11%		0.13%

OREO:
One- to four-family:
Originated(2)	2	$161	4	$307
Consumer	1	21	1	21
	3	182	5	328
Total non-performing assets	57	$8,415	71	$9,771

Non-performing assets as a percentage of total assets		0.08%		0.10%

(1)Includes loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing ten percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at December 31, 2022. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At December 31, 2022, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,583,731	55.1%	$3,612	53.2%	$1,356	20.4%	53%
Missouri	1,114,740	17.1	2,312	34.1	794	11.9	56
Other states	1,807,669	27.8	865	12.7	4,502	67.7	48
	$6,506,140	100.0%	$6,789	100.0%	$6,652	100.0%	50

Classified loans. The following table presents loans classified as special mention or substandard at the dates presented. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. The increase in commercial special mention loans at December 31, 2022 compared to September 30, 2022 was due mainly to two loans in a single commercial relationship moving to special mention during the quarter as certain underlying economic considerations being monitored by management showed signs of deterioration.

	December 31, 2022		September 30, 2022
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$16,471	$18,301	$12,950	$19,953
Commercial	28,441	2,413	565	2,733
Consumer	234	318	306	354
	$45,146	$21,032	$13,821	$23,040

Allowance for Credit Losses. The distribution of our ACL and the ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below. The ACL increased during the current quarter due primarily to growth in the commercial loan portfolio and a slowdown in portfolio prepayment speeds, which reduced the projected prepayment speeds used in the model for generally all loan categories. The increase in the commercial real estate ACL to loans receivable ratio during the current quarter was due mainly to the slow down of prepayment speeds used in the model and the classification of two loans as special mention. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to the calculation of ACL as of December 31, 2022.

	Distribution of ACL		Ratio of ACL to Loans Receivable
	December 31,	September 30,	December 31,	September 30,
	2022	2022	2022	2022
	(Dollars in thousands)
One- to four-family:
Originated	$2,097	$2,012	0.05%	0.05%
Correspondent purchased	2,987	2,734	0.13	0.12
Bulk purchased	216	206	0.15	0.14
Construction	62	54	0.09	0.08
Total	5,362	5,006	0.08	0.08
Commercial:
Real estate	10,799	8,729	1.30	1.17
Commercial and industrial	491	490	0.56	0.61
Construction	2,294	1,901	1.22	1.35
Total	13,584	11,120	1.22	1.15
Consumer	243	245	0.23	0.24
Total	$19,189	$16,371	0.25	0.22

The following table presents ACL activity and related ratios at the dates and for the periods indicated. The ratio of NCOs during the current quarter to average non-performing assets was higher than the prior year quarter due to a net charge-off in the current quarter compared to a net recovery in the prior year quarter. The ratio of ACL to nonaccrual loans was higher at the end of the current quarter compared to the end of the prior year quarter due mainly to a lower balance of nonaccrual loans compared to the prior year period, along with higher ACL at December 31, 2022. The ratio of ACL to NCOs was higher in the current quarter compared to the prior year quarter due primarily a net charge-off in the current quarter compared to a net recovery in the prior year quarter, along with an increase in ACL. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

	At or For the Three Months Ended
	December 31, 2022	December 31, 2021
	(Dollars in thousands)
Balance at beginning of period	$16,371	$19,823
Charge-offs	(4)	(15)
Recoveries	2	46
Net recoveries (charge-offs)	(2)	31
Provision for credit losses	2,820	(2,319)
Balance at end of period	$19,189	$17,535

Ratio of NCOs during the period
to average non-performing assets	0.02%	(0.25)%

ACL to nonaccrual loans at end of period	233.07	157.08

ACL to loans receivable, net at end of period	0.25	0.25

ACL to NCOs (annualized)	3,032x	N/M(1)

(1)This ratio is not presented due to loan recoveries exceeding loan charge-offs during the period.

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	For the Three Months Ended
	December 31, 2022			December 31, 2021
	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$(1)	$3,984,609	—%	$(5)	$3,929,658	—%
Correspondent	—	2,305,362	—	—	2,035,631	—
Bulk purchased	—	147,091	—	—	170,537	—
Construction	—	65,181	—	—	41,391	—
Total	(1)	6,502,243	—	(5)	6,177,217	—
Commercial:
Real estate	—	780,366	—	(36)	683,277	(0.01)
Commercial and industrial	—	78,310	—	10	64,476	0.02
Construction	—	166,726	—	—	93,464	—
Total	—	1,025,402	—	(26)	841,217	—
Consumer:
Home equity	3	93,905	—	—	84,886	—
Other	—	8,855	—	—	7,908	—
Total	3	102,760	—	—	92,794	—
	$2	$7,630,405	—	$(31)	$7,111,228	—

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

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 95% of our securities portfolio at December 31, 2022. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully tax-equivalent basis.

	December 31, 2022			September 30, 2022
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
MBS	$1,191,597	1.59%	5.0	$1,243,270	1.57%	4.7
GSE debentures	519,979	0.64	2.6	519,977	0.61	2.9
Corporate bonds	4,000	5.12	9.4	4,000	5.12	9.6
Municipal bonds	1,032	2.55	5.1	1,243	2.63	6.5
	$1,716,608	1.31%	4.3	$1,768,490	1.29%	4.2

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

	For the Three Months Ended
	December 31, 2022			December 31, 2021
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,563,307	1.29%	4.2	$2,014,608	1.16%	3.5
Maturities and repayments	(51,045)			(107,665)
Net amortization of (premiums)/discounts	(837)			(1,764)
Change in valuation on AFS securities	17,261			(14,526)
Ending balance - carrying value	$1,528,686	1.31	4.3	$1,890,653	1.15	3.5

Liabilities. Total liabilities were $8.87 billion at December 31, 2022, compared to $8.53 billion at September 30, 2022. The increase was due to new borrowings, partially offset by a decrease in deposits.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. Deposits decreased $120.3 million during the current quarter. The decrease was mainly in the money market portfolio. The balance of the retail certificate of deposit portfolio remained relatively unchanged during the current quarter; however, the mix within the portfolio changed slightly. There was growth in the medium-term category, generally with terms 18 to 35 months, while the short-term and long-term categories decreased. The rate on the deposit portfolio increased 31 basis points during the current quarter due primarily to retail certificates of deposit repricing to higher offered rates as balances renewed, as well as an increase in rates offered on money market accounts.

	December 31, 2022			September 30, 2022
			% of			% of
	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$597,247	—%	9.8%	$591,387	—%	9.5%
Interest-bearing checking	1,024,806	0.13	16.9	1,027,222	0.07	16.6
Savings	543,514	0.08	9.0	552,743	0.06	8.9
Money market	1,694,504	0.80	27.9	1,819,761	0.47	29.4
Retail certificates of deposit	2,073,633	1.83	34.1	2,073,542	1.34	33.5
Commercial certificates of deposit	33,134	1.55	0.5	36,275	0.97	0.6
Public unit certificates of deposit	107,711	3.17	1.8	93,936	1.61	1.5
	$6,074,549	0.94	100.0%	$6,194,866	0.63	100.0%

Borrowings. Total borrowings at December 31, 2022 were $2.65 billion, an increase of $513.0 million from September 30, 2022. The $2.65 billion was comprised of $2.14 billion in fixed-rate FHLB advances, $365.0 million in variable-rate advances tied to interest rate swaps, and $145.0 million on the FHLB line of credit. Borrowings increased during the current quarter to fund loan growth and offset deposit outflows.

During the current quarter, the Bank utilized the leverage strategy, as discussed in the "Comparison of Operating Results for the Three Months Ended December 31, 2022 and September 30, 2022" section below. These borrowings were repaid prior to December 31, 2022. If the Bank continues to enter into additional FHLB borrowings during the remainder of fiscal year 2023 to fund operations, the amount of the leverage strategy transaction may continue to decrease compared to the fiscal year 2022 amount due to borrowing and collateral capacity levels.

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

The following table presents the maturity of non-amortizing term borrowings, which consist entirely of FHLB advances, along with associated weighted average contractual and effective rates as of December 31, 2022. In addition to the borrowings in the table below, there were two straight-line amortizing FHLB advances outstanding at December 31, 2022 including a $45.0 million advance at a rate of 3.50% with quarterly payments of $2.5 million through June 2027 and a $95.1 million advance at a rate of 4.45% with quarterly payments of $4.9 million through October 2027.

Maturity by		Contractual	Effective
Fiscal Year	Amount	Rate	Rate(1)
	(Dollars in thousands)
2023	$300,000	1.70%	1.81%
2024	490,000	3.56	2.85
2025	600,000	3.05	2.85
2026	475,000	2.45	2.62
2027	350,000	2.72	2.86
2028	150,000	4.52	3.61
	$2,365,000	2.91	2.72

(1)The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents borrowing activity for the periods shown. The borrowings presented in the table have original contractual terms of one year or longer or are tied to interest rate swaps with original contractual terms of one year or longer. The effective rate is shown as a weighted average and includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. For new borrowings, the WAMs presented are as of the date of issue. The new FHLB borrowings added during the current quarter had a WAM of 3.3 years, which is generally a shorter term than what management has selected in prior periods. The shorter terms were selected with the anticipation that when rates begin to decrease, the borrowings can be repriced more quickly to lower cost alternatives.

	For the Three Months Ended
	December 31, 2022			December 31, 2021
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,062,500	2.44%	2.5	$1,590,000	1.88%	3.3
Maturities and repayments	(7,418)	4.13		(100,000)	3.14
New FHLB borrowings	450,000	4.45	3.3	100,000	3.44	6.5
Ending balance	$2,505,082	2.80	2.4	$1,590,000	1.90	3.1

Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and non-amortizing term borrowings for the next four quarters as of December 31, 2022.

	March 31,	June 30,	September 30,	December 31,
	2023	2023	2023	2023	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$270,624	$208,654	$253,360	$228,152	$960,790
Repricing Rate	1.25%	1.00%	1.47%	2.14%	1.46%
Public Unit Certificates:
Amount	$21,682	$8,734	$18,008	$39,717	$88,141
Repricing Rate	1.37%	2.80%	2.59%	4.27%	3.07%
Term Borrowings:
Amount	$100,000	$100,000	$100,000	$150,000	$450,000
Repricing Rate	1.46%	1.82%	2.14%	3.42%	2.34%
Total
Amount	$392,306	$317,388	$371,368	$417,869	$1,498,931
Repricing Rate	1.31%	1.31%	1.70%	2.81%	1.82%

The following table sets forth the WAM information for our certificates of deposit, in years, as of December 31, 2022.

Retail certificates of deposit	1.6
Commercial certificates of deposit	1.1
Public unit certificates of deposit	0.7
Total certificates of deposit	1.6

Stockholders' Equity. Stockholders' equity at December 31, 2022 was $1.05 billion, a decrease of $41.7 million from September 30, 2022. The decrease was due primarily to the payment of $49.2 million in cash dividends and $22.2 million in share repurchases during the current quarter, partially offset by net income and the decrease in accumulated other comprehensive loss during the quarter.

Cash dividends paid during the current quarter totaled $0.365 per share and consisted of a $0.28 per share cash true-up dividend related to fiscal year 2022 earnings and a regular quarterly cash dividend of $0.085 per share. On January 24, 2023, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.3 million, payable on February 17, 2023 to stockholders of record as of the close of business on February 3, 2023.

At December 31, 2022, the Company's ratio of equity to assets was 10.6%. Excluding the impact of unrealized losses on AFS securities, this ratio would have been approximately 130 basis points higher. In the long run, management considers the Bank's Community Bank Leverage Ratio ("CBLR") of at least 9%, which is currently the required percentage under regulatory guidelines, to be an appropriate level of capital. At December 31, 2022, this ratio was 9.2%.

During the current quarter, the Company repurchased 2,729,159 shares of common stock at an average price of $8.13 per share. There remains $22.5 million authorized under the existing stock repurchase plan for additional purchases of the Company's common stock. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors. This plan has no expiration date; however, the Federal Reserve Bank's existing approval for the Company to repurchase shares expires in August 2023.

At December 31, 2022, Capitol Federal Financial, Inc., at the holding company level, had $51.8 million in cash on deposit at the Bank. For fiscal year 2023, it is the intention of the Board of Directors to continue the payout of 100% of the Company's earnings to the Company's stockholders. Dividend payments depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level.

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

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2023, 2022, and 2021. The amounts represent cash dividends paid during each period. For the quarter ending March 31, 2023, the amount presented represents the dividend payable on February 17, 2023 to stockholders of record as of the close of business on February 3, 2023.

	Calendar Year
	2023		2022		2021
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,320	$0.085	$11,535	$0.085	$11,518	$0.085
Quarter ended June 30	—	—	11,534	0.085	11,516	0.085
Quarter ended September 30	—	—	11,534	0.085	11,518	0.085
Quarter ended December 31	—	—	11,508	0.085	11,535	0.085
True-up dividends paid	—	—	37,701	0.280	29,850	0.220
True Blue Capitol dividends paid	—	—	27,143	0.200	54,210	0.400
Calendar year-to-date dividends paid	$11,320	$0.085	$110,955	$0.820	$130,147	$0.960

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2022	2022	2022	2022	2021
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$64,819	$60,445	$56,886	$55,412	$55,788
Cash and cash equivalents	16,671	13,373	3,968	949	14
MBS	4,811	4,912	5,048	4,821	4,625
FHLB stock	4,158	3,865	2,695	2,240	1,231
Investment securities	881	845	815	800	808
Total interest and dividend income	91,340	83,440	69,412	64,222	62,466

Interest expense:
Borrowings	33,608	24,529	11,644	8,732	7,585
Deposits	11,904	9,013	7,787	8,389	9,267
Total interest expense	45,512	33,542	19,431	17,121	16,852

Net interest income	45,828	49,898	49,981	47,101	45,614

Provision for credit losses	3,660	1,060	937	(3,188)	(3,439)

Net interest income
(after provision for credit losses)	42,168	48,838	49,044	50,289	49,053

Non-interest income	5,352	5,793	6,115	5,416	5,506
Non-interest expense	27,773	29,807	28,390	27,960	26,694
Income tax expense	3,507	5,332	5,617	6,122	5,679
Net income	$16,240	$19,492	$21,152	$21,623	$22,186

Efficiency ratio	54.27%	53.52%	50.61%	53.24%	52.22%

Basic EPS	$0.12	$0.14	$0.16	$0.16	$0.16
Diluted EPS	0.12	0.14	0.16	0.16	0.16

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

	For the Three Months Ended
	December 31, 2022			September 30, 2022			December 31, 2021
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$4,049,790	$33,364	3.29%	$4,021,121	$32,809	3.26%	$3,971,049	$32,422	3.27%
Correspondent purchased	2,305,362	17,261	2.99	2,166,869	15,394	2.84	2,035,631	12,746	2.50
Bulk purchased	147,091	434	1.18	150,253	475	1.26	170,537	610	1.43
Total one- to four-family loans	6,502,243	51,059	3.14	6,338,243	48,678	3.07	6,177,217	45,778	2.96
Commercial loans	1,025,402	11,993	4.58	935,374	10,326	4.32	841,217	8,943	4.16
Consumer loans	102,760	1,767	6.82	98,189	1,441	5.82	92,794	1,067	4.56
Total loans receivable(1)	7,630,405	64,819	3.38	7,371,806	60,445	3.27	7,111,228	55,788	3.13
MBS(2)	1,221,035	4,811	1.58	1,279,143	4,912	1.54	1,435,562	4,625	1.29
Investment securities(2)(3)	525,081	881	0.67	524,546	845	0.64	523,931	808	0.62
FHLB stock(4)	197,577	4,158	8.35	198,431	3,865	7.73	73,481	1,231	6.64
Cash and cash equivalents(5)	1,801,493	16,671	3.62	2,322,891	13,373	2.25	37,221	14	0.15
Total interest-earning assets	11,375,591	91,340	3.19	11,696,817	83,440	2.83	9,181,423	62,466	2.71
Other non-interest-earning assets	248,022			288,496			412,115
Total assets	$11,623,613			$11,985,313			$9,593,538

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$1,007,569	289	0.11	$1,035,600	217	0.08	$1,052,413	179	0.07
Savings	545,885	100	0.07	556,836	84	0.06	520,770	70	0.05
Money market	1,759,804	3,035	0.68	1,856,424	1,925	0.41	1,767,134	825	0.19
Retail certificates	2,064,929	7,767	1.49	2,105,237	6,434	1.21	2,298,678	7,835	1.35
Commercial certificates	34,298	104	1.20	45,901	82	0.71	169,200	272	0.64
Wholesale certificates	97,828	609	2.47	93,232	271	1.15	199,692	86	0.17
Total deposits	5,510,313	11,904	0.86	5,693,230	9,013	0.63	6,007,887	9,267	0.61
Borrowings(6)	4,260,685	33,608	3.10	4,386,450	24,529	2.20	1,589,258	7,585	1.88
Total interest-bearing liabilities	9,770,998	45,512	1.84	10,079,680	33,542	1.31	7,597,145	16,852	0.88
Non-interest-bearing deposits	576,519			580,687			550,492
Other non-interest-bearing liabilities	191,474			184,137			209,890
Stockholders' equity	1,084,622			1,140,809			1,236,011
Total liabilities and stockholders' equity	$11,623,613			$11,985,313			$9,593,538

Net interest income(7)		$45,828			$49,898			$45,614
Net interest-earning assets	$1,604,593			$1,617,137			$1,584,278
Net interest margin(8)(9)			1.61			1.71			1.99
Ratio of interest-earning assets to interest-bearing liabilities			1.16x			1.16x			1.21x

Selected performance ratios:
Return on average assets (annualized)(9)			0.56%			0.65%			0.93%
Return on average equity (annualized)(9)			5.99			6.83			7.18
Average equity to average assets			9.33			9.52			12.88
Operating expense ratio (annualized)(10)			0.96			0.99			1.11
Efficiency ratio(9)(11)			54.27			53.52			52.22
Pre-tax yield on leverage strategy(12)			0.20			0.28			—

(1)Balances are adjusted for unearned loan fees and deferred costs.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $1.1 million, $569 thousand, and $4.0 million for the three months ended December 31, 2022, September 30, 2022, and December 31, 2021, respectively.
(4)Included in this line, for the three months ended December 31, 2022 and September 30, 2022 respectively, is FHLB stock related to the leverage strategy with an average outstanding balance $84.3 million and $108.8 million, and dividend income of $1.8 million and $2.1 million at a weighted average yield of 8.49% and 7.75% and FHLB stock not related to the leverage strategy with an average outstanding balance of $113.3 million and $89.6 million and dividend income of $2.4 million and $1.7 million at a weighted average yield of 8.24% and 7.70%. There was no FHLB stock related to the leverage strategy during the three months ended December 31, 2021.
(5)The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.79 billion and $2.31 billion during the three months ended December 31, 2022 and September 30, 2022, respectively. There were no cash and cash equivalents related to the leverage strategy during the three months ended December 31, 2021.
(6)Included in this line, for the three months ended December 31, 2022 and September 30, 2022 respectively, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $1.87 billion and $2.42 billion, with interest paid of $17.3 million and $13.5 million, at a weighted average rate of 3.61% and 2.19%, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $2.39 billion and $1.97 billion and interest paid of $16.3 million and $11.0 million, at a weighted average rate of 2.70% and 2.20%. There were no FHLB borrowings related to the leverage strategy during the three months ended December 31, 2021. The FHLB advance amounts and rates included in this line item include the effect of interest rate swaps and are net of deferred prepayment penalties.
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

	For the Three Months Ended
	December 31, 2022			September 30, 2022			December 31, 2021
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Yield on interest-earning assets	3.19%	0.13%	3.06%	2.83%	(0.09)%	2.92%	2.71%	—%	2.71%
Cost of interest-bearing liabilities	1.84	0.42	1.42	1.31	0.28	1.03	0.88	—	0.88
Return on average assets (annualized)	0.56	(0.07)	0.63	0.65	(0.11)	0.76	0.93	—	0.93
Return on average equity (annualized)	5.99	0.28	5.71	6.83	0.46	6.37	7.18	—	7.18
Net interest margin	1.61	(0.27)	1.88	1.71	(0.36)	2.07	1.99	—	1.99
Efficiency Ratio	54.27	(0.87)	55.14	53.52	(1.53)	55.05	52.22	—	52.22
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

	For the Three Months Ended
	December 31, 2022 vs. September 30, 2022			December 31, 2022 vs. December 31, 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume(1)	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,375	$1,999	$4,374	$4,690	$4,341	$9,031
MBS	(226)	125	(101)	(753)	939	186
Investment securities	1	35	36	2	71	73
FHLB stock	(17)	310	293	2,541	386	2,927
Cash and cash equivalents	(3,494)	6,792	3,298	11,173	5,484	16,657
Total interest-earning assets	(1,361)	9,261	7,900	17,653	11,221	28,874

Interest-bearing liabilities:
Checking	(6)	78	72	(8)	118	110
Savings	(1)	17	16	4	26	30
Money market	(105)	1,214	1,109	(3)	2,212	2,209
Certificates of deposit	(145)	1,839	1,694	(1,596)	1,884	288
Borrowings	(978)	10,057	9,079	21,628	4,395	26,023
Total interest-bearing liabilities	(1,235)	13,205	11,970	20,025	8,635	28,660

Net change in net interest income	$(126)	$(3,944)	$(4,070)	$(2,372)	$2,586	$214

(1)The increases attributable to changes in volume related to FHLB stock, cash and cash equivalents, and borrowings were due primarily to the leverage strategy being utilized during the current quarter and not being utilized during the prior year quarter.

Comparison of Operating Results for the Three Months Ended December 31, 2022 and September 30, 2022

For the quarter ended December 31, 2022, the Company recognized net income of $16.2 million, or $0.12 per share, compared to net income of $19.5 million, or $0.14 per share, for the quarter ended September 30, 2022. The decrease in net income was due primarily to lower net interest income in the current quarter. The net interest margin decreased 10 basis points, from 1.71% for the prior quarter to 1.61% for the current quarter. Excluding the effects of the leverage strategy discussed below, the net interest margin decreased 19 basis points, from 2.07% for the prior quarter to 1.88% for the current quarter. The decrease in the net interest margin excluding the effects of the leverage strategy was due mainly to an increase in the cost of borrowings and deposits, partially offset by an increase in loan yields due to higher market interest rates. As discussed in the "Executive Summary" above, management anticipates net interest margin compression may continue in the near term.

At times, the Bank has utilized a leverage strategy to increase earnings. During the current quarter, the average outstanding balance of leverage strategy borrowings was $1.87 billion. The borrowings were repaid prior to quarter end. The proceeds from the borrowings, net of the required FHLB stock holdings, which yielded 8.50% during the current quarter, were deposited at the FRB of Kansas City. Net income attributable to the leverage strategy is largely derived from dividends received on FHLB stock holdings, plus the net interest rate spread between the yield on the cash deposited at the FRB of Kansas City and the rate paid on the related FHLB borrowings, less applicable federal insurance premiums and estimated taxes. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Net income attributable to the leverage strategy was $763 thousand during the current quarter, compared to $1.3 million for the prior quarter. The decrease was due to a reduction in the size of the leverage strategy transaction because the borrowing capacity was needed for operational liquidity purposes. Management continues to monitor the net interest rate spread and overall profitability of the strategy. It is expected that the strategy will continue to be utilized as long as it remains profitable and/or the borrowing capacity does not need to be used for other purposes.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent. The weighted average yield on loans receivable increased 11 basis points and the weighted average yield on MBS increased four basis points compared to the prior quarter.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2022	2022	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$64,819	$60,445	$4,374	7.2%
Cash and cash equivalents	16,671	13,373	3,298	24.7
MBS	4,811	4,912	(101)	(2.1)
FHLB stock	4,158	3,865	293	7.6
Investment securities	881	845	36	4.3
Total interest and dividend income	$91,340	$83,440	$7,900	9.5

The increase in interest income on loans receivable was due to growth in the loan portfolio, along with an increase in the weighted average yield. The loan growth was mainly in the correspondent one-to four-family and commercial loan portfolios. The increase in the weighted average yield was due primarily to originations and purchases at higher market yields, as well as disbursements on commercial construction loans at rates higher than the overall portfolio rate and upward repricing of existing adjustable-rate loans due to higher market interest rates. The increase in interest income on cash and cash equivalents was due to an increase in the yield earned on balances held at the FRB of Kansas City, the majority of which were related to the leverage strategy. The increase in dividend income on FHLB stock was due to an increase in the dividend rate paid by FHLB.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent. The weighted average rate paid on deposits increased 23 basis points and the weighted average rate paid on borrowings not associated with the leverage strategy increased 50 basis points compared to the prior quarter.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2022	2022	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Borrowings	$33,608	$24,529	$9,079	37.0%
Deposits	11,904	9,013	2,891	32.1
Total interest expense	$45,512	$33,542	$11,970	35.7

The increase in interest expense on borrowings was due primarily to new borrowings added during the current quarter and near the end of the prior quarter, at market interest rates higher than the overall portfolio rate, to fund operational liquidity needs. See additional discussion in the "Financial Condition" section above. Additionally, interest expense on borrowings increased due to an increase in the rate paid on the short-term borrowings associated with the leverage strategy, due to higher market interest rates. The increase in interest expense on deposits was due primarily to an increase in the weighted average rate paid on certificates of deposit and money market accounts, partially offset by a decrease in the average balance of those deposit types.

Provision for Credit Losses
For the quarter ended December 31, 2022, the Bank recorded a provision for credit losses of $3.7 million, compared to a provision for credit losses of $1.1 million for the prior quarter. The provision for credit losses in the current quarter was comprised of a $2.8 million increase in the ACL for loans and an $840 thousand increase in reserves for off-balance sheet credit exposures. The provision for credit losses associated with both the ACL and reserves for off-balance sheet credit exposures was primarily a result of growth in the commercial loan portfolio and the balance of commercial construction off-balance sheet credit exposures, along with a slowdown in portfolio prepayment speeds, which reduced the projected prepayment speeds used in the model for generally all loan categories.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2022	2022	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,461	$3,467	$(6)	(0.2)%
Insurance commissions	795	905	(110)	(12.2)
Other non-interest income	1,096	1,421	(325)	(22.9)
Total non-interest income	$5,352	$5,793	$(441)	(7.6)

The decrease in other non-interest income was due mainly to the prior quarter including higher gains on a loan-related financial derivative agreement, which are generally driven by changes in market interest rates.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2022	2022	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,698	$14,268	$(570)	(4.0)%
Information technology and related expense	5,070	5,043	27	0.5
Occupancy, net	3,474	3,777	(303)	(8.0)
Regulatory and outside services	1,533	1,980	(447)	(22.6)
Advertising and promotional	833	1,552	(719)	(46.3)
Federal insurance premium	812	820	(8)	(1.0)
Office supplies and related expense	633	487	146	30.0
Deposit and loan transaction costs	611	747	(136)	(18.2)
Other non-interest expense	1,109	1,133	(24)	(2.1)
Total non-interest expense	$27,773	$29,807	$(2,034)	(6.8)

The decrease in salaries and employee benefits was due mainly to a decrease in loan commissions, as well as one fewer working day in the current quarter compared to the prior quarter. The decrease in occupancy, net was due mainly to lower utility expenses and building maintenance expenses. The decrease in regulatory and outside services was due primarily to lower consulting expenses related to the Bank's ongoing digital transformation project as those third-party services are now directly related to the project and are included in information technology and related expenses. The decrease in advertising and promotional expense was due mainly to the timing of campaigns and sponsorships. The increase in office supplies and related expense was due primarily to the write-off of the Bank's remaining inventory of unissued non-contactless debit cards, which have now become obsolete. The decrease in deposit and loan transaction costs was mainly due to loan-related activities.

The Company's efficiency ratio was 54.27% for the current quarter compared to 53.52% for the prior quarter. The change in the efficiency ratio was due primarily to lower net interest income, partially offset by lower non-interest expense. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A higher value indicates that it is costing the financial institution more money to generate revenue, relative to the net interest margin and non-interest income.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and the effective tax rate.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2022	2022	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$19,747	$24,824	$(5,077)	(20.5)%
Income tax expense	3,507	5,332	(1,825)	(34.2)
Net income	$16,240	$19,492	$(3,252)	(16.7)

Effective Tax Rate	17.8%	21.5%

The decrease in income tax expense was due primarily to lower pretax income in the current quarter, along with a decrease in the effective tax rate. The decrease in the effective tax rate was due primarily to lower projected pretax income in the current year, as the Company's permanent differences, which generally reduce our tax rate, have a larger impact on the overall effective rate.

Comparison of Operating Results for the Three Months Ended December 31, 2022 and 2021

The Company recognized net income of $16.2 million, or $0.12 per share, for the current quarter compared to net income of $22.2 million, or $0.16 per share, for the prior year quarter. The decrease in net income was due primarily to recording a provision for credit losses of $3.7 million for the current quarter compared to a $3.4 million release of provision for the prior year quarter, partially offset by lower income tax expense. The net interest margin decreased 38 basis points, from 1.99% for the prior year quarter to 1.61% for the current quarter. Excluding the effects of the leverage strategy, the net interest margin decreased 11 basis points, from 1.99% for the prior year quarter to 1.88% for the current quarter. The decrease in the net interest margin excluding the effects of the leverage strategy was due mainly to an increase in the cost of borrowings and deposits, partially offset by an increase in loan yields due to higher market interest rates and a shift in the mix of interest-earning assets towards higher-yielding loans.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$64,819	$55,788	$9,031	16.2%
Cash and cash equivalents	16,671	14	16,657	N/M
MBS	4,811	4,625	186	4.0
FHLB stock	4,158	1,231	2,927	237.8
Investment securities	881	808	73	9.0
Total interest and dividend income	$91,340	$62,466	$28,874	46.2

The increase in interest income on loans receivable was due to an increase in the average balance and weighted average yield of the loan portfolio. The increase in the average balance was mainly in the correspondent one-to four-family and commercial loan portfolios. The increase in the weighted average yield was due primarily to originations and purchases at higher market yields, as well as disbursements on commercial construction loans at rates higher than the overall portfolio rate and upward repricing of existing adjustable-rate loans due to higher market interest rates. The increase in interest income on cash and cash equivalents and the increase in dividend income on FHLB stock were due mainly to the leverage strategy being utilized during the current quarter and not being utilized during the prior year quarter. Additionally, market interest rates increased between periods resulting in an increase in the yield on cash due to an increase in FRB interest rates, and FHLB increased the dividend rate paid compared to the prior year quarter.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Borrowings	$33,608	$7,585	$26,023	343.1%
Deposits	11,904	9,267	2,637	28.5
Total interest expense	$45,512	$16,852	$28,660	170.1

The increase in interest expense on borrowings was due primarily to the leverage strategy being utilized during the current quarter and not being utilized during the prior year quarter. Interest expense on borrowings associated with the leverage strategy totaled $17.3 million during the current quarter. Interest expense on FHLB borrowings not associated with the leverage strategy also increased due to new borrowings added between periods, at market interest rates higher than the overall portfolio rate, to fund operational liquidity needs. See additional discussion in the "Financial Condition" section above. The increase in interest expense on deposits was due to an increase in the weighted average rate paid on the deposit portfolio, primarily money market accounts and certificates of deposit, partially offset by a decrease in the average balance of certificates of deposit.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $3.7 million, compared to a $3.4 million release of provision during the prior year quarter. See "Comparison of Operating Results for the Three Months Ended December 31, 2022 and September 30, 2022" above for additional information regarding the provision for credit losses for the current quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,461	$3,430	$31	0.9%
Insurance commissions	795	711	84	11.8
Other non-interest income	1,096	1,365	(269)	(19.7)
Total non-interest income	$5,352	$5,506	$(154)	(2.8)

The decrease in other non-interest income was due mainly to the prior year quarter including higher gains on a loan-related financial derivative agreement, along with a decrease in income from bank-owned life insurance.
Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,698	$13,728	$(30)	(0.2)%
Information technology and related expense	5,070	4,432	638	14.4
Occupancy, net	3,474	3,379	95	2.8
Regulatory and outside services	1,533	1,368	165	12.1
Advertising and promotional	833	1,064	(231)	(21.7)
Federal insurance premium	812	639	173	27.1
Office supplies and related expense	633	468	165	35.3
Deposit and loan transaction costs	611	697	(86)	(12.3)
Other non-interest expense	1,109	919	190	20.7
Total non-interest expense	$27,773	$26,694	$1,079	4.0

The increase in information technology and related expenses was due mainly to higher software licensing expenses, as well as third-party project management expenses associated with the Bank's ongoing digital transformation project. The increase in regulatory and outside services was due primarily to an increase in outside consulting services. The decrease in advertising and promotional expense was due mainly to the timing of campaigns and sponsorships. The increase in federal insurance premium expense was due to the leverage strategy being utilized during the current quarter and not being utilized during the prior year quarter. The increase in office supplies and related expense was due primarily to the write-off of the Bank's remaining inventory of unissued non-contactless debit cards, which have now become obsolete. The increase in other non-interest expense was due mainly to expenses associated with the collateral received on the Bank's interest rate swap agreements and higher deposit-related fraud losses in the current quarter.

The Company's efficiency ratio was 54.27% for the current quarter compared to 52.22% for the prior year quarter. The change in the efficiency ratio was due primarily to higher non-interest expense in the current quarter.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$19,747	$27,865	$(8,118)	(29.1)%
Income tax expense	3,507	5,679	(2,172)	(38.2)
Net income	$16,240	$22,186	$(5,946)	(26.8)

Effective Tax Rate	17.8%	20.4%

The decrease in income tax expense was due primarily to lower pretax income in the current quarter, along with a decrease in the effective tax rate. The decrease in the effective tax rate was due primarily to lower projected pretax income in the current year, as the Company's permanent differences, which generally reduce our tax rate, have a larger impact on the overall effective rate.

Fiscal Year 2023 Projections
As discussed in the "Executive Summary" section above, the rapid increase in short-term rates led by the FRB and the impact of higher long-term rates has resulted in a decrease in our net interest margin. Net interest margin compression is anticipated to continue, and may compress more in the near term, due to the shape of the yield curve and the pace at which liabilities are repricing compared to assets and the replacement of lower cost deposits with higher costing borrowings which are being used to fund loan growth.

Management anticipates information technology and related expenses will be approximately $5.5 million higher in fiscal year 2023 compared to fiscal year 2022 due to the digital transformation. In addition, it is expected there will be approximately $1 million more of information technology and related expenses in fiscal year 2023 related to projects outside of the digital transformation and due to general cost increases. Overall, it is anticipated that information technology and related expenses will be approximately $6.5 million higher in fiscal year 2023 compared to fiscal year 2022, or approximately $24.5 million for the year. In fiscal year 2024, information technology and related expense is expected to decrease approximately $3 million from fiscal year 2023 levels due to a reduction in professional service costs. Salaries and employee benefits are expected to be approximately $3.5 million higher in fiscal year 2023 due primarily to merit increases and salary adjustments. Federal insurance premium expense is anticipated to be approximately $2 million higher in fiscal year 2023, due to the increase in the assessment rate beginning in January 2023.

Management anticipates the effective tax rate for fiscal year 2023 will be approximately 19%. This is lower than the original projection of 20% to 21% previously provided, due mainly to lower projected pretax income as the Company's permanent differences, which generally reduce our tax rate, have a larger impact on the overall effective rate.

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash to fund ongoing operations, to repay maturing certificates of deposit and other deposit withdrawals, to repay maturing borrowings, and to fund loan commitments. Liquidity management is both a daily and long-term function of our business management. The Company's most available liquid assets are represented by cash and cash equivalents, AFS securities, and short-term investment securities. The Bank's primary sources of funds are deposits, FHLB borrowings, repayments and maturities of outstanding loans and MBS and other short-term investments, and funds provided by operations. The Bank's long-term borrowings primarily have been used to manage long-term liquidity needs and the Bank's interest rate risk with the intention to improve the earnings of the Bank while maintaining capital ratios that meet or exceed the regulatory standards for well-capitalized financial institutions. In addition, the Bank's focus on managing risk has provided additional liquidity capacity by maintaining a balance of MBS and investment securities available as collateral for borrowings.

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB and the FRB of Kansas City's discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's FHLB borrowing limit was 50% of Bank Call Report total assets as of December 31, 2022, as approved by the president of FHLB. When the leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the FHLB borrowings at the FRB of Kansas City, which can be used to meet any short-term liquidity needs. Additionally, FHLB borrowings may exceed 40% of Bank Call Report total assets as long as the Bank continues its leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the short-term FHLB borrowings in conjunction with the leverage strategy can be repaid at maturity, if necessary or desired. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal, overnight borrowing.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At December 31, 2022, the Bank had total borrowings, at par, of $2.65 billion, or approximately 27% of total assets, all of which were FHLB borrowings. Of this amount, $479.7 million were advances scheduled to mature in the next 12 months. FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. Additionally, the Bank had pledged securities with an estimated fair value of $572.1 million as collateral for FHLB borrowings at December 31, 2022.

At December 31, 2022, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At December 31, 2022, the Bank had $817.3 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs.

The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of December 31, 2022, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At December 31, 2022, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 2% of total deposits. The Bank had pledged securities with an estimated fair value of $137.6 million as collateral for public unit certificates of deposit at December 31, 2022. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At December 31, 2022, $1.05 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $88.1 million of public unit certificates of deposit and $22.1 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  Due to the nature of public unit certificates of deposit and commercial certificates of deposit, retention rates are not as predictable as for retail certificates of deposit.

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

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank remains well capitalized after each capital distribution (as evidenced by maintaining a CBLR greater than the required percentage, which is currently 9.0%), and operates in a safe and sound manner, it is management's belief that the OCC and FRB will continue to allow the Bank to distribute its earnings to the Company, although no assurance can be given in this regard.

Regulatory Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain the required minimum leverage ratio of 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies' PCA framework. As of December 31, 2022, the Bank's CBLR was 9.2% and the Company's CBLR was 10.0%, which exceeded the minimum requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Asset and Liability Management and Market Risk
For a complete discussion of the Bank's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank's portfolios, see "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The analysis presented in the tables below reflects the level of market risk at the Bank, including the cash the holding company has on deposit at the Bank.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,395,247	$1,705,470	$1,356,247	$3,337,582	$7,794,546
Securities(2)	323,237	662,372	349,777	381,222	1,716,608
Other interest-earning assets	15,977	—	—	—	15,977
Total interest-earning assets	1,734,461	2,367,842	1,706,024	3,718,804	9,527,131

Interest-bearing liabilities:
Non-maturity deposits(3)	1,078,030	415,046	371,135	2,047,663	3,911,874
Certificates of deposit	1,048,931	748,562	416,761	224	2,214,478
Borrowings(4)	626,166	1,202,478	729,407	127,798	2,685,849
Total interest-bearing liabilities	2,753,127	2,366,086	1,517,303	2,175,685	8,812,201

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,018,666)	$1,756	$188,721	$1,543,119	$714,930

Cumulative excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,018,666)	$(1,016,910)	$(828,189)	$714,930

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
December 31, 2022	(10.3)%	(10.2)%	(8.3)%	7.2%
September 30, 2022	(11.9)

Cumulative one-year gap - interest rates +200 bps at:
December 31, 2022	(10.6)
September 30, 2022	(12.1)

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
(2)MBS reflect projected prepayments at amortized cost. All other securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of December 31, 2022, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $3.85 billion, for a cumulative one-year gap of (38.8)% of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $365.0 million of FHLB adjustable-rate advances tied to interest rate swaps. The repricing for these liabilities is projected to occur at the maturity date of each interest rate swap.

At December 31, 2022, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.02) billion, or (10.3)% of total assets, compared to $(1.14) billion, or (11.9)% of total assets, at September 30, 2022. The change in the one-year gap amount was due primarily to a decrease in the amount of liability cash flows coming due in one year at December 31, 2022 compared to September 30, 2022. This was due primarily to a decrease in the amount of non-maturity deposits and certificates of deposit projected to mature within one year as of December 31, 2022 compared to September 30, 2022, partially offset by an increase in borrowings projected to reprice within one year as of December 31, 2022.

The amount of interest-bearing liabilities expected to reprice in a given period is not typically significantly impacted by changes in interest rates, because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of December 31, 2022, the Bank's one-year gap is projected to be $(1.05) billion, or (10.6)% of total assets. The change in the gap compared to when there is no change in rates is due to lower anticipated net cash flows primarily as a result of lower prepayments on mortgage-related assets in the higher rate environment. This compares to a one-year gap of $(1.17) billion, or (12.1)% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2022.

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

Change	Net Interest Income At
(in Basis Points)	December 31, 2022			September 30, 2022
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-200 bp	$160,196	$134	0.08%	$182,458	$(775)	(0.42)%
-100 bp	160,592	530	0.33	183,363	130	0.07
000 bp	160,062	—	—	183,233	—	—
+100 bp	158,931	(1,131)	(0.71)	182,737	(496)	(0.27)
+200 bp	157,539	(2,523)	(1.58)	182,081	(1,152)	(0.63)
+300 bp	156,129	(3,933)	(2.46)	181,394	(1,839)	(1.00)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was lower in the base case scenario at December 31, 2022 compared to September 30, 2022 due to higher interest expense projections on the Bank's liabilities compared to the increase in the interest income projections on the Bank's assets. This was primarily driven by a faster increase in the cost of liabilities during the quarter ended December 31, 2022 compared to the prior quarter, which was caused by a decrease in the balance of the Bank's lower-costing retail deposits being replaced with higher-costing FHLB borrowings. In addition, higher short-term interest rates over the past year have resulted in a steady increase in the rate paid on the Bank's deposit portfolio during the quarter. This was partially offset by higher projected income on loans receivable due to a higher balance and yield on the portfolio compared to the prior quarter.

In the rising interest rate scenarios, the cost of liabilities is projected to continue to increase at a faster pace than asset yields, resulting in a projected decrease in net interest income in these interest rate scenarios. In the decreasing interest rate scenarios at December 31, 2022, the net interest income projection remained relatively flat as the projected increase in mortgage-related assets repricing to lower interest rates was largely offset by liability cash flows repricing to lower interest rates as well.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	December 31, 2022			September 30, 2022
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-200 bp	$1,436,543	$434,151	43.31%	$1,299,340	$404,353	45.18%
-100 bp	1,145,824	143,432	14.31	1,024,167	129,180	14.43
000 bp	1,002,392	—	—	894,987	—	—
+100 bp	856,127	(146,265)	(14.59)	759,165	(135,822)	(15.18)
+200 bp	713,190	(289,202)	(28.85)	625,864	(269,123)	(30.07)
+300 bp	578,563	(423,829)	(42.28)	500,730	(394,257)	(44.05)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at December 31, 2022 and September 30, 2022 was negative in all rising interest rate scenarios. The negative impact to the Bank's MVPE, as a percentage change, was slightly lower at December 31, 2022 compared to September 30, 2022 due primarily to higher MVPE at December 31, 2022. The increase in the MVPE was due to lower mortgage rates at December 31, 2022 which resulted in an increase in the market value on the Bank's mortgage-related assets. In addition, the increase in short-term interest rates resulted in a decrease in the market value of the Bank's deposits compared to the prior quarter.

The MVPE ratio continues to be negatively impacted in the rising interest rate scenarios at December 31, 2022. As interest rates increase, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising interest rate scenarios, repayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The longer expected average lives of these assets increases the sensitivity of their market value to changes in interest rates.

In the decreasing interest rate scenarios at December 31, 2022, the Bank's MVPE increased due to a larger increase in the market value of the Bank's assets than the Bank's liabilities. This is because the Bank's mortgage-related assets continue to have a longer duration in these interest rate scenarios which results in greater sensitivity in market value as interest rates change.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of December 31, 2022. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	$1,528,686	1.31%	4.1		16.1%
Loans receivable:
Fixed-rate one- to four-family	5,727,412	3.20	6.7	73.5%	60.3
Fixed-rate commercial	439,609	4.13	3.6	5.6	4.6
All other fixed-rate loans	84,537	3.68	7.3	1.1	0.9
Total fixed-rate loans	6,251,558	3.27	6.5	80.2	65.8
Adjustable-rate one- to four-family	778,728	3.11	4.1	10.0	8.2
Adjustable-rate commercial	670,678	5.11	8.1	8.6	7.1
All other adjustable-rate loans	90,706	7.29	3.0	1.2	1.0
Total adjustable-rate loans	1,540,112	4.23	5.8	19.8	16.3
Total loans receivable	7,791,670	3.46	6.4	100.0%	82.1
FHLB stock	124,119	8.47	2.6		1.3
Cash and cash equivalents	49,686	1.79	—		0.5
Total interest-earning assets	$9,494,161	3.17	5.9		100.0%

Non-maturity deposits	$3,262,824	0.47	5.9	59.6%	40.2%
Retail certificates of deposit	2,073,633	1.83	1.6	37.8	25.5
Commercial certificates of deposit	33,134	1.55	1.1	0.6	0.4
Public unit certificates of deposit	107,711	3.17	0.7	2.0	1.3
Total interest-bearing deposits	5,477,302	1.04	4.2	100.0%	67.4
Term borrowings	2,505,082	2.80	2.4	94.5%	30.8
Line of credit borrowings	145,000	4.48	—	5.5	1.8
Total borrowings	2,650,082	2.89	2.3	100.0%	32.6
Total interest-bearing liabilities	$8,127,384	1.65	3.6		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of December 31, 2022. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2022, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In our opinion, after consultation with legal counsel, we believe it unlikely that such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.

Item 1A. Risk Factors
There have been no changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See "Liquidity and Capital Resources - Limitations on Dividends and Other Capital Distributions" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our stock repurchase activity during the three months ended December 31, 2022 and additional information regarding our stock repurchase program. As of December 31, 2022, the Company had $22.5 million of common stock authorized under its existing stock repurchase plan. There is no expiration for this repurchase plan; however, the Federal Reserve Bank's existing approval for the Company to repurchase shares is through August 2023. Shares may be repurchased from time to time in the open-market or in privately negotiated transactions based upon market conditions and available liquidity.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
October 1, 2022 through
October 31, 2022	238,800	$8.05	238,800	$42,743,537
November 1, 2022 through
November 30, 2022	1,528,463	8.13	1,528,463	30,322,055
December 1, 2022 through
December 31, 2022	961,896	8.16	961,896	22,469,207
Total	2,729,159	8.13	2,729,159	22,469,207

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Document
3(i)	Charter of Capitol Federal Financial, Inc., as filed on May 6, 2010, as Exhibit 3(i) to Capitol Federal Financial, Inc.'s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference
3(ii)	Bylaws of Capitol Federal Financial, Inc., as amended, filed on March 30, 2020, as Exhibit 3.2 to Form 8-K for Capitol Federal Financial Inc. and incorporated herein by reference
10.1(i)	Form of Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, and Rick C. Jackson filed on January 20, 2011 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference
10.1(ii)	Form of Change of Control Agreement with Natalie G. Haag filed on November 29, 2012 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(iii)	Form of Change of Control Agreement with Daniel L. Lehman filed on November 29, 2016 as Exhibit 10.1(v) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(iv)	Form of Change of Control Agreement with Robert D. Kobbeman filed on November 29, 2018 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(v)	Form of Change of Control Agreement with Anthony S. Barry filed on May 10, 2019 as Exhibit 10.1(vi) to the Registrant's March 31, 2019 Form 10-Q and incorporated herein by reference
10.2	Capitol Federal Financial's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13, 2000 as Appendix A to Capitol Federal Financial's Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.3	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 8, 2020 as Exhibit 10.3 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference
10.4	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.5	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.6	Description of Director Fee Arrangements filed on November 23, 2022 as Exhibit 10.6 to the Registrant's September 30, 2022 Form 10-K and incorporated herein by reference
10.7	Short-term Performance Plan, as amended, filed on May 8, 2020 as Exhibit 10.7 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference
10.8	Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the "Equity Incentive Plan") filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.'s Proxy Statement (File No. 001-34814) and incorporated herein by reference
10.9	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.12 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.10	Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.13 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.11	Form of Stock Appreciation Right Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.14 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.12	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

101
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022, filed with the Securities and Exchange Commission on February 8, 2023, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at December 31, 2022 and September 30, 2022, (ii) Consolidated Statements of Income for the three months ended December 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2022 and 2021, (iv) Consolidated Statements of Stockholders' Equity for the three months ended December 31, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the three months ended December 31, 2022 and 2021, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: February 8, 2023	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: February 8, 2023	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer