Form 10-Q
period 2023-03-31
Capitol Federal Financial, Inc.
filed 2023-05-10
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

As of May 4, 2023, there were 136,158,569 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	September 30,
	2023	2022
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $21,830 and $27,467)	$60,207	$49,194
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $1,671,538 and $1,768,490)	1,505,808	1,563,307
Loans receivable, net (allowance for credit losses ("ACL") of $19,889 and $16,371)	7,958,567	7,464,208
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	128,096	100,624
Premises and equipment, net	92,415	94,820
Income taxes receivable, net	3,890	1,266
Deferred income tax assets, net	24,383	33,884
Other assets	312,404	317,594
TOTAL ASSETS	$10,085,770	$9,624,897

LIABILITIES:
Deposits	$6,144,435	$6,194,866
Borrowings	2,696,604	2,132,154
Advances by borrowers	60,195	80,067
Other liabilities	112,502	121,311
Total liabilities	9,013,736	8,528,398

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 136,144,725 and 138,858,884 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	1,361	1,388
Additional paid-in capital	1,168,059	1,190,213
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(28,910)	(29,735)
Retained earnings	50,167	80,266
Accumulated other comprehensive (loss) income ("AOCI"), net of tax	(118,643)	(145,633)
Total stockholders' equity	1,072,034	1,096,499
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,085,770	$9,624,897

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans receivable	$69,319	$55,412	$134,138	$111,200
Cash and cash equivalents	10,977	949	27,648	963
Mortgage-backed securities ("MBS")	4,748	4,821	9,559	9,446
FHLB stock	3,607	2,240	7,765	3,471
Investment securities	895	800	1,776	1,608
Total interest and dividend income	89,546	64,222	180,886	126,688
INTEREST EXPENSE:
Borrowings	31,447	8,732	65,055	16,317
Deposits	16,140	8,389	28,044	17,656
Total interest expense	47,587	17,121	93,099	33,973
NET INTEREST INCOME	41,959	47,101	87,787	92,715
PROVISION FOR CREDIT LOSSES	891	(3,188)	4,551	(6,627)
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	41,068	50,289	83,236	99,342
NON-INTEREST INCOME:
Deposit service fees	3,122	3,300	6,583	6,730
Insurance commissions	877	543	1,672	1,254
Other non-interest income	1,084	1,573	2,180	2,938
Total non-interest income	5,083	5,416	10,435	10,922
NON-INTEREST EXPENSE:
Salaries and employee benefits	12,789	14,023	26,487	27,751
Information technology and related expense	5,789	4,493	10,859	8,925
Occupancy, net	3,568	3,493	7,042	6,872
Regulatory and outside services	1,305	1,272	2,838	2,640
Advertising and promotional	1,333	1,494	2,166	2,558
Federal insurance premium	1,246	777	2,058	1,416
Deposit and loan transaction costs	690	689	1,301	1,386
Office supplies and related expense	631	502	1,264	970
Other non-interest expense	1,280	1,217	2,389	2,136
Total non-interest expense	28,631	27,960	56,404	54,654
INCOME BEFORE INCOME TAX EXPENSE	17,520	27,745	37,267	55,610
INCOME TAX EXPENSE	3,331	6,122	6,838	11,801
NET INCOME	$14,189	$21,623	$30,429	$43,809

Basic earnings per share ("EPS")	$0.11	$0.16	$0.23	$0.32
Diluted EPS	$0.11	$0.16	$0.23	$0.32

Basic weighted average common shares	133,150,224	135,676,722	133,903,769	135,651,609
Diluted weighted average common shares	133,150,224	135,676,722	133,903,769	135,651,609

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net income	$14,189	$21,623	$30,429	$43,809
Other comprehensive income (loss), net of tax:
Changes in unrealized gains/losses on AFS securities, net of taxes of $(5,415), $21,123, $(9,626), and $24,667	16,777	(65,445)	29,827	(76,427)
Changes in unrealized gains/losses on cash flow hedges, net of taxes of $910, $(4,153), $915, and $(5,430)	(2,818)	12,864	(2,837)	16,825
Comprehensive income	$28,148	$(30,958)	$57,419	$(15,793)

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Six Months Ended March 31, 2023
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2022	$1,388	$1,190,213	$(29,735)	$80,266	$(145,633)	$1,096,499
Net income				16,240		16,240
Other comprehensive income, net of tax					13,031	13,031
ESOP activity		(72)	413			341
Stock-based compensation		89				89
Repurchase of common stock	(27)	(22,169)				(22,196)
Cash dividends to stockholders ($0.365 per share)				(49,209)		(49,209)
Balance at December 31, 2022	$1,361	$1,168,061	$(29,322)	$47,297	$(132,602)	$1,054,795
Net income				14,189		14,189
Other comprehensive income, net of tax					13,959	13,959
ESOP activity		(76)	412			336
Stock-based compensation		74				74
Cash dividends to stockholders ($0.085 per share)				(11,319)		(11,319)
Balance at March 31, 2023	$1,361	$1,168,059	$(28,910)	$50,167	$(118,643)	$1,072,034

	For the Six Months Ended March 31, 2022
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2021	$1,388	$1,189,633	$(31,387)	$98,944	$(16,305)	$1,242,273
Net income				22,186		22,186
Other comprehensive loss, net of tax					(7,021)	(7,021)
ESOP activity		74	413			487
Restricted stock activity, net		(3)				(3)
Stock-based compensation		123				123
Cash dividends to stockholders ($0.305 per share)				(41,385)		(41,385)
Balance at December 31, 2021	$1,388	$1,189,827	$(30,974)	$79,745	$(23,326)	$1,216,660
Net income				21,623		21,623
Other comprehensive loss, net of tax					(52,581)	(52,581)
ESOP activity		48	413			461
Stock-based compensation		124				124
Cash dividends to stockholders ($0.085 per share)				(11,535)		(11,535)
Balance at March 31, 2022	$1,388	$1,189,999	$(30,561)	$89,833	$(75,907)	$1,174,752

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Six Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	30,429	43,809
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(7,765)	(3,471)
Provision for credit losses	4,551	(6,627)
Originations of loans receivable held-for-sale ("LHFS")	(218)	(678)
Proceeds from sales of LHFS	215	697
Amortization and accretion of premiums and discounts on securities	1,559	2,983
Depreciation and amortization of premises and equipment	4,581	4,678
Amortization of intangible assets	548	700
Amortization of deferred amounts related to FHLB advances, net	886	897
Common stock committed to be released for allocation - ESOP	677	948
Stock-based compensation	163	247
Changes in:
Unrestricted cash collateral from derivative counterparties, net	(2,500)	—
Other assets, net	1,461	5,092
Income taxes payable/receivable, net	(2,650)	186
Deferred income tax liabilities, net	787	1,027
Other liabilities	(7,990)	(13,996)
Net cash provided by operating activities	24,734	36,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	—	(58,546)
Proceeds from calls, maturities and principal reductions of AFS securities	95,393	188,658
Proceeds from the redemption of FHLB stock	214,120	95,724
Purchase of FHLB stock	(233,827)	(93,288)
Net change in loans receivable	(503,585)	(23,356)
Proceeds from sale of participating interest in loans receivable	5,563	—
Purchase of premises and equipment	(2,269)	(2,518)
Proceeds from sale of other real estate owned ("OREO")	347	487
Proceeds from bank-owned life insurance ("BOLI") death benefit	—	803
Net cash (used in) provided by investing activities	(424,258)	107,964

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Six Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(60,528)	(52,920)
Net change in deposits	(50,431)	17,448
Proceeds from borrowings	3,092,000	793,702
Repayments on borrowings	(2,528,436)	(793,702)
Change in advances by borrowers	(19,872)	(6,827)
Repurchase of common stock	(22,196)	—
Net cash provided by (used in) financing activities	410,537	(42,299)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	11,013	102,157

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	49,194	70,292
End of period	60,207	172,449

See accompanying notes to consolidated financial statements.		(Concluded)

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

Cash, Cash Equivalents and Restricted Cash - Cash, cash equivalents and restricted cash reported in the statement of cash flows consisted entirely of cash and cash equivalents of $60.2 million and $49.2 million at March 31, 2023 and September 30, 2022, respectively. At times, the Company holds restricted cash, which is reported in other assets on the consolidated balance sheet, related to collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  There was no restricted cash at March 31, 2023 or September 30, 2022. See additional discussion regarding the interest rate swaps in Note 5. Borrowed Funds.

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	(Dollars in thousands, except per share amounts)
Net income	$14,189	$21,623	$30,429	$43,809
Income allocated to participating securities	(6)	(12)	(14)	(24)
Net income available to common stockholders	$14,183	$21,611	$30,415	$43,785

Total basic average common shares outstanding	133,150,224	135,676,722	133,903,769	135,651,609
Effect of dilutive stock options	—	—	—	—
Total diluted average common shares outstanding	133,150,224	135,676,722	133,903,769	135,651,609

Net EPS:
Basic	$0.11	$0.16	$0.23	$0.32
Diluted	$0.11	$0.16	$0.23	$0.32

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	373,541	543,031	375,808	543,400

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States Government-Sponsored Enterprises ("GSEs").

	March 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,146,526	$196	$124,742	$1,021,980
GSE debentures	519,981	—	40,741	479,240
Corporate bonds	4,000	—	438	3,562
Municipal bonds	1,031	—	5	1,026
	$1,671,538	$196	$165,926	$1,505,808

	September 30, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,243,270	$365	$155,011	$1,088,624
GSE debentures	519,977	—	50,150	469,827
Corporate bonds	4,000	—	305	3,695
Municipal bonds	1,243	—	82	1,161
	$1,768,490	$365	$205,548	$1,563,307

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	March 31, 2023
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$87,004	$2,056	$911,575	$122,686
GSE debentures	—	—	479,240	40,741
Corporate bonds	3,562	438	—	—
Municipal bonds	1,026	5	—	—
	$91,592	$2,499	$1,390,815	$163,427

	September 30, 2022
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$338,013	$22,563	$715,281	$132,448
GSE debentures	—	—	469,827	50,150
Corporate bonds	3,695	305	—	—
Municipal bonds	1,161	82	—	—
	$342,869	$22,950	$1,185,108	$182,598

The unrealized losses at March 31, 2023 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record an ACL on securities in an unrealized loss position at March 31, 2023 because scheduled coupon payments have been made, management anticipates that the entire principal balance will be collected as scheduled, and neither does the Company intend to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of AFS debt securities as of March 31, 2023, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$25,000	$24,286
One year through five years	494,981	454,954
Five years through ten years	5,031	4,588
	525,012	483,828
MBS	1,146,526	1,021,980
	$1,671,538	$1,505,808

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	(Dollars in thousands)
Taxable	$888	$790	$1,762	$1,580
Non-taxable	7	10	14	28
	$895	$800	$1,776	$1,608

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	March 31, 2023	September 30, 2022
	(Dollars in thousands)
FHLB advances	$576,765	$572,913
Public unit deposits	155,864	125,496
Federal Reserve Bank of Kansas City ("FRB of Kansas City") borrowings	42,723	46,283
	$775,352	$744,692
.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	March 31, 2023	September 30, 2022
	(Dollars in thousands)
One- to four-family:
Originated	$4,003,823	$3,988,469
Correspondent purchased	2,468,647	2,201,886
Bulk purchased	142,527	147,939
Construction	68,355	66,164
Total	6,683,352	6,404,458
Commercial:
Commercial real estate	874,718	745,301
Commercial and industrial	90,200	79,981
Construction	216,685	141,062
Total	1,181,603	966,344
Consumer:
Home equity	92,506	92,203
Other	8,664	8,665
Total	101,170	100,868

Total loans receivable	7,966,125	7,471,670

Less:
ACL	19,889	16,371
Deferred loan fees/discounts	30,830	29,736
Premiums/deferred costs	(43,161)	(38,645)
	$7,958,567	$7,464,208

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

The following tables set forth, as of the dates indicated, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. All revolving lines of credit are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At March 31, 2023 and September 30, 2022, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	March 31, 2023
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2022	2021	2020	2019	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$166,083	$578,258	$912,340	$597,495	$267,725	$1,511,800	$—	$4,033,701
Special Mention	184	1,192	760	1,365	1,274	9,070	—	13,845
Substandard	—	187	110	277	734	7,269	—	8,577
Correspondent purchased
Pass	309,170	531,455	633,831	261,631	66,403	690,477	—	2,492,967
Special Mention	—	396	1,013	—	353	1,761	—	3,523
Substandard	—	—	—	—	168	3,313	—	3,481
Bulk purchased
Pass	—	—	—	—	—	139,489	—	139,489
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,543	—	3,543
	475,437	1,111,488	1,548,054	860,768	336,657	2,366,722	—	6,699,126
Commercial:
Commercial real estate
Pass	228,869	301,638	231,200	120,670	83,873	83,290	8,676	1,058,216
Special Mention	—	28,439	—	—	—	—	—	28,439
Substandard	—	—	—	594	219	288	—	1,101
Commercial and industrial
Pass	19,289	25,176	14,267	4,337	3,191	1,063	22,082	89,405
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	16	—	73	—	83	610	782
	248,158	355,269	245,467	125,674	87,283	84,724	31,368	1,177,943
Consumer:
Home equity
Pass	2,548	5,997	2,162	1,342	890	2,643	76,618	92,200
Special Mention	—	46	—	—	—	—	245	291
Substandard	—	—	—	—	18	15	198	231
Other
Pass	2,382	3,479	1,301	549	221	389	333	8,654
Special Mention	—	—	—	5	—	—	—	5
Substandard	—	—	—	4	—	—	2	6
	4,930	9,522	3,463	1,900	1,129	3,047	77,396	101,387

Total	$728,525	$1,476,279	$1,796,984	$988,342	$425,069	$2,454,493	$108,764	$7,978,456

	September 30, 2022
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Year	Year	Year	Year	Year	Prior	Line of
	2022	2021	2020	2019	2018	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$563,460	$930,019	$624,274	$281,342	$212,037	$1,406,444	$—	$4,017,576
Special Mention	47	457	1,111	518	428	7,641	—	10,202
Substandard	158	—	278	1,106	256	8,968	—	10,766
Correspondent purchased
Pass	494,854	651,363	273,626	69,752	104,150	627,390	—	2,221,135
Special Mention	—	—	—	355	1,186	1,197	—	2,738
Substandard	—	—	—	168	513	4,783	—	5,464
Bulk purchased
Pass	—	—	—	—	—	144,840	—	144,840
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,637	—	3,637
	1,058,519	1,581,839	899,289	353,241	318,570	2,204,900	—	6,416,358
Commercial:
Commercial real estate
Pass	366,794	221,001	111,689	86,456	41,322	46,383	7,436	881,081
Special Mention	565	—	—	—	—	—	—	565
Substandard	436	—	594	221	239	30	—	1,520
Commercial and industrial
Pass	38,442	17,453	5,708	4,212	919	630	11,413	78,777
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	78	—	73	10	1,052	1,213
	406,237	238,454	118,069	90,889	42,553	47,053	19,901	963,156
Consumer:
Home equity
Pass	6,447	2,375	1,486	982	992	2,020	77,448	91,750
Special Mention	—	66	—	—	—	—	233	299
Substandard	—	—	—	18	—	3	331	352
Other
Pass	4,207	1,977	843	408	651	201	369	8,656
Special Mention	—	—	7	—	—	—	—	7
Substandard	1	—	—	—	—	—	—	1
	10,655	4,418	2,336	1,408	1,643	2,224	78,381	101,065

Total	$1,475,411	$1,824,711	$1,019,694	$445,538	$362,766	$2,254,177	$98,282	$7,480,579

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

	March 31, 2023
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2022	2021	2020	2019	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$166,267	$579,374	$913,210	$598,648	$269,733	$1,523,705	$—	$4,050,937
30-89	—	76	—	489	—	3,538	—	4,103
90+/FC	—	187	—	—	—	896	—	1,083
Correspondent purchased
Current	309,170	531,455	633,934	261,073	66,403	692,624	—	2,494,659
30-89	—	396	910	558	353	1,269	—	3,486
90+/FC	—	—	—	—	168	1,658	—	1,826
Bulk purchased
Current	—	—	—	—	—	141,522	—	141,522
30-89	—	—	—	—	—	289	—	289
90+/FC	—	—	—	—	—	1,221	—	1,221
	475,437	1,111,488	1,548,054	860,768	336,657	2,366,722	—	6,699,126
Commercial:
Commercial real estate
Current	228,649	330,077	231,200	120,670	83,873	83,243	8,676	1,086,388
30-89	220	—	—	—	—	79	—	299
90+/FC	—	—	—	594	219	256	—	1,069
Commercial and industrial
Current	19,289	25,176	14,267	4,337	3,191	1,063	22,692	90,015
30-89	—	16	—	73	—	—	—	89
90+/FC	—	—	—	—	—	83	—	83
	248,158	355,269	245,467	125,674	87,283	84,724	31,368	1,177,943
Consumer:
Home equity
Current	2,548	6,043	2,162	1,342	891	2,609	76,766	92,361
30-89	—	—	—	—	17	37	262	316
90+/FC	—	—	—	—	—	12	33	45
Other
Current	2,376	3,460	1,290	555	221	389	332	8,623
30-89	5	19	11	—	—	—	1	36
90+/FC	1	—	—	3	—	—	2	6
	4,930	9,522	3,463	1,900	1,129	3,047	77,396	101,387

Total	$728,525	$1,476,279	$1,796,984	$988,342	$425,069	$2,454,493	$108,764	$7,978,456

	September 30, 2022
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Year	Year	Year	Year	Year	Prior	Line of
	2022	2021	2020	2019	2018	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$563,507	$930,476	$625,110	$282,598	$212,549	$1,417,268	$—	$4,031,508
30-89	—	—	553	—	64	3,506	—	4,123
90+/FC	158	—	—	368	108	2,279	—	2,913
Correspondent purchased
Current	494,854	651,363	273,626	70,107	105,336	629,150	—	2,224,436
30-89	—	—	—	—	—	1,117	—	1,117
90+/FC	—	—	—	168	513	3,103	—	3,784
Bulk purchased
Current	—	—	—	—	—	146,399	—	146,399
30-89	—	—	—	—	—	921	—	921
90+/FC	—	—	—	—	—	1,157	—	1,157
	1,058,519	1,581,839	899,289	353,241	318,570	2,204,900	—	6,416,358
Commercial:
Commercial real estate
Current	367,795	221,001	111,689	86,456	41,322	46,383	7,436	882,082
30-89	—	—	—	—	—	—	—	—
90+/FC	—	—	594	221	239	30	—	1,084
Commercial and industrial
Current	38,442	17,453	5,786	4,212	919	630	12,465	79,907
30-89	—	—	—	—	—	—	—	—
90+/FC	—	—	—	—	73	10	—	83
	406,237	238,454	118,069	90,889	42,553	47,053	19,901	963,156
Consumer:
Home equity
Current	6,447	2,441	1,429	1,000	980	1,999	77,633	91,929
30-89	—	—	57	—	12	24	226	319
90+/FC	—	—	—	—	—	—	153	153
Other
Current	4,205	1,964	844	404	651	201	368	8,637
30-89	2	13	6	4	—	—	1	26
90+/FC	1	—	—	—	—	—	—	1
	10,655	4,418	2,336	1,408	1,643	2,224	78,381	101,065

Total	$1,475,411	$1,824,711	$1,019,694	$445,538	$362,766	$2,254,177	$98,282	$7,480,579

Delinquent and Nonaccrual Loans - The following tables present the amortized cost, at the dates indicated, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total loans. At March 31, 2023 and September 30, 2022, all loans 90 or more days delinquent were on nonaccrual status.

	March 31, 2023
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$4,103	$1,083	$5,186	$4,050,937	$4,056,123
Correspondent purchased	3,486	1,826	5,312	2,494,659	2,499,971
Bulk purchased	289	1,221	1,510	141,522	143,032
Commercial:
Commercial real estate	299	1,069	1,368	1,086,388	1,087,756
Commercial and industrial	89	83	172	90,015	90,187
Consumer:
Home equity	316	45	361	92,361	92,722
Other	36	6	42	8,623	8,665
	$8,618	$5,333	$13,951	$7,964,505	$7,978,456

	September 30, 2022
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$4,123	$2,913	$7,036	$4,031,508	$4,038,544
Correspondent purchased	1,117	3,784	4,901	2,224,436	2,229,337
Bulk purchased	921	1,157	2,078	146,399	148,477
Commercial:
Commercial real estate	—	1,084	1,084	882,082	883,166
Commercial and industrial	—	83	83	79,907	79,990
Consumer:
Home equity	319	153	472	91,929	92,401
Other	26	1	27	8,637	8,664
	$6,506	$9,175	$15,681	$7,464,898	$7,480,579

The amortized cost of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2023 and September 30, 2022 was $1.9 million and $2.0 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the tables above. The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $160 thousand at March 31, 2023 and $328 thousand at September 30, 2022.

The following table presents the amortized cost at March 31, 2023 and September 30, 2022, by class, of loans classified as nonaccrual. Additionally, the amortized cost of nonaccrual loans that had no related ACL is presented, all of which were individually evaluated for loss and any identified losses have been charged off.

	March 31, 2023		September 30, 2022
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
One- to four-family:
Originated	$1,270	$332	$3,135	$1,018
Correspondent purchased	1,826	—	3,784	304
Bulk purchased	1,478	887	1,157	630
Commercial:
Commercial real estate	1,100	446	1,084	449
Commercial and industrial	156	156	161	161
Consumer:
Home equity	45	—	172	19
Other	6	—	1	—
	$5,881	$1,821	$9,494	$2,581

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

	For the Three Months Ended			For the Six Months Ended
	March 31, 2023			March 31, 2023
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	—	$—	$—	—	$—	$—
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	1	239	257	1	239	257
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
	1	$239	$257	1	$239	$257

	For the Three Months Ended			For the Six Months Ended
	March 31, 2022			March 31, 2022
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	1	$100	$100	2	$124	$124
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	2	124	124	2	124	124
Consumer:
Home equity	1	19	19	1	19	19
Other	—	—	—	—	—	—
	4	$243	$243	5	$267	$267

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2023		March 31, 2022		March 31, 2023		March 31, 2022
	Number of	Amortized	Number of	Amortized	Number of	Amortized	Number of	Amortized
	Contracts	Cost	Contracts	Cost	Contracts	Cost	Contracts	Cost
(Dollars in thousands)
One- to four-family:
Originated	—	$—	—	$—	1	$8	1	$684
Correspondent purchased	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
	—	$—	—	$—	1	$8	1	$684

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented.

	For the Three Months Ended March 31, 2023
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,159	$2,987	$216	$5,362	$13,584	$243	$19,189
Charge-offs	—	—	—	—	—	(16)	(16)
Recoveries	—	—	—	—	1	1	2
Provision for credit losses	(20)	87	5	72	637	5	714
Ending balance	$2,139	$3,074	$221	$5,434	$14,222	$233	$19,889

	For the Six Months Ended March 31, 2023
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,066	$2,734	$206	$5,006	$11,120	$245	$16,371
Charge-offs	—	—	—	—	—	(20)	(20)
Recoveries	1	—	—	1	1	2	4
Provision for credit losses	72	340	15	427	3,101	6	3,534
Ending balance	$2,139	$3,074	$221	$5,434	$14,222	$233	$19,889

	For the Three Months Ended March 31, 2022
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$1,639	$2,082	$268	$3,989	$13,353	$193	$17,535
Charge-offs	—	—	—	—	—	(5)	(5)
Recoveries	2	—	—	2	13	4	19
Provision for credit losses	68	47	(27)	88	(2,335)	10	(2,237)
Ending balance	$1,709	$2,129	$241	$4,079	$11,031	$202	$15,312

	For the Six Months Ended March 31, 2022
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$1,612	$2,062	$304	$3,978	$15,652	$193	$19,823
Charge-offs	(4)	—	—	(4)	(10)	(6)	(20)
Recoveries	11	—	—	11	49	5	65
Provision for credit losses	90	67	(63)	94	(4,660)	10	(4,556)
Ending balance	$1,709	$2,129	$241	$4,079	$11,031	$202	$15,312

The key assumptions in the Company's ACL model include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at March 31, 2023. The key assumptions utilized in estimating the Company's ACL at March 31, 2023 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected an economic forecast that was the most appropriate considering the facts and circumstances at March 31, 2023. The forecasted economic indices applied to the model at March 31, 2023 were the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at March 31, 2023 was the national unemployment rate. The forecasted national unemployment rate in the economic scenario selected by management at March 31, 2023 had the national unemployment rate gradually increasing to 3.8% by March 31, 2024 which was the end of our four quarter forecast time period.
•Forecast and reversion to mean time periods - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at March 31, 2023.
•Prepayment and curtailment assumptions - The assumptions used at March 31, 2023 were generally based on actual historical prepayment and curtailment speeds for each respective loan pool in the model. During the current year, there was a slowdown in portfolio prepayment speeds which reduced the projected prepayment speeds used in the model for generally all loan categories.
•Qualitative factors - The qualitative factors applied by management at March 31, 2023 included the following:
◦The economic uncertainties related to the unemployment rate, the labor force composition, and the labor participation rate that are not captured in the economic forecasts; and
◦Other management considerations related to commercial real estate loans that were not captured via the model assumptions, such as the balance and trending of large dollar commercial real estate loans.

Reserve for Off-Balance Sheet Credit Exposures - The following is a summary of the changes in reserve for off-balance sheet credit exposures during the periods indicated. At March 31, 2023 and September 30, 2022, the Bank's off-balance sheet credit exposures totaled $1.02 billion and $992.6 million, respectively.

	For the Three Months Ended		For the Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	(Dollars in thousands)
Beginning balance	$5,591	$4,623	$4,751	$5,743
Provision for credit losses	177	(951)	1,017	(2,071)
Ending balance	$5,768	$3,672	$5,768	$3,672

5. BORROWED FUNDS
FHLB Borrowings and Interest Rate Swaps - At March 31, 2023 and September 30, 2022, the Bank had entered into interest rate swap agreements with an aggregate notional amount of $365.0 million in order to hedge the variable cash flows associated with $365.0 million of adjustable-rate FHLB advances. At March 31, 2023 and September 30, 2022, the interest rate swap agreements had an average remaining term to maturity of 2.6 years and 3.1 years, respectively. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At both March 31, 2023 and September 30, 2022, the interest rate swaps were in a gain position with a total fair value of $8.8 million and $12.5 million respectively, which was reported in other assets on the consolidated balance sheet. During the three and six month periods ended March 31, 2023, $1.3 million and $2.1 million, respectively, was reclassified from AOCI as a decrease to interest expense. During the three and six month periods ended March 31, 2022, $1.7 million and $3.5 million was reclassified from AOCI as an increase to interest expense. At March 31, 2023, the Company estimated that $7.2 million of interest expense associated with the interest rate swaps would be reclassified from AOCI as a decrease to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank held cash collateral of $9.6 million and $12.1 million at March 31, 2023 and September 30, 2022, respectively.

During the current six month period, the Bank utilized a leverage strategy (the "leverage strategy") to increase earnings. The leverage strategy involved borrowing up to $2.60 billion either on the Bank's line of credit with FHLB or by entering into short-term FHLB advances, depending on the rates offered by FHLB, with all of the balance being paid down at quarter end, or earlier if the strategy was not profitable. The proceeds of the borrowings, net of the required FHLB stock holdings, were deposited at the FRB of Kansas City.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the six months ended March 31, 2023 or during fiscal year 2022. The Company's major security types, based on the nature and risks of the securities, are:

•GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•Corporate Bonds and Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as adjustments to AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values obtained from the counterparty during the six months ended March 31, 2023 or during fiscal year 2022. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2023 or September 30, 2022.

	March 31, 2023
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,021,980	$—	$1,021,980	$—
GSE debentures	479,240	—	479,240	—
Corporate bonds	3,562	—	3,562	—
Municipal bonds	1,026	—	1,026	—
	1,505,808	—	1,505,808	—
Interest rate swaps	8,795	—	8,795	—
	$1,514,603	$—	$1,514,603	$—

	September 30, 2022
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,088,624	$—	$1,088,624	$—
GSE debentures	469,827	—	469,827	—
Corporate bonds	3,695	—	3,695	—
Municipal bonds	1,161	—	1,161	—
	1,563,307	—	1,563,307	—
Interest rate swaps	12,547	—	12,547	—
	$1,575,854	$—	$1,575,854	$—

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

Loans Receivable - Collateral dependent assets are assets evaluated on an individual basis. Those collateral dependent assets that are evaluated on an individual basis are considered financial assets measured at fair value on a non-recurring basis. The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during the six months ended March 31, 2023 and 2022 that were still held in the portfolio as of March 31, 2023 and 2022 was $3.6 million and $4.2 million, respectively. Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the six months ended March 31, 2023 and March 31, 2022 were downward adjustments to the book value of the collateral for lack of marketability. During the six months ended March 31, 2023, the adjustments ranged from 8% to 100%, with a weighted average of 21%. During the six months ended March 31, 2022, the adjustments ranged from 9% to 56%, with a weighted average of 21%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. The fair value of OREO measured on a non-recurring basis during the six months ended March 31, 2023 that was still held in the portfolio as of March 31, 2023 was $93 thousand. There was no OREO measured on a non-recurring basis during the six months ended March 31, 2022. The carrying value of the properties equaled the fair value of the properties at March 31, 2023 and 2022.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	March 31, 2023
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$60,207	$60,207	$60,207	$—	$—
AFS securities	1,505,808	1,505,808	—	1,505,808	—
Loans receivable	7,958,567	7,513,314	—	—	7,513,314
FHLB stock	128,096	128,096	128,096	—	—
Interest rate swaps	8,795	8,795	—	8,795	—
Liabilities:
Deposits	6,144,435	6,103,436	3,670,486	2,432,950	—
Borrowings	2,696,604	2,643,537	203,400	2,440,137	—

	September 30, 2022
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$49,194	$49,194	$49,194	$—	$—
AFS securities	1,563,307	1,563,307	—	1,563,307	—
Loans receivable	7,464,208	6,889,211	—	—	6,889,211
FHLB stock	100,624	100,624	100,624	—	—
Interest rate swaps	12,547	12,547	—	12,547	—
Liabilities:
Deposits	6,194,866	6,124,835	3,991,114	2,133,721	—
Borrowings	2,132,154	1,910,779	75,000	1,835,779	—

7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods indicated.

	For the Three Months Ended March 31, 2023
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(142,069)	$9,467	$(132,602)
Other comprehensive income (loss), before reclassifications	16,777	(1,495)	15,282
Amount reclassified from AOCI, net of taxes of $427	—	(1,323)	(1,323)
Other comprehensive income (loss)	16,777	(2,818)	13,959
Ending balance	$(125,292)	$6,649	$(118,643)

	For the Six Months Ended March 31, 2023
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(155,119)	$9,486	$(145,633)
Other comprehensive income (loss), before reclassifications	29,827	(780)	29,047
Amount reclassified from AOCI, net of taxes of $664	—	(2,057)	(2,057)
Other comprehensive income (loss)	29,827	(2,837)	26,990
Ending balance	$(125,292)	$6,649	$(118,643)

	For the Three Months Ended March 31, 2022
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(6,331)	$(16,995)	$(23,326)
Other comprehensive income (loss), before reclassifications	(65,445)	11,151	(54,294)
Amount reclassified from AOCI, net of taxes of $(553)	—	1,713	1,713
Other comprehensive income (loss)	(65,445)	12,864	(52,581)
Ending balance	$(71,776)	$(4,131)	$(75,907)

	For the Six Months Ended March 31, 2022
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$4,651	$(20,956)	$(16,305)
Other comprehensive income (loss), before reclassifications	(76,427)	13,329	(63,098)
Amount reclassified from AOCI, net of taxes of $(1,128)	—	3,496	3,496
Other comprehensive income (loss)	(76,427)	16,825	(59,602)
Ending balance	$(71,776)	$(4,131)	$(75,907)

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
•our ability to access cost-effective funding and maintain sufficient liquidity;
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
•inflation, interest rate, market, monetary, and currency fluctuations and the effects of a potential economic recession or slower economic growth;
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

The Company recognized net income of $30.4 million, or $0.23 per share, for the current year period compared to net income of $43.8 million, or $0.32 per share, for the prior year period. The decrease in net income was due primarily to recording a provision for credit losses of $4.6 million for the current year period compared to a $6.6 million release of provision for the prior year period. The net interest margin decreased 24 basis points, from 1.83% for the prior year period to 1.59% for the current year period. Excluding the effects of the leverage strategy, the net interest margin decreased 21 basis points, from 2.00% for the prior year period to 1.79% for the current year period. The decrease in the net interest margin excluding the effects of the leverage strategy was due mainly to an increase in the cost of borrowings and deposits, which exceeded the increase in loan yields. Net interest margin compression is anticipated to continue, and the margin is expected to compress more in the near term, due to the shape of the yield curve and with liabilities repricing faster than assets, along with higher costing borrowings in order to fund loan growth, increasing the Bank's money market rates in response to competitor pricing, and deposit funds moving from lower costing deposit accounts to higher costing certificates of deposit. See additional discussion in the "Fiscal Year 2023 Outlook" section below.

Total assets were $10.09 billion at March 31, 2023, a $460.9 million increase from September 30, 2022. The increase in assets was primarily a result of loan growth, mainly in the correspondent one- to four-family and commercial real estate loan portfolios. Total deposits were $6.14 billion at March 31, 2023, a decrease of $50.4 million from September 30, 2022. The decrease was mainly in money market account balances, which decreased $284.5 million, partially offset by a $226.3 million increase in retail certificates of deposit since September 30, 2022. The decrease in money market accounts was likely due to customers moving funds to alternative, higher yielding investment products, including certificates of deposit offered by the Bank, and/or withdrawing funds for customer spending. The growth in the loan portfolio and decrease in deposits resulted in an increase in FHLB borrowings by $578.4 million during the current year period.

The Bank exceeded $10 billion in total assets at March 31, 2023 and may again at June 30, 2023. It is management's expectation that the Bank will be under $10 billion in total assets at September 30, 2023. There are increased direct costs, additional regulatory burdens with indirect costs, and lost revenue, mainly related to interchange fees, associated with the Bank being over $10 billion in total assets at certain points in time and for consecutive periods of time. Being over $10 billion in total assets at March 31, 2023 did not result in any additional regulatory requirements, increased direct or indirect costs, or lost revenues. We continue to work on limiting the growth in total assets by reducing new correspondent one- to four-family purchases to near zero, along with limiting additional use of FHLB advances for operating needs, and evaluating other balance sheet management opportunities.

The Bank's asset quality remained strong, reflected in low delinquency and charge-off ratios. At March 31, 2023, loans 30 to 89 days delinquent were 0.11% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.07% of total loans receivable, net. During the current quarter and current year periods, net charge-offs ("NCOs") were $14 thousand and $16 thousand, respectively.

For short-term liquidity needs, the Bank has access to a line of credit at the FHLB in addition to the FRB of Kansas City discount window and the newly established FRB Bank Term Funding Program ("BTFP"). The Bank's FHLB borrowing limit was 50% of the Bank's Call Report total assets as of March 31, 2023. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral and the amount that can be borrowed through the BTFP is based upon the par value of securities pledged as collateral. Management estimated that the Bank had $2.85 billion in additional liquidity available at March 31, 2023 based on the Bank's blanket collateral agreement with FHLB and the par value of unencumbered securities.

At March 31, 2023, the Bank had a one-year gap position of $(803.5) million, or (8.0)% of total assets, meaning the amount of interest-bearing liabilities exceeds the amount of interest-earning assets maturing or repricing during the next year. This was compared to a one-year gap position of $(1.02) billion, or (10.3)% of total assets, at December 31, 2022. The change in the one-year gap amount was due primarily to a decrease in the amount of liability cash flows coming due in one year at March 31, 2023 compared to December 31, 2022 and an increase in the amount of asset cash flows coming due for the same time periods. This was primarily attributable to a decrease in the amount of non-maturity deposits projected by the Bank's interest rate risk model to mature within one year as of March 31, 2023 compared to December 31, 2022, partially offset by an increase in cash flows projected to be received on loans as of March 31, 2023.

Management is in the process of implementing a new core processing system ("digital transformation") for the Bank, which is expected to be operational by September 2023. We expect the new platform will allow us to introduce new products and services quickly, to drive better efficiencies and provide a more personalized experience for our customers. Our customers will experience a more modern internet banking experience, including both desktop and mobile, which will offer real-time alerts. Our customers will also have multiple options for real-time payments, which positions the Bank for faster payment channels in the future. Management anticipates information technology and related expenses will increase in fiscal year 2023 in conjunction with the digital transformation.

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

Financial Condition
The following table summarizes the Company's financial condition at the dates indicated.

			Annualized		Annualized
	March 31,	December 31,	Percent	September 30,	Percent
	2023	2022	Change	2022	Change
	(Dollars and shares in thousands)
Total assets	$10,085,770	$9,929,760	6.3%	$9,624,897	9.6%
AFS securities	1,505,808	1,528,686	(6.0)	1,563,307	(7.4)
Loans receivable, net	7,958,567	7,783,358	9.0	7,464,208	13.2
Deposits	6,144,435	6,074,549	4.6	6,194,866	(1.6)
Borrowings	2,696,604	2,645,195	7.8	2,132,154	52.9
Stockholders' equity	1,072,034	1,054,795	6.5	1,096,499	(4.5)
Equity to total assets at end of period	10.6%	10.6%		11.4%
Average number of basic shares outstanding	133,150	134,641	(4.4)	135,773	(3.9)
Average number of diluted shares outstanding	133,150	134,641	(4.4)	135,773	(3.9)

During the current quarter, total assets increased by $156.0 million, which was primarily driven by loan growth of $175.2 million, mainly in the correspondent one- to four-family and commercial real estate loan portfolios. The one- to four-family correspondent loan portfolio increased $115.3 million, or 4.9%, primarily as a result of purchasing loans that were in the pipeline as of December 31, 2022 as the Bank continues to work towards reducing new correspondent purchases to near zero. Commercial loans increased $71.3 million, or 6.4%, during the current quarter, due to $42.0 million in commercial real estate originations and purchases along with $35.0 million in funding on existing construction loans.

Total liabilities increased $138.8 million during the current quarter due to an increase in deposits of $69.9 million, along with new borrowings of $58.4 million. The increase in deposit balances was due primarily to retail/commercial certificates of deposit, which increased $236.7 million, partially offset by a decrease in money market account balances, which decreased $159.3 million during the current quarter. The decrease in money market account balances was likely due to depositors moving funds to alternative, higher yield investment products and/or withdrawing funds for customer spending. Additionally, the Bank held a certificate of deposit promotional campaign during the current quarter which resulted in $177.3 million in new certificates of deposit at a weighted average rate of 4.34%; the majority of these funds were from customer transfers of existing deposits within the Bank. See additional discussion regarding net interest margin compression in "Fiscal Year 2023 Outlook" section below.

During the current fiscal year, loan balances increased $494.4 million and deposit balances decreased $50.4 million, which made it necessary to increase FHLB borrowings by $578.4 million during that time. The loan growth was primarily in the correspondent loan portfolio, as the Bank worked through its existing pipeline of applications, and commercial loan portfolio, which increased $266.8 million and $215.3 million, respectively. The decrease in deposits was primarily in the money market portfolio, partially offset by an increase in certificates of deposit. The FHLB borrowing increase was composed of $550.0 million of new advances with a weighted average maturity ("WAM") of 3.3 years and $128.4 million on the Bank's FHLB line of credit, partially offset by $100.0 million in FHLB advances that matured during the current year period.

At times, the Bank has utilized a leverage strategy to increase earnings. The leverage strategy during the current year involved borrowing up to $2.60 billion by entering into short-term FHLB advances. During the current quarter and current year periods, the average outstanding balance of leverage strategy borrowings was $979.2 million and $1.43 billion, respectively. The borrowings were repaid prior to March 31, 2023. The proceeds from the borrowings, net of the required FHLB stock holdings, which yielded 8.75% and 8.58% during the current quarter and current year periods, respectively, were deposited at the FRB of Kansas City. Net income attributable to the leverage strategy is largely derived from the dividends received on FHLB stock holdings, plus the net interest rate spread between the yield on the cash deposited at the FRB of Kansas City and the rate paid on the related FHLB borrowings, less applicable federal insurance premiums and estimated taxes. Net income attributable to the leverage strategy was $110 thousand during the current quarter, compared to $763 thousand for the quarter ended December 31, 2022. The decrease in net income was due to a lower net interest rate spread associated with the leverage strategy and a reduction in the size of the leverage strategy transaction because the borrowing capacity was needed for operational purposes. Net income attributable to the leverage strategy during the current year period was $873 thousand, compared to $545 thousand for the prior year period. Net income was higher in the current year period than the prior year period as the leverage strategy was utilized more in the current year period. Management continues to monitor the net interest rate spread and overall profitability of the strategy. It is expected that the strategy will continue to be utilized when it is profitable and/or the borrowing capacity does not need to be used for other purposes. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction.

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. The loan portfolio rate increased 10 basis points during the current quarter and 24 basis points during the current year period, due primarily to one- to four-family correspondent and commercial loan growth at interest rates higher than the existing portfolios, disbursements on higher rate commercial construction loans, and repricing of existing commercial loans to higher market interest rates. The average prepayment speed on one- to four-family loans was approximately 5% during the current quarter and prior quarter, and 7% during the quarter ended September 30, 2022.

	March 31, 2023		December 31, 2022		September 30, 2022
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$4,003,823	3.28%	$4,007,596	3.25%	$3,988,469	3.20%
Correspondent purchased	2,468,647	3.39	2,353,335	3.25	2,201,886	3.10
Bulk purchased	142,527	1.36	145,209	1.31	147,939	1.24
Construction	68,355	3.21	70,869	3.01	66,164	2.90
Total	6,683,352	3.28	6,577,009	3.20	6,404,458	3.12
Commercial:
Commercial real estate	874,718	4.48	833,444	4.34	745,301	4.30
Commercial and industrial	90,200	5.40	88,327	5.21	79,981	4.30
Construction	216,685	6.30	188,516	5.97	141,062	5.34
Total	1,181,603	4.89	1,110,287	4.69	966,344	4.45
Consumer loans:
Home equity	92,506	8.17	95,352	7.55	92,203	6.28
Other	8,664	4.66	9,022	4.43	8,665	4.21
Total	101,170	7.87	104,374	7.28	100,868	6.10
Total loans receivable	7,966,125	3.57	7,791,670	3.47	7,471,670	3.33

Less:
ACL	19,889		19,189		16,371
Deferred loan fees/discounts	30,830		30,513		29,736
Premiums/deferred costs	(43,161)		(41,390)		(38,645)
Total loans receivable, net	$7,958,567		$7,783,358		$7,464,208

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

	For the Three Months Ended		For the Six Months Ended
	March 31, 2023		March 31, 2023		March 31, 2022
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)
Beginning balance	$7,791,670	3.47%	$7,471,670	3.33%	$7,096,073	3.21%
Originated and refinanced	181,011	5.97	545,398	5.41	526,836	3.21
Purchased and participations	215,600	5.59	550,905	5.41	322,706	2.86
Change in undisbursed loan funds	(24,949)		(146,184)		(45,237)
Repayments	(197,193)		(449,992)		(781,498)
Principal recoveries/(charge-offs), net	(14)		(16)		45
Other	—		(5,656)		(242)
Ending balance	$7,966,125	3.57	$7,966,125	3.57	$7,118,683	3.16

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

	For the Six Months Ended
	March 31, 2023			March 31, 2022
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family	$270,613	5.22%	24.7%	$509,180	2.79%	59.9%
One- to four-family construction	23,045	5.28	2.1	70,323	2.86	8.3
Commercial:
Real estate	10,628	6.02	1.0	41,444	3.85	4.9
Commercial and industrial	15,634	6.52	1.4	7,909	3.68	0.9
Construction	68,600	4.87	6.3	68,512	3.26	8.1
Home equity	2,587	7.70	0.2	913	5.17	0.1
Other	2,124	6.69	0.2	1,473	5.67	0.2
Total fixed-rate	393,231	5.26	35.9	699,754	2.93	82.4

Adjustable-rate:
One- to four-family	268,836	4.85	24.5	21,739	2.68	2.5
One- to four-family construction	15,414	4.67	1.4	5,991	2.73	0.7
Commercial:
Real estate	202,727	5.34	18.5	57,901	3.99	6.8
Commercial and industrial	34,514	7.15	3.1	26,784	3.80	3.2
Construction	151,326	6.10	13.8	8,786	3.99	1.0
Home equity	29,548	7.89	2.7	27,970	4.40	3.3
Other	707	3.75	0.1	617	2.47	0.1
Total adjustable-rate	703,072	5.50	64.1	149,788	3.79	17.6

Total originated, refinanced and purchased	$1,096,303	5.41	100.0%	$849,542	3.08	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent purchased - one- to four-family	$169,653	5.21		$243,509	2.73
Participations and purchases - commercial	3,016	6.40		69,057	3.25
Total fixed-rate purchased/participations	172,669	5.23		312,566	2.84

Adjustable-rate:
Correspondent purchased - one- to four-family	197,038	4.87		5,140	2.68
Participations and purchases - commercial	181,198	6.18		5,000	4.00
Total adjustable-rate purchased/participations	378,236	5.50		10,140	3.33
Total purchased/participation loans	$550,905	5.41		$322,706	2.86

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average LTV ratio, and average balance per loan as of March 31, 2023. Credit scores are updated at least annually, with the latest update in September 2022, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$4,003,823	60.5%	3.28%	771	60%	$162
Correspondent purchased	2,468,647	37.3	3.39	767	65	420
Bulk purchased	142,527	2.2	1.36	771	56	288
	$6,614,997	100.0%	3.28	769	62	212

The following table presents originated and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average rates, weighted average LTVs, and weighted average credit scores for the current year-to-date period. The majority of the correspondent loans purchased during the current quarter were from applications in the pipeline at December 31, 2022 as the Bank continues to work to reduce correspondent purchases to near zero.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2023				March 31, 2023
				Credit				Credit
	Amount	Rate	LTV	Score	Amount	Rate	LTV	Score
	(Dollars in thousands)
Originated	$84,709	5.22%	74%	769	$211,217	5.04%	75%	766
Correspondent purchased	167,220	5.21	76	770	366,691	5.03	77	769
	$251,929	5.22	75	770	$577,908	5.03	76	768

The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of March 31, 2023, along with associated weighted average rates. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of our future cash needs.

	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$86,153	5.67%
Correspondent	14,870	4.59
	$101,023	5.51

Commercial Loans - During the current quarter and six months ended March 31, 2023, the Bank originated $79.9 million and $299.2 million of commercial loans, respectively, and entered into commercial loan participations totaling $48.4 million and $184.2 million, respectively. The Bank also processed commercial loan disbursements, excluding lines of credit, during the current quarter and six months ended March 31, 2023 of approximately $98.9 million and $306.7 million, respectively, at a weighted average rate of 6.27% and 5.45%, respectively.

As of March 31, 2023, December 31, 2022, and September 30, 2022, the Bank's commercial and industrial gross loan amounts (unpaid principal plus undisbursed amounts) totaled $130.3 million, $113.2 million and $100.4 million, respectively, and commitments totaled $7.0 million, $5.1 million and $458 thousand, respectively.

The following table presents the Bank's commercial real estate and commercial construction loans by type of primary collateral as of the dates indicated. As of March 31, 2023, the Bank had 11 commercial real estate and commercial construction loan commitments, totaling $91.6 million, at a weighted average rate of 6.78%. Because the commitments to pay out undisbursed funds are not cancellable by the Bank, unless the loan is in default, we generally anticipate fully funding the related projects. Of the total commercial undisbursed amounts and commitments outstanding as of March 31, 2023, management anticipates approximately $85 million will be funded during the June 2023 quarter, $84 million during the September 2023 quarter, $89 million during the December 2023 quarter, and $63 million during the March 2024 quarter.

	March 31, 2023				December 31, 2022	September 30, 2022
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Retail building	147	$248,467	$95,258	$343,725	$325,055	$230,153
Senior housing	35	281,352	44,123	325,475	327,414	328,259
Hotel	13	209,251	26,463	235,714	216,604	181,546
Multi-family	39	71,941	161,557	233,498	210,255	122,735
Office building	87	104,968	26,730	131,698	114,844	109,653
One- to four-family property	390	62,405	9,299	71,704	72,339	68,907
Warehouse/manufacturing	40	43,469	10,030	53,499	42,496	10,891
Other	101	69,550	23,323	92,873	87,532	84,071
	852	$1,091,403	$396,783	$1,488,186	$1,396,539	$1,136,215

Weighted average rate		4.84%	5.95%	5.14%	4.91%	4.56%

The following table summarizes the Bank's commercial real estate and commercial construction loans by state as of the dates indicated.

	March 31, 2023				December 31, 2022	September 30, 2022
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Kansas	626	$441,411	$131,935	$573,346	$519,419	$423,797
Missouri	179	253,277	110,155	363,432	335,400	296,443
Texas	15	240,237	95,487	335,724	336,512	280,840
Colorado	8	40,157	15,037	55,194	55,705	34,377
Tennessee	2	22,093	20,475	42,568	43,258	—
Nebraska	8	33,810	4,057	37,867	37,817	32,992
Other	14	60,418	19,637	80,055	68,428	67,766
	852	$1,091,403	$396,783	$1,488,186	$1,396,539	$1,136,215

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of March 31, 2023.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	9	$438,526
>$15 to $30 million	20	423,808
>$10 to $15 million	11	131,234
>$5 to $10 million	28	200,785
$1 to $5 million	140	333,354
Less than $1 million	1,238	189,375
	1,446	$1,717,082

Asset Quality

Delinquent and nonaccrual loans and OREO. The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at March 31, 2023, approximately 79% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	March 31,		December 31,		September 30,
	2023		2022		2022
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	45	$4,116	56	$4,708	48	$4,134
Correspondent purchased	10	3,436	4	1,216	7	1,104
Bulk purchased	3	287	3	865	3	913
Commercial	5	389	6	191	—	—
Consumer	22	352	24	626	24	345
	85	$8,580	93	$7,606	82	$6,496

Loans 30 to 89 days delinquent
to total loans receivable, net		0.11%		0.10%		0.09%

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

	Nonaccrual Loans and OREO at:
	March 31,		December 31,		September 30,
	2023		2022		2022
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	15	$1,084	13	$1,034	29	$2,919
Correspondent purchased	7	1,803	14	4,126	12	3,737
Bulk purchased	3	1,212	4	1,492	3	1,148
Commercial	7	1,152	7	1,152	8	1,167
Consumer	7	51	11	126	9	154
	39	5,302	49	7,930	61	9,125

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.07%		0.10%		0.12%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	2	$187	3	$219	3	$222
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	1	257	—	—	—	—
Commercial	3	104	2	84	1	77
Consumer	—	—	—	—	1	19
	6	548	5	303	5	318
Total nonaccrual loans	45	5,850	54	8,233	66	9,443

Nonaccrual loans as a percentage of total loans		0.07%		0.11%		0.13%

OREO:
One- to four-family:
Originated(2)	2	$160	2	$161	4	$307
Consumer	—	—	1	21	1	21
	2	160	3	182	5	328
Total non-performing assets	47	$6,010	57	$8,415	71	$9,771

Non-performing assets as a percentage of total assets		0.06%		0.08%		0.10%
(1)Includes loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing ten percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at March 31, 2023. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At March 31, 2023, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,574,768	54.0%	$3,757	47.9%	$913	22.3%	53%
Missouri	1,127,878	17.1	1,135	14.5	419	10.2	43
Other states	1,912,351	28.9	2,947	37.6	2,767	67.5	46
	$6,614,997	100.0%	$7,839	100.0%	$4,099	100.0%	47

Classified loans. The following table presents loans classified as special mention or substandard at the dates presented. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. The increase in commercial special mention loans at March 31, 2023 compared to September 30, 2022 was due mainly to two loans in a single commercial relationship moving to special mention during the December 31, 2022 quarter as certain underlying economic considerations being monitored by management showed signs of deterioration.

	March 31, 2023		December 31, 2022		September 30, 2022
	Special Mention	Substandard	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$17,368	$15,636	$16,471	$18,301	$12,950	$19,953
Commercial	28,441	1,881	28,441	2,413	565	2,733
Consumer	296	237	234	318	306	354
	$46,105	$17,754	$45,146	$21,032	$13,821	$23,040

Allowance for Credit Losses. The distribution of our ACL and the ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below. The ACL increased compared to September 30, 2022, due primarily to growth in the commercial loan portfolio, along with a reduction in prepayment speeds for all loan categories. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to the calculation of ACL as of March 31, 2023.

	Distribution of ACL			Ratio of ACL to Loans Receivable
	March 31,	December 31,	September 30,	March 31,	December 31,	September 30,
	2023	2022	2022	2023	2022	2022
	(Dollars in thousands)
One- to four-family:
Originated	$2,081	$2,097	$2,012	0.05%	0.05%	0.05%
Correspondent purchased	3,074	2,987	2,734	0.12	0.13	0.12
Bulk purchased	221	216	206	0.16	0.15	0.14
Construction	58	62	54	0.08	0.09	0.08
Total	5,434	5,362	5,006	0.08	0.08	0.08
Commercial:
Real estate	11,219	10,799	8,729	1.28	1.30	1.17
Commercial and industrial	520	491	490	0.58	0.56	0.61
Construction	2,483	2,294	1,901	1.15	1.22	1.35
Total	14,222	13,584	11,120	1.20	1.22	1.15
Consumer	233	243	245	0.23	0.23	0.24
Total	$19,889	$19,189	$16,371	0.25	0.25	0.22

The following table presents ACL activity and related ratios at the dates and for the periods indicated. The ratio of NCOs to average non-performing assets during the current year period was positive due to charge-offs exceeding recoveries, while the prior year period was negative due to recoveries exceeding charge-offs. The ratio of ACL to nonaccrual loans was higher at the end of the current year period compared to the end of the prior year period due mainly to a lower balance of nonaccrual loans compared to the prior year period, along with higher ACL at March 31, 2023. The ratio of ACL to NCOs for the prior year period was not meaningful as recoveries exceeded loan charge-offs, compared to the current year period where loan charge-offs exceeded recoveries. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

	At or For the Six Months Ended
	March 31, 2023	March 31, 2022
	(Dollars in thousands)
Balance at beginning of period	$16,371	$19,823
Charge-offs	(20)	(20)
Recoveries	4	65
Net recoveries (charge-offs)	(16)	45
Provision for credit losses	3,534	(4,556)
Balance at end of period	$19,889	$15,312

Ratio of NCOs during the period
to average non-performing assets	0.20%	(0.35)%

ACL to nonaccrual loans at end of period	339.98	128.48

ACL to loans receivable, net at end of period	0.25	0.22

ACL to NCOs (annualized)	620x	N/M

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	For the Six Months Ended
	March 31, 2023			March 31, 2022
	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$(1)	$3,985,665	—%	$(7)	$3,925,630	—%
Correspondent	—	2,383,295	—	—	2,030,928	—
Bulk purchased	—	145,779	—	—	165,895	—
Construction	—	64,484	—	—	42,845	—
Total	(1)	6,579,223	—	(7)	6,165,298	—
Commercial:
Real estate	(1)	817,179	—	(49)	678,036	(0.01)
Commercial and industrial	—	84,181	—	10	71,353	0.01
Construction	—	184,510	—	—	105,668	—
Total	(1)	1,085,870	—	(39)	855,057	—
Consumer:
Home equity	8	93,902	0.01	(1)	83,752	—
Other	10	8,803	0.11	2	7,821	0.03
Total	18	102,705	0.02	1	91,573	—
	$16	$7,767,798	—	$(45)	$7,111,928	—

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

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 95% of our securities portfolio at March 31, 2023. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully tax-equivalent basis.

	March 31, 2023			December 31, 2022			September 30, 2022
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
MBS	$1,146,526	1.63%	5.2	$1,191,597	1.59%	5.0	$1,243,270	1.57%	4.7
GSE debentures	519,981	0.64	2.4	519,979	0.64	2.6	519,977	0.61	2.9
Corporate bonds	4,000	5.12	9.1	4,000	5.12	9.4	4,000	5.12	9.6
Municipal bonds	1,031	2.55	4.9	1,032	2.55	5.1	1,243	2.63	6.5
	$1,671,538	1.33%	4.3	$1,716,608	1.31%	4.3	$1,768,490	1.29%	4.2

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

	For the Six Months Ended
	March 31, 2023			March 31, 2022
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,563,307	1.29%	4.2	$2,014,608	1.16%	3.5
Maturities and repayments	(95,393)			(188,658)
Net amortization of (premiums)/discounts	(1,559)			(2,983)
Purchases	—	—	—	58,546	2.26	4.3
Change in valuation on AFS securities	39,453			(101,094)
Ending balance - carrying value	$1,505,808	1.33	4.3	$1,780,419	1.24	4.1

Liabilities. Total liabilities were $9.01 billion at March 31, 2023, compared to $8.53 billion at September 30, 2022. The increase was due to new borrowings, partially offset by a decrease in deposits.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. The weighted average rate on the deposit portfolio increased 35 basis points during the current quarter and 66 basis points during the current year due primarily to retail certificates of deposit repricing to higher offered rates, as well as an increase in rates offered on money market accounts and public unit certificates of deposit. Total commercial deposits were $274.6 million, or 4.5%, of total deposits at March 31, 2023.

	March 31, 2023			December 31, 2022			September 30, 2022
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$594,265	—%	9.7%	$597,247	—%	9.8%	$591,387	—%	9.5%
Interest-bearing checking	1,001,559	0.16	16.3	1,024,806	0.13	16.9	1,027,222	0.07	16.6
Savings	539,428	0.07	8.8	543,514	0.08	9.0	552,743	0.06	8.9
Money market	1,535,234	0.80	25.0	1,694,504	0.80	27.9	1,819,761	0.47	29.4
Retail certificates of deposit	2,299,829	2.54	37.4	2,073,633	1.83	34.1	2,073,542	1.34	33.5
Commercial certificates of deposit	43,590	2.71	0.7	33,134	1.55	0.5	36,275	0.97	0.6
Public unit certificates of deposit	130,530	4.01	2.1	107,711	3.17	1.8	93,936	1.61	1.5
	$6,144,435	1.29	100.0%	$6,074,549	0.94	100.0%	$6,194,866	0.63	100.0%

The $69.9 million increase in deposits during the current quarter was mainly in the retail/commercial certificate of deposit portfolio, partially offset by a decrease in the money market account balances. The increase in retail certificates of deposit was primarily in the short-term category, followed by the intermediate-term category. The long-term certificate of deposit category decreased during the current quarter. On average, approximately 78% of the retail certificates of deposits that matured over the past 12 months were retained by the Bank.

The $50.4 million decrease in deposits between September 30, 2022 and March 31, 2023 was due primarily to a reduction in money market accounts, partially offset by an increase in retail certificates of deposit. The decrease in money market accounts was likely due to customers moving funds to alternative, higher yielding investment products, including a certificate of deposit promotional campaign offered by the Bank, and/or withdrawing funds for customer spending. During the third quarter of the prior fiscal year, the Bank began increasing money market interest rates in response to competitor pricing to help stem the outflow of those funds. The change in the composition of retail certificate of deposit portfolio categories during the current year mirrored the current quarter change.

As of March 31, 2023, approximately $634.7 million of the Bank's deposit portfolio was uninsured, or approximately 10% of the Bank's Call Report deposit balance, of which approximately $348.0 million related to commercial and retail deposit accounts and the remainder was mainly comprised of fully collateralized public unit deposits and intercompany accounts. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

Borrowings. Historically the Bank has primarily used long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The new borrowings during the current fiscal year had a weighted average maturity of 3.3 years, which is generally a shorter term than what management has selected in prior periods in anticipation that, when rates begin to decrease, these borrowings can be repaid or repriced to lower cost options. In consideration of the current interest rate environment, management intends to continue selecting shorter-term borrowings in the near term. The fixed-rate borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period.

Total borrowings at March 31, 2023 were $2.70 billion, an increase of $51.4 million and $564.5 million from December 31, 2022 and September 30, 2022, respectively. The increase in borrowings from December 31, 2022 was due mainly to a $58.4 million increase in the drawn amount on the FHLB line of credit during the current quarter. The increase in borrowings from September 30, 2022 was composed of $550.0 million of new advances with a WAM of 3.3 years and $128.4 million on the Bank's FHLB line of credit, partially offset by $100.0 million in FHLB advances that matured during the current year period. The $2.70 billion balance at March 31, 2023 was comprised of $2.13 billion in fixed-rate FHLB advances, $365.0 million in variable-rate advances tied to interest rate swaps, and $203.4 million on the FHLB line of credit. Borrowings increased during the current year period to fund loan growth and deposit outflows. Subsequent to March 31, 2023, the Bank repaid its borrowings on the FHLB line of credit and borrowed $500.0 million under the FRB BTFP, as the rate was more favorable than the rates offered on the FHLB line of credit or the rate on a one-year FHLB advance at that point in time. See additional discussion in "Liquidity and Capital Resources" below.

The following table presents the maturity of non-amortizing term borrowings, which consist entirely of FHLB advances, along with associated weighted average contractual and effective rates as of March 31, 2023. In addition to the borrowings in the table below, there were two straight-line amortizing FHLB advances outstanding at March 31, 2023 including a $42.5 million advance at a rate of 3.50% with quarterly payments of $2.5 million through June 2027 and a $90.2 million advance at a rate of 4.45% with quarterly payments of $4.9 million through October 2027, and there was an outstanding balance of $203.4 million on the Bank's line of credit with FHLB at March 31, 2023. See additional discussion in "Fiscal Year 2023 Outlook" below.

Maturity by		Contractual	Effective
Fiscal Year	Amount	Rate	Rate(1)
	(Dollars in thousands)
2023	$200,000	1.98%	1.98%
2024	490,000	3.73	2.84
2025	600,000	3.13	2.84
2026	525,000	2.69	2.85
2027	400,000	2.97	3.10
2028	150,000	4.87	3.58
	$2,365,000	3.14	2.86

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

	For the Three Months Ended			For the Six Months Ended
	March 31, 2023			March 31, 2023			March 31, 2022
		Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
				(Dollars in thousands)
Beginning balance	$2,505,082	2.80%	2.4	$2,062,500	2.44%	2.5	$1,590,000	1.88%	3.3
Maturities and repayments	(107,418)	1.64		(114,836)	1.80		(100,000)	3.14
New FHLB borrowings	100,000	4.85	3.5	550,000	4.52	3.3	100,000	3.44	6.5
Ending balance	$2,497,664	2.93	2.3	$2,497,664	2.93	2.3	$1,590,000	1.90	2.8

Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and non-amortizing term borrowings for the next four quarters as of March 31, 2023.

	June 30,	September 30,	December 31,	March 31,
	2023	2023	2023	2024	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$201,179	$253,690	$258,274	$270,075	$983,218
Repricing Rate	1.05%	1.72%	2.50%	2.79%	2.08%
Public Unit Certificates:
Amount	$17,984	$28,758	$39,718	$15,250	$101,710
Repricing Rate	3.78%	3.44%	4.27%	4.22%	3.94%
Term Borrowings:
Amount	$100,000	$100,000	$150,000	$65,000	$415,000
Repricing Rate	1.82%	2.14%	3.42%	2.65%	2.61%
Total
Amount	$319,163	$382,448	$447,992	$350,325	$1,499,928
Repricing Rate	1.45%	1.96%	2.97%	2.83%	2.35%

The following table sets forth the WAM information for our certificates of deposit, in years, as of March 31, 2023.

Retail certificates of deposit	1.6
Commercial certificates of deposit	1.2
Public unit certificates of deposit	0.7
Total certificates of deposit	1.5

Stockholders' Equity. Stockholders' equity at March 31, 2023 was $1.07 billion, a decrease of $24.5 million from September 30, 2022. During the six months ended March 31, 2023, the Company paid cash dividends totaling $60.5 million. These cash dividends totaled $0.45 per share and consisted of a $0.28 per share cash true-up dividend related to fiscal year 2022 earnings and two regular quarterly cash dividends of $0.085 per share.

Accumulated other comprehensive loss was $118.6 million at March 31, 2023, which was composed of $125.3 million attributable to unrealized losses on AFS securities, partially offset by $6.6 million of unrealized gains on derivatives. The unrealized loss on AFS securities improved at March 31, 2023 from $142.1 million at December 31, 2022, due mainly to changes in market interest rates.

On April 25, 2023, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.3 million, payable on May 19, 2023 to stockholders of record as of the close of business on May 5, 2023. In the long run, management considers the Bank's equity to total assets ratio of at least 9% an appropriate level of capital. At March 31, 2023, this ratio was 9.7%. Excluding the impact of unrealized losses on AFS securities, this ratio would have been approximately 110 basis points higher.
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank in accordance with regulatory standards. As of March 31, 2023, the Bank's community bank leverage ratio ("CBLR") was 9.7%, which exceeded the minimum requirement of 9.0%. The CBLR is based on average assets. The leverage strategy increases average assets which in turn reduces the Bank's CBLR. As of March, 31, 2023 the Bank exceeded all internal policy thresholds for sensitivity to changes in interest rates, and the Bank's risk-based tier 1 capital ratio was 19.2%.

There remains $22.5 million authorized under the existing stock repurchase plan for additional purchases of the Company's common stock. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors. This plan has no expiration date; however, the Federal Reserve Bank's existing approval for the Company to repurchase shares expires in August 2023.

At March 31, 2023, Capitol Federal Financial, Inc., at the holding company level, had $56.4 million in cash on deposit at the Bank. The balance of cash at the holding company level has been accumulating over the past several years and is available for the Company to utilize for dividend payments, share repurchases, or for other business strategies at the discretion of the Company. For fiscal year 2023, it is the intention of the Board of Directors to pay out the regular quarterly cash dividend of $0.085 per share, as well as any of the Company's earnings in excess of that amount. Dividend payments depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level.

The Company works to find multiple ways to provide stockholder value. This has primarily been through the payment of cash dividends and stock repurchases. The Company has maintained a policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual cash true-up dividend in December of each year. In order to provide additional stockholder value, the Company has paid a True Blue Capital dividend in years past. The Company has paid the True Blue Capitol dividend primarily due to excess capital levels at the Company and Bank. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as Company earnings and regulatory capital levels and the related requirements, in determining the amount, if any, and timing of the True Blue Capitol dividend.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2023, 2022, and 2021. The amounts represent cash dividends paid during each period. For the quarter ending June 30, 2023, the amount presented represents the dividend payable on May 19, 2023 to stockholders of record as of the close of business on May 5, 2023.

	Calendar Year
	2023		2022		2021
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,319	$0.085	$11,535	$0.085	$11,518	$0.085
Quarter ended June 30	11,321	0.085	11,534	0.085	11,516	0.085
Quarter ended September 30	—	—	11,534	0.085	11,518	0.085
Quarter ended December 31	—	—	11,508	0.085	11,535	0.085
True-up dividends paid	—	—	37,701	0.280	29,850	0.220
True Blue Capitol dividends paid	—	—	27,143	0.200	54,210	0.400
Calendar year-to-date dividends paid	$22,640	$0.170	$110,955	$0.820	$130,147	$0.960

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$69,319	$64,819	$60,445	$56,886	$55,412
Cash and cash equivalents	10,977	16,671	13,373	3,968	949
MBS	4,748	4,811	4,912	5,048	4,821
FHLB stock	3,607	4,158	3,865	2,695	2,240
Investment securities	895	881	845	815	800
Total interest and dividend income	89,546	91,340	83,440	69,412	64,222

Interest expense:
Borrowings	31,447	33,608	24,529	11,644	8,732
Deposits	16,140	11,904	9,013	7,787	8,389
Total interest expense	47,587	45,512	33,542	19,431	17,121

Net interest income	41,959	45,828	49,898	49,981	47,101

Provision for credit losses	891	3,660	1,060	937	(3,188)

Net interest income
(after provision for credit losses)	41,068	42,168	48,838	49,044	50,289

Non-interest income	5,083	5,352	5,793	6,115	5,416
Non-interest expense	28,631	27,773	29,807	28,390	27,960
Income tax expense	3,331	3,507	5,332	5,617	6,122
Net income	$14,189	$16,240	$19,492	$21,152	$21,623

Efficiency ratio	60.86%	54.27%	53.52%	50.61%	53.24%

Basic EPS	$0.11	$0.12	$0.14	$0.16	$0.16
Diluted EPS	0.11	0.12	0.14	0.16	0.16

Comparison of Operating Results for the Three Months Ended March 31, 2023 and December 31, 2022

For the quarter ended March 31, 2023, the Company recognized net income of $14.2 million, or $0.11 per share, compared to net income of $16.2 million, or $0.12 per share, for the quarter ended December 31, 2022. The decrease in net income was due primarily to lower net interest income in the current quarter. The net interest margin decreased five basis points, from 1.61% for the prior quarter to 1.56% for the current quarter. Excluding the effects of the leverage strategy discussed below, the net interest margin decreased 17 basis points, from 1.88% for the prior quarter to 1.71% for the current quarter. The decrease in the net interest margin excluding the effects of the leverage strategy was due mainly to an increase in the cost of deposits and borrowings, partially offset by an increase in loan yields due to higher market interest rates and an increase in the average balance of loans. Management anticipates the reduction in the net interest margin will continue in the near term. See additional discussion in "Fiscal Year 2023 Outlook" below.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent. The weighted average yield on loans receivable increased 13 basis points and the weighted average yield on MBS increased four basis points compared to the prior quarter.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$69,319	$64,819	$4,500	6.9%
Cash and cash equivalents	10,977	16,671	(5,694)	(34.2)
MBS	4,748	4,811	(63)	(1.3)
FHLB stock	3,607	4,158	(551)	(13.3)
Investment securities	895	881	14	1.6
Total interest and dividend income	$89,546	$91,340	$(1,794)	(2.0)

The increase in interest income on loans receivable was due to growth in the loan portfolio, along with an increase in the weighted average yield. The loan growth was mainly in the correspondent one-to four-family and commercial real estate loan portfolios. The increase in the weighted average yield was due primarily to originations and purchases at higher market yields, as well as disbursements on commercial construction loans at rates higher than the overall portfolio rate and upward repricing of existing adjustable-rate loans due to higher market interest rates. The decrease in interest income on cash and cash equivalents was due mainly to a decrease in the average balance of cash associated with the leverage strategy compared to the prior quarter due to a reduction in the leverage strategy usage in the current quarter, partially offset by an increase in the yield earned on balances held at the FRB of Kansas City due to higher market interest rates. The decrease in dividend income on FHLB stock was due mainly to a decrease in the average balance of FHLB stock associated with the leverage strategy, partially offset by an increase in the dividend rate paid by FHLB.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent. The weighted average rate paid on deposits increased 33 basis points and the weighted average rate paid on borrowings not associated with the leverage strategy increased 30 basis points compared to the prior quarter.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Borrowings	$31,447	$33,608	$(2,161)	(6.4)%
Deposits	16,140	11,904	4,236	35.6
Total interest expense	$47,587	$45,512	$2,075	4.6

The decrease in interest expense on borrowings was due primarily to a decrease in the average balance of borrowings associated with the leverage strategy compared to the prior quarter, partially offset by an increase in the average balance of borrowings not associated with the leverage strategy to fund operational needs. The increase in interest expense on deposits was due primarily to increases in the weighted average rate paid and average balance of the certificate of deposit portfolio.

Provision for Credit Losses
For the quarter ended March 31, 2023, the Bank recorded a provision for credit losses of $891 thousand, compared to a provision for credit losses of $3.7 million for the prior quarter. The provision for credit losses in the current quarter was comprised of a $714 thousand increase in the ACL for loans and a $177 thousand increase in reserves for off-balance sheet credit exposures. The provision for credit losses associated with the ACL was due primarily to a reduction in prepayment speeds related to the commercial loan portfolio along with commercial loan growth, partially offset by a slightly improved economic forecast. The provision for credit losses associated with the reserves for off-balance sheet credit exposures was primarily related to the commercial loan portfolio for the same reasons noted above for the ACL.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,122	$3,461	$(339)	(9.8)%
Insurance commissions	877	795	82	10.3
Other non-interest income	1,084	1,096	(12)	(1.1)
Total non-interest income	$5,083	$5,352	$(269)	(5.0)

The decrease in deposit service fees was due mainly to decreases in debit card income and service charges as a result of lower transaction activity during the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$12,789	$13,698	$(909)	(6.6)%
Information technology and related expense	5,789	5,070	719	14.2
Occupancy, net	3,568	3,474	94	2.7
Regulatory and outside services	1,305	1,533	(228)	(14.9)
Advertising and promotional	1,333	833	500	60.0
Federal insurance premium	1,246	812	434	53.4
Deposit and loan transaction costs	690	611	79	12.9
Office supplies and related expense	631	633	(2)	(0.3)
Other non-interest expense	1,280	1,109	171	15.4
Total non-interest expense	$28,631	$27,773	$858	3.1

The decrease in salaries and employee benefits was attributable mainly to a decrease in incentive compensation. The increase in information technology and related expense was due primarily to third-party project management expenses associated with the Bank's ongoing digital transformation project and an increase in software licensing. The decrease in regulatory and outside services was due primarily to the timing of external audit expenses and a decrease in outside consulting services. The increase in advertising and promotional expense was due mainly to the timing of campaigns and sponsorships. The increase in federal insurance premium expense was due mainly to an increase in the Federal Deposit Insurance Corporation ("FDIC") assessment rate effective January 1, 2023, which affected all insured depository institutions.

The Company's efficiency ratio was 60.86% for the current quarter compared to 54.27% for the prior quarter. The change in the efficiency ratio was due primarily to lower net interest income. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A higher value indicates that it is costing the financial institution more money to generate revenue, relative to the net interest margin and non-interest income.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and the effective tax rate.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$17,520	$19,747	$(2,227)	(11.3)%
Income tax expense	3,331	3,507	(176)	(5.0)
Net income	$14,189	$16,240	$(2,051)	(12.6)

Effective Tax Rate	19.0%	17.8%

The decrease in income tax expense was due primarily to lower pretax income in the current quarter, partially offset by an increase in the effective tax rate. The lower effective tax rate in the prior quarter was due primarily to true-ups related to the preparation of the September 30, 2022 tax returns.

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

	For the Three Months Ended
	March 31, 2023			December 31, 2022
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$4,050,515	$33,660	3.32%	$4,049,790	$33,364	3.29%
Correspondent purchased	2,462,960	19,380	3.15	2,305,362	17,261	2.99
Bulk purchased	144,438	413	1.14	147,091	434	1.18
Total one- to four-family loans	6,657,913	53,453	3.21	6,502,243	51,059	3.14
Commercial loans	1,147,681	13,924	4.85	1,025,402	11,993	4.58
Consumer loans	102,649	1,942	7.67	102,760	1,767	6.82
Total loans receivable(1)	7,908,243	69,319	3.51	7,630,405	64,819	3.38
MBS(2)	1,173,366	4,748	1.62	1,221,035	4,811	1.58
Investment securities(2)(3)	525,012	895	0.68	525,081	881	0.67
FHLB stock(4)	167,567	3,607	8.73	197,577	4,158	8.35
Cash and cash equivalents(5)	967,586	10,977	4.54	1,801,493	16,671	3.62
Total interest-earning assets	10,741,774	89,546	3.34	11,375,591	91,340	3.19
Other non-interest-earning assets	263,916			248,022
Total assets	$11,005,690			$11,623,613

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$989,440	368	0.15	$1,007,569	289	0.11
Savings	541,324	101	0.08	545,885	100	0.07
Money market	1,620,451	3,184	0.80	1,759,804	3,035	0.68
Retail certificates	2,176,103	11,115	2.07	2,064,929	7,767	1.49
Commercial certificates	38,575	197	2.07	34,298	104	1.20
Wholesale certificates	127,037	1,175	3.75	97,828	609	2.47
Total deposits	5,492,930	16,140	1.19	5,510,313	11,904	0.86
Borrowings(6)	3,700,022	31,447	3.42	4,260,685	33,608	3.10
Total interest-bearing liabilities	9,192,952	47,587	2.09	9,770,998	45,512	1.84
Non-interest-bearing deposits	574,495			576,519
Other non-interest-bearing liabilities	172,481			191,474
Stockholders' equity	1,065,762			1,084,622
Total liabilities and stockholders' equity	$11,005,690			$11,623,613

Net interest income(7)		$41,959			$45,828
Net interest-earning assets	$1,548,822			$1,604,593
Net interest margin(8)(9)			1.56			1.61
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.16x

Selected performance ratios:
Return on average assets (annualized)(9)			0.52%			0.56%
Return on average equity (annualized)(9)			5.33			5.99
Average equity to average assets			9.68			9.33
Operating expense ratio (annualized)(10)			1.04			0.96
Efficiency ratio(9)(11)			60.86			54.27
Pre-tax yield on leverage strategy(12)			0.06			0.20

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $1.0 million and $1.1 million for the quarters ended March 31, 2023 and December 31, 2022, respectively.
(4)Included in this line, for the quarter ended March 31, 2023, is FHLB stock related to the leverage strategy with an average outstanding balance of $44.1 million and dividend income of $951 thousand at a weighted average yield of 8.75%, and FHLB stock not related to the leverage strategy with an average outstanding balance of $123.5 million and dividend income of $2.7 million at a weighted average yield of 8.72%. Included in this line for the quarter ended December 31, 2022 is FHLB stock related to the leverage strategy with an average outstanding balance of $84.3 million and dividend income of $1.8 million, at a weighted average yield of 8.49%, and FHLB stock not related to the leverage strategy with an average outstanding balance of $113.3 million and dividend income of $2.4 million, at a weighted average yield of 8.24%.
(5)The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $935.1 million and $1.79 billion during the quarters ended March 31, 2023 and December 31, 2022 respectively.
(6)Included in this line, for the quarter ended March 31, 2023, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $979.2 million and interest paid of $11.3 million, at a weighted average rate of 4.60%, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $2.72 billion and interest paid of $20.2 million, at a weighted average rate of 3.00%. Included in this line for the quarter ended December 31, 2022 are FHLB borrowings related to the leverage strategy with an average outstanding balance of $1.87 billion and interest paid of $17.3 million at a weighted average rate of 3.61%, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $2.39 billion and interest paid of $16.3 million at a weighted average rate of 2.70%. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
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

	For the Three Months Ended
	March 31, 2023			December 31, 2022
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Yield on interest-earning assets	3.34%	0.14%	3.20%	3.19%	0.13%	3.06%
Cost of interest-bearing liabilities	2.09	0.30	1.79	1.84	0.42	1.42
Return on average assets (annualized)	0.52	(0.04)	0.56	0.56	(0.07)	0.63
Return on average equity (annualized)	5.33	0.05	5.28	5.99	0.28	5.71
Net interest margin	1.56	(0.15)	1.71	1.61	(0.27)	1.88
Efficiency Ratio	60.86	(0.07)	60.93	54.27	(0.87)	55.14
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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2023 to the three months ended December 31, 2022. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	March 31, 2023 vs. December 31, 2022
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,510	$1,990	$4,500
MBS	(192)	129	(63)
Investment securities	—	14	14
FHLB stock	(709)	158	(551)
Cash and cash equivalents	(9,019)	3,325	(5,694)
Total interest-earning assets	(7,410)	5,616	(1,794)

Interest-bearing liabilities:
Checking	(6)	84	78
Savings	(1)	2	1
Money market	(269)	418	149
Certificates of deposit	552	3,456	4,008
Borrowings	(6,736)	4,575	(2,161)
Total interest-bearing liabilities	(6,460)	8,535	2,075

Net change in net interest income	$(950)	$(2,919)	$(3,869)

Comparison of Operating Results for the Six Months Ended March 31, 2023 and 2022

The Company recognized net income of $30.4 million, or $0.23 per share, for the current year period compared to net income of $43.8 million, or $0.32 per share, for the prior year period. The decrease in net income was due primarily to recording a provision for credit losses of $4.6 million for the current year period compared to a release of provision of $6.6 million for the prior year period. The net interest margin decreased 24 basis points, from 1.83% for the prior year period to 1.59% for the current year period. Excluding the effects of the leverage strategy, the net interest margin decreased 21 basis points, from 2.00% for the prior year period to 1.79% for the current year period. The decrease in the net interest margin excluding the effects of the leverage strategy was due mainly to an increase in the cost of borrowings and deposits, which exceeded the increase in loan yields.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$134,138	$111,200	$22,938	20.6%
Cash and cash equivalents	27,648	963	26,685	2,771.0
MBS	9,559	9,446	113	1.2
FHLB stock	7,765	3,471	4,294	123.7
Investment securities	1,776	1,608	168	10.4
Total interest and dividend income	$180,886	$126,688	$54,198	42.8

The increase in interest income on loans receivable was due to an increase in the average balance and weighted average yield of the loan portfolio. The increase in the average balance was mainly in the correspondent one-to four-family and commercial real estate loan portfolios. The increase in the weighted average yield was due primarily to originations and purchases at higher market yields, as well as disbursements on commercial construction loans at rates higher than the overall portfolio rate and upward repricing of existing adjustable-rate loans due to higher market interest rates. The increase in interest income on cash and cash equivalents was due mainly to a higher yield on cash related to an increase in FRB interest rates. The increase in dividend income on FHLB stock was due mainly to an increase in the average balance of FHLB stock, along with a higher FHLB dividend rate compared to the prior year period.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Borrowings	$65,055	$16,317	$48,738	298.7%
Deposits	28,044	17,656	10,388	58.8
Total interest expense	$93,099	$33,973	$59,126	174.0

The increase in interest expense on borrowings was due primarily to an increase in the weighted average rate on the borrowings associated with the leverage strategy compared to the prior year period along with an increase in the average balance and weighted average rate on borrowings not associated with the leverage strategy. Interest expense on borrowings associated with the leverage strategy increased $27.3 million compared to the prior year period. Interest expense on FHLB borrowings not associated with the leverage strategy increased due to new borrowings added between periods, at market interest rates higher than the overall portfolio rate, to fund operational needs. The increase in interest expense on deposits was due to an increase in the weighted average rate paid on the deposit portfolio, primarily certificates of deposit and money market accounts, partially offset by a decrease in the average balance of these portfolios.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current year period of $4.6 million, compared to a release of provision of $6.6 million during the prior year period. The provision for credit losses in the current year period was comprised of a $3.6 million increase in the ACL for loans and a $1.0 million increase in reserves for off-balance sheet credit exposures. The provision for credit losses associated with both the ACL and reserves for off-balance sheet credit exposures in the current year period was due primarily to growth in the commercial loan portfolio and commercial construction off-balance sheet credit exposures, along with a reduction in the projected prepayment speeds used in the model for all loan categories.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$6,583	$6,730	$(147)	(2.2)%
Insurance commissions	1,672	1,254	418	33.3
Other non-interest income	2,180	2,938	(758)	(25.8)
Total non-interest income	$10,435	$10,922	$(487)	(4.5)

The increase in insurance commissions was due primarily to annual contingent insurance commissions received being higher than anticipated and the related accrual adjustments, along with overall commissions being higher in the current year. The decrease in other non-interest income was due mainly to the prior year period including gains on a loan-related financial derivative agreement, with no such gains in the current year period.
Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$26,487	$27,751	$(1,264)	(4.6)%
Information technology and related expense	10,859	8,925	1,934	21.7
Occupancy, net	7,042	6,872	170	2.5
Regulatory and outside services	2,838	2,640	198	7.5
Advertising and promotional	2,166	2,558	(392)	(15.3)
Federal insurance premium	2,058	1,416	642	45.3
Deposit and loan transaction costs	1,301	1,386	(85)	(6.1)
Office supplies and related expense	1,264	970	294	30.3
Other non-interest expense	2,389	2,136	253	11.8
Total non-interest expense	$56,404	$54,654	$1,750	3.2

The decrease in salaries and employee benefits was attributable mainly to a decrease in incentive compensation. The increase in information technology and related expenses was due mainly to third-party project management expenses associated with the Bank's ongoing digital transformation project, along with higher software licensing expenses. The increase in regulatory and outside services was due primarily to an increase in outside consulting services. The decrease in advertising and promotional expense was due mainly to the timing of campaigns and sponsorships. The increase in federal insurance premium expense was due mainly to an increase in the FDIC assessment rate for all insured depository institutions, along with the leverage strategy being utilized during the majority of the current year period and being utilized for only three months during the prior year period. The increase in office supplies and related expense was due primarily to the write-off of the Bank's remaining inventory of unissued non-contactless debit cards, which have now become obsolete. The increase in other non-interest expense was due mainly to expenses associated with the collateral received on the Bank's interest rate swap agreements.

The Company's efficiency ratio was 57.43% for the current year period compared to 52.74% for the prior year period. The change in the efficiency ratio was due primarily to lower net interest income and higher non-interest expense in the current year quarter.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$37,267	$55,610	$(18,343)	(33.0)%
Income tax expense	6,838	11,801	(4,963)	(42.1)
Net income	$30,429	$43,809	$(13,380)	(30.5)

Effective Tax Rate	18.3%	21.2%

The decrease in income tax expense was due primarily to lower pretax income in the current year period, along with a decrease in the effective tax rate. The decrease in the effective tax rate was due primarily to lower projected pretax income in the current year, as the Company's permanent differences, which generally reduce our tax rate, have a larger impact to the overall effective rate.

Fiscal Year 2023 Outlook
The rapid increase in short-term rates led by the FRB and the inverted yield curve has led to decreases in the Bank's net interest margin. There has been a runoff in some deposit product balances and management has increased certificate of deposit and money market account rates to help mitigate the outflow. The higher loan rates have made the purchase of homes less affordable and reduced the turnover of housing inventory, which lowers the likelihood of existing one- to four-family loans at lower rates being paid off as a result of housing turnover. These dynamics have caused our balance sheet to change faster than what would occur in more stable rate environments. Net interest margin compression is anticipated to continue, and the margin is expected to compress more in the near term, due to the shape of the yield curve and the pace at which liabilities are repricing compared to assets, along with lower costing deposits being replaced with higher costing borrowings in order to fund loan growth, and deposit funds moving from lower costing deposit accounts to certificates of deposit. Loan growth is occurring at market interest rates that are higher than the overall loan portfolio rate; however, the shift to higher-costing borrowings and the pace at which the interest rate increase is occurring for liabilities is more than offsetting the benefit of the higher loan rates. As with managing the size of the balance sheet, management continues to evaluate funding options and plans to continue using shorter term borrowings, as necessary, with the anticipation that when rates begin to decrease, those borrowings can be repaid or repriced to lower cost alternatives faster.

Subsequent to March 31, 2023, management increased the rates offered on the Bank's money market accounts in response to competitor pricing. This increase, in combination with the full-quarter impact of the Bank's certificate of deposit promotional campaign and the ongoing repricing of the Bank's certificate of deposit and FHLB advance portfolios, offset by growth in the yield on loans, is expected to reduce the net interest margin by approximately 20 basis points during the June 2023 quarter, excluding the impact of the leverage strategy.

Management intends to implement a new core processing system ("digital transformation") for the Bank by September 2023. The digital transformation is expected to better position the Bank for the future and allow for the introduction of new products and services to enhance customer experiences. Management anticipates information technology and related expenses will be approximately $5 million higher in fiscal year 2023 compared to fiscal year 2022 due to the digital transformation. In addition, it is expected there will be approximately $1 million more of information technology and related expenses in fiscal year 2023 related to projects outside of the digital transformation and due to general cost increases. Overall, it is anticipated that information technology and related expenses will be approximately $6 million higher in fiscal year 2023 compared to fiscal year 2022, or approximately $24 million for the year. In fiscal year 2024, information technology and related expense is expected to decrease approximately $3 million from fiscal year 2023 levels due to a reduction in professional service costs. Previously, management expected an increase in salaries and benefits of $3.5 million in fiscal year 2023 and now expect salaries and benefits to remain flat in fiscal year 2023. This is due to several factors such as open positions remaining unfilled, reduced incentive compensation expectations, and a lower merit increase than was projected at September 30, 2022. Federal insurance premium expense is anticipated to be approximately $1.3 million higher in fiscal year 2023 compared to fiscal year 2022, due to the increase in the assessment rate that began in January 2023 for all insured depository institutions. Management anticipates the effective tax rate for fiscal year 2023 will be approximately 19%.

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

	For the Six Months Ended
	March 31, 2023			March 31, 2022
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$4,050,149	$67,024	3.31%	$3,968,475	$64,415	3.25%
Correspondent purchased	2,383,295	36,642	3.07	2,030,928	25,805	2.54
Bulk purchased	145,779	847	1.16	165,895	1,114	1.34
Total one- to four-family loans	6,579,223	104,513	3.18	6,165,298	91,334	2.96
Commercial loans	1,085,870	25,917	4.72	855,057	17,794	4.12
Consumer loans	102,705	3,708	7.24	91,573	2,072	4.54
Total loans receivable(1)	7,767,798	134,138	3.45	7,111,928	111,200	3.12
MBS(2)	1,197,462	9,559	1.60	1,397,056	9,446	1.35
Investment securities(2)(3)	525,047	1,776	0.68	522,986	1,608	0.61
FHLB stock(4)	182,737	7,765	8.52	115,546	3,471	6.02
Cash and cash equivalents(5)	1,389,121	27,648	3.94	993,653	963	0.19
Total interest-earning assets	11,062,165	180,886	3.26	10,141,169	126,688	2.49
Other non-interest-earning assets	255,882			398,355
Total assets	$11,318,047			$10,539,524

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$998,604	657	0.13	$1,060,755	355	0.07
Savings	543,630	201	0.07	530,451	141	0.05
Money market	1,690,893	6,218	0.74	1,822,848	1,701	0.19
Retail certificates	2,119,905	18,882	1.79	2,270,195	14,847	1.31
Commercial certificates	36,413	301	1.66	142,982	455	0.64
Wholesale certificates	112,272	1,785	3.19	198,527	157	0.16
Total deposits	5,501,717	28,044	1.02	6,025,758	17,656	0.59
Borrowings(6)	3,983,434	65,055	3.25	2,533,641	16,317	1.28
Total interest-bearing liabilities	9,485,151	93,099	1.96	8,559,399	33,973	0.79
Non-interest-bearing deposits	575,518			564,089
Other non-interest-bearing liabilities	182,083			193,606
Stockholders' equity	1,075,295			1,222,430
Total liabilities and stockholders' equity	$11,318,047			$10,539,524

Net interest income(7)		$87,787			$92,715
Net interest-earning assets	$1,577,014			$1,581,770
Net interest margin(8)(9)			1.59			1.83
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.18x

Selected performance ratios:
Return on average assets (annualized)(9)			0.54%			0.83%
Return on average equity (annualized)(9)			5.66			7.17
Average equity to average assets			9.50			11.60
Operating expense ratio (annualized)(10)			1.00			1.04
Efficiency ratio(9)(11)			57.43			52.74
Pre-tax yield on leverage strategy(12)			0.15			0.15

(1)Balances are adjusted for unearned loan fees and deferred costs.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $1.1 million and $3.0 million for the six months ended March 31, 2023 and March 31, 2022, respectively.
(4)Included in this line, for the six months ended March 31, 2023 and March 31, 2022, respectively, is FHLB stock related to the leverage strategy with an average outstanding balance of $64.4 million and $42.6 million, and dividend income of $2.8 million and $1.2 million at a weighted average yield of 8.58% and 5.75% and FHLB stock not related to the leverage strategy with an average outstanding balance of $118.4 million and $72.9 million and dividend income of $5.0 million and $2.2 million at a weighted average yield of 8.49% and 6.18%, respectively.
(5)The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.37 billion and $904.6 million during the six months ended March 31, 2023 and March 31, 2022, respectively.
(6)Included in this line, for the six months ended March 31, 2023 and March 31, 2022 respectively, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $1.43 billion and $947.3 million, with interest paid of $28.6 million and $1.3 million, at a weighted average rate of 3.95% and 0.26%, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $2.55 billion and $1.59 billion and interest paid of $36.5 million and $15.1 million, at a weighted average rate of 2.86% and 1.89%. The FHLB advance amounts and rates included in this line item include the effect of interest rate swaps and are net of deferred prepayment penalties.
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

	For the Six Months Ended
	March 31, 2023			March 31, 2022
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Yield on interest-earning assets	3.26%	0.13%	3.13%	2.49%	(0.22)%	2.71%
Cost of interest-bearing liabilities	1.96	0.36	1.60	0.79	(0.07)	0.86
Return on average assets (annualized)	0.54	(0.06)	0.60	0.83	(0.07)	0.90
Return on average equity (annualized)	5.66	0.16	5.50	7.17	0.09	7.08
Net interest margin	1.59	(0.20)	1.79	1.83	(0.17)	2.00
Efficiency Ratio	57.43	(0.50)	57.93	52.74	(0.29)	53.03
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

	For the Six Months Ended
	March 31, 2023 vs. March 31, 2022
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$11,860	$11,078	$22,938
MBS	(1,457)	1,570	113
Investment securities	6	162	168
FHLB stock	2,507	1,787	4,294
Cash and cash equivalents	533	26,152	26,685
Total interest-earning assets	13,449	40,749	54,198

Interest-bearing liabilities:
Checking	(22)	324	302
Savings	4	56	60
Money market	(132)	4,649	4,517
Certificates of deposit	(2,247)	7,756	5,509
Borrowings	12,380	36,358	48,738
Total interest-bearing liabilities	9,983	49,143	59,126

Net change in net interest income	$3,466	$(8,394)	$(4,928)
Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022
For the quarter ended March 31, 2023, the Company recognized net income of $14.2 million, or $0.11 per share, compared to net income of $21.6 million, or $0.16 per share for the quarter ended March 31, 2022. The decrease in net income was due primarily to a decrease in net interest income along with a higher provision for credit losses, partially offset by lower income tax expense. The net interest margin decreased 13 basis points, from 1.69% for the prior year quarter to 1.56% for the current quarter. Excluding the effects of the leverage strategy, the net interest margin decreased 30 basis points, from 2.01% for the prior year quarter to 1.71% for the current quarter. The decrease in the net interest margin excluding the effects of the leverage strategy was due mainly to an increase in the cost of borrowings and deposits, which exceeded the increase in loan yields.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$69,319	$55,412	$13,907	25.1%
Cash and cash equivalents	10,977	949	10,028	1,056.7
MBS	4,748	4,821	(73)	(1.5)
FHLB stock	3,607	2,240	1,367	61.0
Investment securities	895	800	95	11.9
Total interest and dividend income	$89,546	$64,222	$25,324	39.4

The increase in interest income on loans receivable was due primarily to an increase in the average balance of the loan portfolio and an increase in the weighted average yield. The increase in the average balance was primarily in the correspondent one-to four-family and commercial real estate loan portfolios. The increase in the weighted average yield was due primarily to originations and purchases at higher market yields, as well as disbursements on commercial construction loans at rates higher than the overall portfolio rate and upward repricing of existing adjustable-rate loans due to higher market interest rates. The increase in interest income on cash and cash equivalents was due to a higher yield on cash related to an increase in FRB interest rates. The increase in dividend income on FHLB stock was due mainly to a higher FHLB dividend rate compared to the prior year quarter.

Interest Expense
The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Borrowings	$31,447	$8,732	$22,715	260.1%
Deposits	16,140	8,389	7,751	92.4
Total interest expense	$47,587	$17,121	$30,466	177.9

The increase in interest expense on borrowings was due primarily to an increase in the average balance and weighted average rate on borrowings not associated with the leverage strategy to fund loan growth and a reduction in deposits, along with an increase in the weighted average rate on the borrowings associated with the leverage strategy compared to the prior year quarter. The increase in interest expense on deposits was due to an increase in the weighted average rate paid on the deposit portfolio, primarily certificates of deposit and money market accounts, partially offset by a decrease in the average balance of these portfolios.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $891 thousand, compared to a release of provision of $3.2 million during the prior year quarter. See "Comparison of Operating Results for the Three Months Ended March 31, 2023 and December 31, 2022" above for additional discussion regarding the provision for credit losses during the current quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,122	$3,300	$(178)	(5.4)%
Insurance commissions	877	543	334	61.5
Other non-interest income	1,084	1,573	(489)	(31.1)
Total non-interest income	$5,083	$5,416	$(333)	(6.1)

The increase in insurance commissions was due primarily to annual contingent insurance commissions received being higher than anticipated and the related accrual adjustments, along with overall commissions being higher in the current quarter. The decrease in other non-interest income was due mainly to the prior year quarter including gains on a loan-related financial derivative agreement, with no such gains in the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$12,789	$14,023	$(1,234)	(8.8)%
Information technology and related expense	5,789	4,493	1,296	28.8
Occupancy, net	3,568	3,493	75	2.1
Regulatory and outside services	1,305	1,272	33	2.6
Advertising and promotional	1,333	1,494	(161)	(10.8)
Federal insurance premium	1,246	777	469	60.4
Deposit and loan transaction costs	690	689	1	0.1
Office supplies and related expense	631	502	129	25.7
Other non-interest expense	1,280	1,217	63	5.2
Total non-interest expense	$28,631	$27,960	$671	2.4

The decrease in salaries and employee benefits was attributable mainly to a decrease in incentive compensation. The increase in information technology and related expense was due primarily to third-party project management expenses associated with the Bank's ongoing digital transformation project and an increase in software licensing. The increase in federal insurance premium expense was due mainly to an increase in the FDIC assessment rate effective January 1, 2023 for all insured depository institutions. The increase in office supplies and related expense was timing related.

The Company's efficiency ratio was 60.86% for the current quarter compared to 53.24% for the prior year quarter. The change in the efficiency ratio was due primarily to lower net interest income in the current quarter.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and the effective tax rate.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$17,520	$27,745	$(10,225)	(36.9)%
Income tax expense	3,331	6,122	(2,791)	(45.6)
Net income	$14,189	$21,623	$(7,434)	(34.4)

Effective Tax Rate	19.0%	22.1%

The decrease in income tax expense was due primarily to lower pretax income in the current quarter, along with a decrease in the effective tax rate. The decrease in the effective tax rate was due primarily to lower projected pretax income in the current year, as the Company's permanent differences, which generally reduce our tax rate, have a larger impact to the overall effective rate.

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

	For the Three Months Ended
	March 31, 2023			March 31, 2022
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$4,050,515	$33,660	3.32%	$3,965,844	$31,993	3.23%
Correspondent purchased	2,462,960	19,380	3.15	2,026,120	13,060	2.58
Bulk purchased	144,438	413	1.14	161,149	503	1.25
Total one- to four-family loans	6,657,913	53,453	3.21	6,153,113	45,556	2.96
Commercial loans	1,147,681	13,924	4.85	869,205	8,851	4.07
Consumer loans	102,649	1,942	7.67	90,326	1,005	4.51
Total loans receivable(1)	7,908,243	69,319	3.51	7,112,644	55,412	3.12
MBS(2)	1,173,366	4,748	1.62	1,357,693	4,821	1.42
Investment securities(2)(3)	525,012	895	0.68	522,019	800	0.61
FHLB stock(4)	167,567	3,607	8.73	158,546	2,240	5.73
Cash and cash equivalents(5)	967,586	10,977	4.54	1,971,341	949	0.19
Total interest-earning assets	10,741,774	89,546	3.34	11,122,243	64,222	2.31
Other non-interest-earning assets	263,916			385,323
Total assets	$11,005,690			$11,507,566

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$989,440	368	0.15	$1,069,282	176	0.07
Savings	541,324	101	0.08	540,348	71	0.05
Money market	1,620,451	3,184	0.80	1,879,799	876	0.19
Retail certificates	2,176,103	11,115	2.07	2,241,080	7,012	1.27
Commercial certificates	38,575	197	2.07	116,181	183	0.64
Wholesale certificates	127,037	1,175	3.75	197,335	71	0.15
Total deposits	5,492,930	16,140	1.19	6,044,025	8,389	0.56
Borrowings(6)	3,700,022	31,447	3.42	3,499,010	8,732	1.01
Total interest-bearing liabilities	9,192,952	47,587	2.09	9,543,035	17,121	0.73
Non-interest-bearing deposits	574,495			577,989
Other non-interest-bearing liabilities	172,481			177,995
Stockholders' equity	1,065,762			1,208,547
Total liabilities and stockholders' equity	$11,005,690			$11,507,566

Net interest income(7)		$41,959			$47,101
Net interest-earning assets	$1,548,822			$1,579,208
Net interest margin(8)(9)			1.56			1.69
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.17x

Selected performance ratios:
Return on average assets (annualized)(9)			0.52%			0.75%
Return on average equity (annualized)(9)			5.33			7.16
Average equity to average assets			9.68			10.50
Operating expense ratio (annualized)(10)			1.04			0.97
Efficiency ratio(9)(11)			60.86			53.24
Pre-tax yield on leverage strategy(12)			0.06			0.14

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $1.0 million and $2.0 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
(4)Included in this line, for the three months ended March 31, 2023 and March 31, 2022, respectively, is FHLB stock related to the leverage strategy with an average outstanding balance of $44.1 million and $86.2 million, respectively, and dividend income of $951 thousand and $1.2 million, respectively, at a weighted average yield of 8.75% and 5.75%, respectively, and FHLB stock not related to the leverage strategy with an average outstanding balance of $123.5 million and $72.3 million, respectively, and dividend income of $2.7 million and $1.0 million, respectively, at a weighted average yield of 8.72% and 5.71%, respectively.
(5)The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $935.1 million and $1.83 billion during the three months ended March 31, 2023 and March 31, 2022, respectively.
(6)Included in this line, for the three months ended March 31, 2023 and March 31, 2022, respectively, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $979.2 million and $1.92 billion, respectively, and interest paid of $11.3 million and $1.3 million, respectively, at a weighted average rate of 4.60% and 0.26%, respectively, and FHLB borrowings not related to the leverage strategy with an average outstanding balance of $2.72 billion and $1.58 billion, respectively, and interest paid of $20.2 million and $7.5 million, respectively, at a weighted average rate of 3.00% and 1.90%, respectively. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
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

	For the Three Months Ended
	March 31, 2023			March 31, 2022
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Yield on interest-earning assets	3.34%	0.14%	3.20%	2.31%	(0.39)%	2.70%
Cost of interest-bearing liabilities	2.09	0.30	1.79	0.73	(0.11)	0.84
Return on average assets (annualized)	0.52	(0.04)	0.56	0.75	(0.13)	0.88
Return on average equity (annualized)	5.33	0.05	5.28	7.16	0.18	6.98
Net interest margin	1.56	(0.15)	1.71	1.69	(0.32)	2.01
Efficiency Ratio	60.86	(0.07)	60.93	53.24	(0.58)	53.82
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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2023 to the three months ended March 31, 2022. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended March 31,
	2023 vs. 2022
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$7,203	$6,704	$13,907
MBS	(700)	627	(73)
Investment securities	5	90	95
FHLB stock	134	1,233	1,367
Cash and cash equivalents	(724)	10,752	10,028
Total interest-earning assets	5,918	19,406	25,324

Interest-bearing liabilities:
Checking	(14)	206	192
Savings	—	30	30
Money market	(137)	2,445	2,308
Certificates of deposit	(652)	5,873	5,221
Borrowings	6,807	15,908	22,715
Total interest-bearing liabilities	6,004	24,462	30,466

Net change in net interest income	$(86)	$(5,056)	$(5,142)

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB, the FRB of Kansas City's discount window, and the newly established BTFP. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's FHLB borrowing limit was 50% of Bank Call Report total assets as of March 31, 2023, as approved by the president of FHLB. When the leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the FHLB borrowings at the FRB of Kansas City, which can be used to meet any short-term liquidity needs. Additionally, FHLB borrowings may exceed 40% of Bank Call Report total assets as long as the Bank continues its leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the short-term FHLB borrowings in conjunction with the leverage strategy can be repaid at maturity, if necessary or desired. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal, overnight borrowing, which was completed during the first quarter of fiscal year 2023. There were no borrowings from the discount window during the current quarter. The amount that can be borrowed under the BTFP is based upon the par value of securities pledged as collateral, the term can be up to one year in length, and the borrowings can be prepaid without penalty. There were no BTFP borrowings during the current quarter. Subsequent to March 31, 2023, the Bank repaid its borrowings on the FHLB line of credit and borrowed $500.0 million under the BTFP as the rate was more favorable than the rates offered on the FHLB line of credit or the rate on a one-year FHLB advance at that point in time.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At March 31, 2023, the Bank had total borrowings, at par, of $2.70 billion, or approximately 27% of total assets, all of which were FHLB borrowings. Of this amount, $444.7 million were advances scheduled to mature in the next 12 months. FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. Management estimated that the Bank had $2.85 billion in additional liquidity available at March 31, 2023 based on the Bank's blanket collateral agreement with FHLB and unencumbered securities.

At March 31, 2023, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of March 31, 2023, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At March 31, 2023, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 2% of total deposits. The Bank had pledged securities with an estimated fair value of $155.9 million as collateral for public unit certificates of deposit at March 31, 2023. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At March 31, 2023, $1.08 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $101.7 million of public unit certificates of deposit and $27.8 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  Due to the nature of public unit certificates of deposit and commercial certificates of deposit, retention rates are not as predictable as for retail certificates of deposit.

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

Regulatory Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain the required minimum leverage ratio of 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies' PCA framework. As of March 31, 2023, the Bank's CBLR was 9.7% and the Company's CBLR was 10.6%, which exceeded the minimum requirements.

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

The general objective of our interest rate risk management program is to determine and manage an appropriate level of interest rate risk while maximizing net interest income in a manner consistent with our policy to manage, to the extent practicable, the exposure of net interest income to changes in market interest rates. The Board of Directors and Asset and Liability Management Committee ("ALCO") regularly review the Bank's interest rate risk exposure by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and the market value of portfolio equity ("MVPE") at various dates. The MVPE is defined as the net of the present value of cash flows from existing assets, liabilities, and off-balance sheet instruments. The present values are determined based upon market conditions as of the date of the analysis, as well as in alternative interest rate environments providing potential changes in the MVPE under those alternative interest rate environments. Net interest income is projected in the same alternative interest rate environments with both a static balance sheet and one with management strategies considered. The MVPE and net interest income analyses are also conducted to estimate our sensitivity to rates for future time horizons based upon market conditions as of the date of the analysis. In addition to the interest rate environments presented below, management also reviews the impact of non-parallel rate shock scenarios on a quarterly basis. These scenarios consist of flattening and steepening the yield curve by changing short-term and long-term interest rates independent of each other, and simulating cash flows and determining valuations as a result of these hypothetical changes in interest rates to identify rate environments that pose the greatest risk to the Bank. This analysis helps management quantify the Bank's exposure to changes in the shape of the yield curve.

Qualitative Disclosure about Market Risk

Gap Table. The following gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities based on the information and assumptions set forth in the notes below. Cash flow projections for mortgage-related assets are calculated based in part on prepayment assumptions at current and projected interest rates. Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Assumptions may not reflect how actual yields and costs respond to market interest rate changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment rates would likely deviate significantly from those assumed in calculating the gap table below. A positive gap generally means more cash flows from assets are expected to reprice than cash flows from liabilities and suggests in a rising rate environment, that earnings should increase. A negative gap generally means more cash flows from liabilities are expected to reprice than cash flows from assets and suggests, in a rising rate environment, that earnings should decrease. For additional information regarding the impact of changes in interest rates, see the following Change in Net Interest Income and Change in MVPE discussions and tables.

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,476,150	$1,788,645	$1,429,946	$3,278,382	$7,973,123
Securities(2)	315,359	725,449	267,911	362,819	1,671,538
Other interest-earning assets	21,679	—	—	—	21,679
Total interest-earning assets	1,813,188	2,514,094	1,697,857	3,641,201	9,666,340

Interest-bearing liabilities:
Non-maturity deposits(3)	880,819	412,606	379,717	2,053,716	3,726,858
Certificates of deposit	1,086,275	924,716	462,762	196	2,473,949
Borrowings(4)	649,566	1,237,478	721,989	127,798	2,736,831
Total interest-bearing liabilities	2,616,660	2,574,800	1,564,468	2,181,710	8,937,638

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(803,472)	$(60,706)	$133,389	$1,459,491	$728,702

Cumulative excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(803,472)	$(864,178)	$(730,789)	$728,702

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
March 31, 2023	(8.0)%	(8.6)%	(7.3)%	7.2%
December 31, 2022	(10.3)

Cumulative one-year gap - interest rates +200 bps at:
March 31, 2023	(8.6)
December 31, 2022	(10.6)

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
(2)MBS reflect projected prepayments at amortized cost. All other securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of March 31, 2023, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $3.65 billion, for a cumulative one-year gap of (36.2)% of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $365.0 million of FHLB adjustable-rate advances tied to interest rate swaps. The repricing for these liabilities is projected to occur at the maturity date of each interest rate swap.

At March 31, 2023, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(803.5) million, or (8.0)% of total assets, compared to $(1.02) billion, or (10.3)% of total assets, at December 31, 2022. The change in the one-year gap amount was due primarily to a decrease in the amount of liability cash flows coming due in one year at March 31, 2023 compared to December 31, 2022 and an increase in the amount of asset cash flows coming due for the same time periods. This was due primarily to a decrease in the amount of non-maturity deposits projected by the Bank's interest rate risk model to mature within one year as of March 31, 2023 compared to December 31, 2022, partially offset by an increase in cash flows projected to be received on loans as of March 31, 2023.

The amount of interest-bearing liabilities expected to reprice in a given period is not typically significantly impacted by changes in interest rates, because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of March 31, 2023, the Bank's one-year gap is projected to be $(862.4) million, or (8.6)% of total assets. The change in the gap compared to when there is no change in rates is due to lower anticipated net cash flows primarily as a result of lower prepayments on mortgage-related assets in the higher rate environment. This compares to a one-year gap of $(1.05) billion, or (10.6)% of total assets, if interest rates were to have increased 200 basis points as of December 31, 2022.

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

Change	Net Interest Income At
(in Basis Points)	March 31, 2023			September 30, 2022
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-200 bp	$152,998	$(4,313)	(2.74)%	$182,458	$(775)	(0.42)%
-100 bp	155,540	(1,771)	(1.13)	183,363	130	0.07
000 bp	157,311	—	—	183,233	—	—
+100 bp	158,134	823	0.52	182,737	(496)	(0.27)
+200 bp	158,312	1,001	0.64	182,081	(1,152)	(0.63)
+300 bp	158,385	1,074	0.68	181,394	(1,839)	(1.00)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was lower in the base case scenario at March 31, 2023 compared to September 30, 2022 due to higher interest expense projections on the Bank's liabilities compared to the increase in the interest income projections on the Bank's assets. This was primarily driven by a faster increase in the cost of liabilities during the first six months of fiscal year 2023 which was caused by an increase in certificates of deposit at higher rates, an increase in the rates paid on our money market accounts, and an increase in the balance of higher-costing FHLB borrowings since September 30, 2022. This was partially offset by higher projected income on loans receivable due to a higher balance and yield on the portfolio compared to September 30, 2022.

In the rising and declining interest rate scenarios, the variability of net interest income projections is not significant. Generally, the increase in net interest income in the rising rate scenarios is due to the degree to which loan repayments that are projected to reprice upward is greater than the projected increase in rates on deposits in the next twelve months. In the declining rate scenarios, loan repayments are repriced at rates that do not offset the higher cost of liabilities that are not expected to reprice in the next twelve months.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	March 31, 2023			September 30, 2022
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-200 bp	$1,252,631	$263,748	26.67%	$1,299,340	$404,353	45.18%
-100 bp	1,115,006	126,123	12.75	1,024,167	129,180	14.43
000 bp	988,883	—	—	894,987	—	—
+100 bp	857,317	(131,566)	(13.30)	759,165	(135,822)	(15.18)
+200 bp	726,352	(262,531)	(26.55)	625,864	(269,123)	(30.07)
+300 bp	600,625	(388,258)	(39.26)	500,730	(394,257)	(44.05)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at March 31, 2023 and September 30, 2022 was negative in all rising interest rate scenarios. The negative impact to the Bank's MVPE, as a percentage change, was slightly lower at March 31, 2023 compared to September 30, 2022 due primarily to higher MVPE at March 31, 2023. The increase in the MVPE was due in part to lower long-term rates at March 31, 2023 which resulted in an increase in the market value of the Bank's loan portfolio. In addition, the increase in the balance of certificates of deposit and borrowings during the six-month period resulted in less of an increase in the market value of the Bank's deposits compared to the prior year-end. The offsetting impacts of these factors increased our MVPE in the base case and led to less sensitivity to changes in rates.

The MVPE ratio continues to be an important measurement for management as we consider the changes in market rates, liquidity needs and portfolio balances. MVPE represents a long-term view of the interest sensitivity of the Bank's balance sheet while our net interest income projections inform management of the short-term impacts of pricing decisions.

As interest rates increase, borrowers have less economic incentive to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising interest rate scenarios, prepayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The longer expected average lives of these assets increases the sensitivity of their market value to changes in interest rates.

In the increasing rate scenarios, the sensitivity reflects the negative impacts of rates on the value of the Bank's loan and securities portfolio more so than on the deposit and borrowing portfolio. In the decreasing interest rate scenarios, the Bank's MVPE increased due to a larger increase in the market value of the Bank's assets than the Bank's liabilities. This is because the Bank's mortgage-related assets continue to have a longer duration in these interest rate scenarios which results in greater sensitivity in market value as interest rates change.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of March 31, 2023. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	$1,505,808	1.33%	3.9		15.6%
Loans receivable:
Fixed-rate one- to four-family	5,726,192	3.24	6.7	71.9%	59.3
Fixed-rate commercial	454,171	4.16	3.4	5.7	4.7
All other fixed-rate loans	80,451	3.91	7.2	1.0	0.9
Total fixed-rate loans	6,260,814	3.31	6.5	78.6	64.9
Adjustable-rate one- to four-family	888,805	3.42	3.8	11.2	9.2
Adjustable-rate commercial	727,432	5.37	7.9	9.1	7.5
All other adjustable-rate loans	89,074	7.86	3.0	1.1	0.9
Total adjustable-rate loans	1,705,311	4.49	5.5	21.4	17.6
Total loans receivable	7,966,125	3.56	6.3	100.0%	82.5
FHLB stock	128,096	8.73	2.5		1.3
Cash and cash equivalents	60,207	1.77	—		0.6
Total interest-earning assets	$9,660,236	3.27	5.8		100.0%

Non-maturity deposits	$3,076,221	0.46	6.2	55.4%	37.3%
Retail certificates of deposit	2,299,829	2.54	1.6	41.4	27.8
Commercial certificates of deposit	43,590	2.71	1.2	0.8	0.5
Public unit certificates of deposit	130,530	4.01	0.7	2.4	1.6
Total interest-bearing deposits	5,550,170	1.43	4.1	100.0%	67.2
Term borrowings	2,497,664	2.93	2.3	92.5%	30.3
Line of credit borrowings	203,400	4.99	—	7.5	2.5
Total borrowings	2,701,064	3.08	2.2	100.0%	32.8
Total interest-bearing liabilities	$8,251,234	1.97	3.5		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of March 31, 2023. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2023, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
In the normal course of business, the Company and the Bank are involved as plaintiff or defendant in various legal actions. In our opinion, after consultation with legal counsel, we believe it unlikely that such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.

On November 2, 2022, the Bank was served a putative class action lawsuit, captioned Jennifer Harding, et al. vs. Capitol Federal Savings Bank (Case No. 2022-CV-00598), filed in the Third Judicial District Court, Shawnee County, Kansas against the Bank, alleging the Bank improperly charged overdraft fees on (1) debit card transactions that were authorized for payment on sufficient funds but later settled against a negative account balance (commonly known as "authorize positive purportedly settle negative" or "APPSN" transactions) and (2) merchant re-presentments of previously rejected payment requests. The complaint asserts a breach of contract claim (including breach of an implied covenant of good faith and fair dealing) for each practice and seeks restitution for alleged improper fees, alleged actual damages, costs and disbursements, and injunction relief. On April 5, 2023, the court granted the Bank's motion to dismiss the complaint, with prejudice. This decision is still subject to appeal.

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

The following table summarizes our stock repurchase activity during the three months ended March 31, 2023 and additional information regarding our stock repurchase program. As of March 31, 2023, the Company had $22.5 million of common stock authorized under its existing stock repurchase plan. There is no expiration for this repurchase plan; however, the Federal Reserve Bank's existing approval for the Company to repurchase shares is through August 2023. Shares may be repurchased from time to time in the open-market or in privately negotiated transactions based upon market conditions and available liquidity.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
January 1, 2023 through
January 31, 2023	—	$—	—	$22,469,207
February 1, 2023 through
February 28, 2023	—	—	—	22,469,207
March 1, 2023 through
March 31, 2023	—	—	—	22,469,207
Total	—	—	—	22,469,207

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Document
3(i)	Charter of Capitol Federal Financial, Inc., as filed on May 6, 2010, as Exhibit 3(i) to Capitol Federal Financial, Inc.'s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference
3(ii)	Bylaws of Capitol Federal Financial, Inc., as amended, filed on March 30, 2020, as Exhibit 3.2 to Form 8-K for Capitol Federal Financial Inc. and incorporated herein by reference
10.1(i)	Form of Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, and Rick C. Jackson filed on January 20, 2011 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference
10.1(ii)	Form of Change of Control Agreement with Natalie G. Haag filed on November 29, 2012 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(iii)	Form of Change of Control Agreement with Robert D. Kobbeman filed on November 29, 2018 as Exhibit 10.1(iv) to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1(iv)	Form of Change of Control Agreement with Anthony S. Barry filed on May 10, 2019 as Exhibit 10.1(vi) to the Registrant's March 31, 2019 Form 10-Q and incorporated herein by reference
10.2	Capitol Federal Financial's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13, 2000 as Appendix A to Capitol Federal Financial's Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.3	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 8, 2020 as Exhibit 10.3 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference
10.4	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.5	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.6	Description of Director Fee Arrangements filed on November 23, 2022 as Exhibit 10.6 to the Registrant's September 30, 2022 Form 10-K and incorporated herein by reference
10.7	Short-term Performance Plan, as amended, filed on May 8, 2020 as Exhibit 10.7 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference
10.8	Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the "Equity Incentive Plan") filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.'s Proxy Statement (File No. 001-34814) and incorporated herein by reference
10.9	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.12 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.10	Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.13 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.11	Form of Stock Appreciation Right Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.14 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.12	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

101
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed with the Securities and Exchange Commission on May 10, 2023, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at March 31, 2023 and September 30, 2022, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2023 and 2022, (iv) Consolidated Statements of Stockholders' Equity for the three and six months ended March 31, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2023 and 2022, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: May 10, 2023	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: May 10, 2023	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer