Form 10-Q
period 2023-06-30
Capitol Federal Financial, Inc.
filed 2023-08-09
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

As of August 3, 2023, there were 136,186,969 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	September 30,
	2023	2022
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $308,127 and $27,467)	$329,409	$49,194
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $1,624,837 and $1,768,490)	1,444,867	1,563,307
Loans receivable, net (allowance for credit losses ("ACL") of $22,399 and $16,371)	7,963,360	7,464,208
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	116,012	100,624
Premises and equipment, net	91,713	94,820
Income taxes receivable, net	5,894	1,266
Deferred income tax assets, net	26,889	33,884
Other assets	315,983	317,594
TOTAL ASSETS	$10,294,127	$9,624,897

LIABILITIES:
Deposits	$6,092,840	$6,194,866
Borrowings	2,986,162	2,132,154
Advances by borrowers	40,982	80,067
Other liabilities	112,858	121,311
Total liabilities	9,232,842	8,528,398

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 136,158,569 and 138,858,884 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	1,361	1,388
Additional paid-in capital	1,167,979	1,190,213
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(28,497)	(29,735)
Retained earnings	47,148	80,266
Accumulated other comprehensive (loss) income ("AOCI"), net of tax	(126,706)	(145,633)
Total stockholders' equity	1,061,285	1,096,499
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,294,127	$9,624,897

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans receivable	$71,918	$56,886	$206,056	$168,086
Cash and cash equivalents	10,009	3,968	37,657	4,931
Mortgage-backed securities ("MBS")	4,562	5,048	14,121	14,494
FHLB stock	3,260	2,695	11,025	6,166
Investment securities	895	815	2,671	2,423
Total interest and dividend income	90,644	69,412	271,530	196,100
INTEREST EXPENSE:
Borrowings	31,449	11,644	96,504	27,961
Deposits	24,445	7,787	52,489	25,443
Total interest expense	55,894	19,431	148,993	53,404
NET INTEREST INCOME	34,750	49,981	122,537	142,696
PROVISION FOR CREDIT LOSSES	1,324	937	5,875	(5,690)
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	33,426	49,044	116,662	148,386
NON-INTEREST INCOME:
Deposit service fees	3,404	3,601	9,987	10,331
Insurance commissions	888	788	2,560	2,042
Other non-interest income	1,522	1,726	3,702	4,664
Total non-interest income	5,814	6,115	16,249	17,037
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,200	14,581	39,687	42,332
Information technology and related expense	6,118	4,343	16,977	13,268
Occupancy, net	3,556	3,721	10,598	10,593
Regulatory and outside services	1,436	1,572	4,274	4,212
Advertising and promotional	1,447	1,068	3,613	3,626
Federal insurance premium	1,231	784	3,289	2,200
Deposit and loan transaction costs	615	664	1,916	2,050
Office supplies and related expense	546	494	1,810	1,464
Other non-interest expense	1,187	1,163	3,576	3,299
Total non-interest expense	29,336	28,390	85,740	83,044
INCOME BEFORE INCOME TAX EXPENSE	9,904	26,769	47,171	82,379
INCOME TAX EXPENSE	1,602	5,617	8,440	17,418
NET INCOME	$8,302	$21,152	$38,731	$64,961

Basic earnings per share ("EPS")	$0.06	$0.16	$0.29	$0.48
Diluted EPS	$0.06	$0.16	$0.29	$0.48

Basic weighted average common shares	133,198,755	135,724,658	133,668,764	135,675,959
Diluted weighted average common shares	133,198,755	135,724,658	133,668,764	135,675,959

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$8,302	$21,152	$38,731	$64,961
Other comprehensive income (loss), net of tax:
Changes in unrealized gains/losses on AFS securities, net of taxes of $3,475, $10,043, $(6,151), and $34,710	(10,765)	(31,117)	19,062	(107,544)
Changes in unrealized gains/losses on cash flow hedges, net of taxes of $(872), $(1,646), $43, and $(7,076)	2,702	5,099	(135)	21,924
Comprehensive income (loss)	$239	$(4,866)	$57,658	$(20,659)

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Nine Months Ended June 30, 2023
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2022	$1,388	$1,190,213	$(29,735)	$80,266	$(145,633)	$1,096,499
Net income				16,240		16,240
Other comprehensive income, net of tax					13,031	13,031
ESOP activity		(72)	413			341
Stock-based compensation		89				89
Repurchase of common stock	(27)	(22,169)				(22,196)
Cash dividends to stockholders ($0.365 per share)				(49,209)		(49,209)
Balance at December 31, 2022	$1,361	$1,168,061	$(29,322)	$47,297	$(132,602)	$1,054,795
Net income				14,189		14,189
Other comprehensive income, net of tax					13,959	13,959
ESOP activity		(76)	412			336
Stock-based compensation		74				74
Cash dividends to stockholders ($0.085 per share)				(11,319)		(11,319)
Balance at March 31, 2023	$1,361	$1,168,059	$(28,910)	$50,167	$(118,643)	$1,072,034
Net income				8,302		8,302
Other comprehensive loss, net of tax					(8,063)	(8,063)
ESOP activity		(155)	413			258
Stock-based compensation		75				75
Cash dividends to stockholders ($0.085 per share)				(11,321)		(11,321)
Balance at June 30, 2023	$1,361	$1,167,979	$(28,497)	$47,148	$(126,706)	$1,061,285

						(Continued)

	For the Nine Months Ended June 30, 2022
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2021	$1,388	$1,189,633	$(31,387)	$98,944	$(16,305)	$1,242,273
Net income				22,186		22,186
Other comprehensive loss, net of tax					(7,021)	(7,021)
ESOP activity		74	413			487
Restricted stock activity, net		(3)				(3)
Stock-based compensation		123				123
Cash dividends to stockholders ($0.305 per share)				(41,385)		(41,385)
Balance at December 31, 2021	$1,388	$1,189,827	$(30,974)	$79,745	$(23,326)	$1,216,660
Net income				21,623		21,623
Other comprehensive loss, net of tax					(52,581)	(52,581)
ESOP activity		48	413			461
Stock-based compensation		124				124
Cash dividends to stockholders ($0.085 per share)				(11,535)		(11,535)
Balance at March 31, 2022	$1,388	$1,189,999	$(30,561)	$89,833	$(75,907)	$1,174,752
Net income				21,152		21,152
Other comprehensive loss, net of tax					(26,018)	(26,018)
ESOP activity		(5)	413			408
Restricted stock activity, net		(3)				(3)
Stock-based compensation		126				126
Cash dividends to stockholders ($0.285 per share)				(38,677)		(38,677)
Balance at June 30, 2022	$1,388	$1,190,117	$(30,148)	$72,308	$(101,925)	$1,131,740

See accompanying notes to consolidated financial statements.						(Concluded)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Nine Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	38,731	64,961
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(11,025)	(6,166)
Provision for credit losses	5,875	(5,690)
Originations of loans receivable held-for-sale ("LHFS")	(218)	(1,089)
Proceeds from sales of LHFS	215	1,113
Amortization and accretion of premiums and discounts on securities	2,296	4,027
Depreciation and amortization of premises and equipment	6,816	7,020
Amortization of intangible assets	821	1,049
Amortization of deferred amounts related to FHLB advances, net	1,262	1,347
Common stock committed to be released for allocation - ESOP	935	1,356
Stock-based compensation	238	373
Changes in:
Unrestricted cash collateral from derivative counterparties, net	1,070	2,620
Other assets, net	912	6,307
Income taxes payable/receivable, net	(4,660)	(2,921)
Deferred income tax liabilities, net	878	2,182
Other liabilities	(10,083)	(13,095)
Net cash provided by operating activities	34,063	63,394

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	—	(86,993)
Proceeds from calls, maturities and principal reductions of AFS securities	141,357	261,160
Proceeds from the redemption of FHLB stock	263,807	188,618
Purchase of FHLB stock	(268,170)	(196,727)
Net change in loans receivable	(510,851)	(151,805)
Proceeds from sale of participating interest in loans receivable	5,563	—
Purchase of premises and equipment	(4,397)	(4,492)
Proceeds from sale of other real estate owned ("OREO")	533	503
Proceeds from bank-owned life insurance ("BOLI") death benefit	720	1,023
Net cash (used in) provided by investing activities	(371,438)	11,287

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Nine Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(71,849)	(91,597)
Net change in deposits	(102,026)	(267,513)
Proceeds from borrowings	4,293,870	1,079,402
Repayments on borrowings	(3,441,124)	(793,702)
Change in advances by borrowers	(39,085)	(16,774)
Repurchase of common stock	(22,196)	—
Net cash provided by (used in) financing activities	617,590	(90,184)

NET INCREASE / (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	280,215	(15,503)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	49,194	70,292
End of period	329,409	54,789

See accompanying notes to consolidated financial statements.		(Concluded)

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

Cash, Cash Equivalents and Restricted Cash - Cash, cash equivalents and restricted cash reported in the statement of cash flows consisted entirely of cash and cash equivalents of $329.4 million and $49.2 million at June 30, 2023 and September 30, 2022, respectively. At times, the Company holds restricted cash, which is reported in other assets on the consolidated balance sheet, related to collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  There was no restricted cash at June 30, 2023 or September 30, 2022. See additional discussion regarding the interest rate swaps in Note 5. Borrowed Funds.

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share amounts)
Net income	$8,302	$21,152	$38,731	$64,961
Income allocated to participating securities	(4)	(11)	(18)	(35)
Net income available to common stockholders	$8,298	$21,141	$38,713	$64,926

Total basic average common shares outstanding	133,198,755	135,724,658	133,668,764	135,675,959
Effect of dilutive stock options	—	—	—	—
Total diluted average common shares outstanding	133,198,755	135,724,658	133,668,764	135,675,959

Net EPS:
Basic	$0.06	$0.16	$0.29	$0.48
Diluted	$0.06	$0.16	$0.29	$0.48

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	368,803	507,115	373,473	531,305

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by United States Government-Sponsored Enterprises ("GSEs").

	June 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,099,824	$66	$135,171	$964,719
GSE debentures	519,983	—	44,224	475,759
Corporate bonds	4,000	—	623	3,377
Municipal bonds	1,030	—	18	1,012
	$1,624,837	$66	$180,036	$1,444,867

	September 30, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,243,270	$365	$155,011	$1,088,624
GSE debentures	519,977	—	50,150	469,827
Corporate bonds	4,000	—	305	3,695
Municipal bonds	1,243	—	82	1,161
	$1,768,490	$365	$205,548	$1,563,307

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	June 30, 2023
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$74,190	$2,282	$877,286	$132,889
GSE debentures	—	—	475,759	44,224
Corporate bonds	1,723	277	1,654	346
Municipal bonds	1,012	18	—	—
	$76,925	$2,577	$1,354,699	$177,459

	September 30, 2022
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$338,013	$22,563	$715,281	$132,448
GSE debentures	—	—	469,827	50,150
Corporate bonds	3,695	305	—	—
Municipal bonds	1,161	82	—	—
	$342,869	$22,950	$1,185,108	$182,598

The unrealized losses at June 30, 2023 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record an ACL on securities in an unrealized loss position at June 30, 2023 because scheduled coupon payments have been made, management anticipates that the entire principal balance will be collected as scheduled, and neither does the Company intend to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of AFS debt securities as of June 30, 2023, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$25,000	$24,501
One year through five years	494,983	451,258
Five years through ten years	5,030	4,389
	525,013	480,148
MBS	1,099,824	964,719
	$1,624,837	$1,444,867

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Taxable	$889	$813	$2,651	$2,393
Non-taxable	6	2	20	30
	$895	$815	$2,671	$2,423

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	June 30, 2023	September 30, 2022
	(Dollars in thousands)
Federal Reserve Bank of Kansas City ("FRB of Kansas City") borrowings	$693,853	$46,283
Public unit deposits	204,686	125,496
FHLB advances	—	572,913
	$898,539	$744,692
.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	June 30, 2023	September 30, 2022
	(Dollars in thousands)
One- to four-family:
Originated	$3,992,730	$3,988,469
Correspondent purchased	2,441,772	2,201,886
Bulk purchased	139,571	147,939
Construction	73,166	66,164
Total	6,647,239	6,404,458
Commercial:
Commercial real estate	924,142	745,301
Commercial and industrial	106,609	79,981
Construction	193,308	141,062
Total	1,224,059	966,344
Consumer:
Home equity	94,810	92,203
Other	8,632	8,665
Total	103,442	100,868

Total loans receivable	7,974,740	7,471,670

Less:
ACL	22,399	16,371
Deferred loan fees/discounts	31,557	29,736
Premiums/deferred costs	(42,576)	(38,645)
	$7,963,360	$7,464,208

Lending Practices and Underwriting Standards - Originating and purchasing one- to four-family loans is the Bank's primary lending business. The Bank also originates consumer loans primarily secured by one- to four-family residential properties and originates and participates in commercial loans. The Bank has a concentration in one- to four-family loans and geographic concentrations of these loans in Kansas and Missouri.

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

Commercial loans - The Bank's commercial real estate and commercial construction loans are originated by the Bank or in participation with a lead bank. The Bank has geographic concentrations of these loans in Kansas, Missouri and Texas. When underwriting a commercial real estate or commercial construction loan, several factors are considered, such as the income producing potential of the property, cash equity provided by the borrower, the financial strength of the borrower, managerial expertise of the borrower or tenant, feasibility studies, lending experience with the borrower and the marketability of the property. For commercial real estate and commercial construction participation loans, the Bank performs the same underwriting procedures as if the loan was being originated by the Bank. At the time of origination, loan-to-value ("LTV") ratios on commercial real estate loans generally do not exceed 85% of the appraised value of the property securing the loans and the minimum debt service coverage ratio is generally 1.15. For commercial construction loans, LTV ratios generally do not exceed 80% of the projected appraised value of the property securing the loans and the minimum debt service coverage ratio is generally 1.15, but it applies to the projected cash flows, and the borrower must have successful experience with the construction and operation of properties similar to the subject property. Appraisals on properties securing these loans are performed by independent state certified fee appraisers.

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

The following tables set forth, as of the dates indicated, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. All revolving lines of credit are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At June 30, 2023 and September 30, 2022, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off. The commercial special mention loans presented in the "Current Fiscal Year" column are related to three loans in a single commercial relationship where the borrower has experienced some performance issues, but is beginning to trend in a positive direction.

	June 30, 2023
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2022	2021	2020	2019	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$246,776	$588,085	$895,532	$583,237	$259,986	$1,454,283	$—	$4,027,899
Special Mention	292	1,339	791	1,076	1,139	8,507	—	13,144
Substandard	—	155	109	559	732	7,363	—	8,918
Correspondent purchased
Pass	335,623	523,658	621,396	253,451	64,274	665,666	—	2,464,068
Special Mention	309	167	1,386	420	358	2,150	—	4,790
Substandard	—	229	—	—	168	3,127	—	3,524
Bulk purchased
Pass	—	—	—	—	—	136,828	—	136,828
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,237	—	3,237
	583,000	1,113,633	1,519,214	838,743	326,657	2,281,161	—	6,662,408
Commercial:
Commercial real estate
Pass	294,232	260,807	229,427	122,602	82,804	80,446	10,747	1,081,065
Special Mention	2,495	28,441	—	—	—	—	—	30,936
Substandard	—	—	—	594	219	286	—	1,099
Commercial and industrial
Pass	26,765	24,093	13,291	3,788	2,931	871	20,275	92,014
Special Mention	13,468	—	—	—	—	—	936	14,404
Substandard	—	11	—	73	—	83	—	167
	336,960	313,352	242,718	127,057	85,954	81,686	31,958	1,219,685
Consumer:
Home equity
Pass	4,152	5,802	2,093	1,202	858	2,339	77,968	94,414
Special Mention	—	46	—	—	—	73	234	353
Substandard	—	—	—	—	17	15	236	268
Other
Pass	3,423	3,044	1,038	423	168	202	328	8,626
Special Mention	—	—	—	5	—	—	—	5
Substandard	—	—	—	—	—	—	—	—
	7,575	8,892	3,131	1,630	1,043	2,629	78,766	103,666

Total	$927,535	$1,435,877	$1,765,063	$967,430	$413,654	$2,365,476	$110,724	$7,985,759

	September 30, 2022
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Year	Year	Year	Year	Year	Prior	Line of
	2022	2021	2020	2019	2018	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$563,460	$930,019	$624,274	$281,342	$212,037	$1,406,444	$—	$4,017,576
Special Mention	47	457	1,111	518	428	7,641	—	10,202
Substandard	158	—	278	1,106	256	8,968	—	10,766
Correspondent purchased
Pass	494,854	651,363	273,626	69,752	104,150	627,390	—	2,221,135
Special Mention	—	—	—	355	1,186	1,197	—	2,738
Substandard	—	—	—	168	513	4,783	—	5,464
Bulk purchased
Pass	—	—	—	—	—	144,840	—	144,840
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,637	—	3,637
	1,058,519	1,581,839	899,289	353,241	318,570	2,204,900	—	6,416,358
Commercial:
Commercial real estate
Pass	366,794	221,001	111,689	86,456	41,322	46,383	7,436	881,081
Special Mention	565	—	—	—	—	—	—	565
Substandard	436	—	594	221	239	30	—	1,520
Commercial and industrial
Pass	38,442	17,453	5,708	4,212	919	630	11,413	78,777
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	78	—	73	10	1,052	1,213
	406,237	238,454	118,069	90,889	42,553	47,053	19,901	963,156
Consumer:
Home equity
Pass	6,447	2,375	1,486	982	992	2,020	77,448	91,750
Special Mention	—	66	—	—	—	—	233	299
Substandard	—	—	—	18	—	3	331	352
Other
Pass	4,207	1,977	843	408	651	201	369	8,656
Special Mention	—	—	7	—	—	—	—	7
Substandard	1	—	—	—	—	—	—	1
	10,655	4,418	2,336	1,408	1,643	2,224	78,381	101,065

Total	$1,475,411	$1,824,711	$1,019,694	$445,538	$362,766	$2,254,177	$98,282	$7,480,579

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

	June 30, 2023
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Fiscal	Year	Year	Year	Year	Prior	Line of
	Year	2022	2021	2020	2019	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$246,776	$589,424	$896,210	$583,892	$261,057	$1,464,668	$—	$4,042,027
30-89	292	—	222	696	800	4,345	—	6,355
90+/FC	—	155	—	284	—	1,140	—	1,579
Correspondent purchased
Current	335,623	523,658	620,223	253,305	64,274	666,621	—	2,463,704
30-89	309	167	2,559	566	358	2,840	—	6,799
90+/FC	—	229	—	—	168	1,482	—	1,879
Bulk purchased
Current	—	—	—	—	—	138,916	—	138,916
30-89	—	—	—	—	—	—	—	—
90+/FC	—	—	—	—	—	1,149	—	1,149
	583,000	1,113,633	1,519,214	838,743	326,657	2,281,161	—	6,662,408
Commercial:
Commercial real estate
Current	296,415	289,248	229,427	122,602	82,804	80,466	10,747	1,111,709
30-89	312	—	—	—	—	10	—	322
90+/FC	—	—	—	594	219	256	—	1,069
Commercial and industrial
Current	40,233	24,104	13,291	3,788	2,931	871	20,960	106,178
30-89	—	—	—	—	—	—	251	251
90+/FC	—	—	—	73	—	83	—	156
	336,960	313,352	242,718	127,057	85,954	81,686	31,958	1,219,685
Consumer:
Home equity
Current	4,152	5,808	2,093	1,146	858	2,415	78,132	94,604
30-89	—	40	—	56	17	—	266	379
90+/FC	—	—	—	—	—	12	40	52
Other
Current	3,419	2,964	1,038	425	166	202	328	8,542
30-89	4	80	—	3	2	—	—	89
90+/FC	—	—	—	—	—	—	—	—
	7,575	8,892	3,131	1,630	1,043	2,629	78,766	103,666

Total	$927,535	$1,435,877	$1,765,063	$967,430	$413,654	$2,365,476	$110,724	$7,985,759

	September 30, 2022
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Year	Year	Year	Year	Year	Prior	Line of
	2022	2021	2020	2019	2018	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$563,507	$930,476	$625,110	$282,598	$212,549	$1,417,268	$—	$4,031,508
30-89	—	—	553	—	64	3,506	—	4,123
90+/FC	158	—	—	368	108	2,279	—	2,913
Correspondent purchased
Current	494,854	651,363	273,626	70,107	105,336	629,150	—	2,224,436
30-89	—	—	—	—	—	1,117	—	1,117
90+/FC	—	—	—	168	513	3,103	—	3,784
Bulk purchased
Current	—	—	—	—	—	146,399	—	146,399
30-89	—	—	—	—	—	921	—	921
90+/FC	—	—	—	—	—	1,157	—	1,157
	1,058,519	1,581,839	899,289	353,241	318,570	2,204,900	—	6,416,358
Commercial:
Commercial real estate
Current	367,795	221,001	111,689	86,456	41,322	46,383	7,436	882,082
30-89	—	—	—	—	—	—	—	—
90+/FC	—	—	594	221	239	30	—	1,084
Commercial and industrial
Current	38,442	17,453	5,786	4,212	919	630	12,465	79,907
30-89	—	—	—	—	—	—	—	—
90+/FC	—	—	—	—	73	10	—	83
	406,237	238,454	118,069	90,889	42,553	47,053	19,901	963,156
Consumer:
Home equity
Current	6,447	2,441	1,429	1,000	980	1,999	77,633	91,929
30-89	—	—	57	—	12	24	226	319
90+/FC	—	—	—	—	—	—	153	153
Other
Current	4,205	1,964	844	404	651	201	368	8,637
30-89	2	13	6	4	—	—	1	26
90+/FC	1	—	—	—	—	—	—	1
	10,655	4,418	2,336	1,408	1,643	2,224	78,381	101,065

Total	$1,475,411	$1,824,711	$1,019,694	$445,538	$362,766	$2,254,177	$98,282	$7,480,579

Delinquent and Nonaccrual Loans - The following tables present the amortized cost, at the dates indicated, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total loans. At June 30, 2023 and September 30, 2022, all loans 90 or more days delinquent were on nonaccrual status.

	June 30, 2023
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$6,355	$1,579	$7,934	$4,042,027	$4,049,961
Correspondent purchased	6,799	1,879	8,678	2,463,704	2,472,382
Bulk purchased	—	1,149	1,149	138,916	140,065
Commercial:
Commercial real estate	322	1,069	1,391	1,111,709	1,113,100
Commercial and industrial	251	156	407	106,178	106,585
Consumer:
Home equity	379	52	431	94,604	95,035
Other	89	—	89	8,542	8,631
	$14,195	$5,884	$20,079	$7,965,680	$7,985,759

	September 30, 2022
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$4,123	$2,913	$7,036	$4,031,508	$4,038,544
Correspondent purchased	1,117	3,784	4,901	2,224,436	2,229,337
Bulk purchased	921	1,157	2,078	146,399	148,477
Commercial:
Commercial real estate	—	1,084	1,084	882,082	883,166
Commercial and industrial	—	83	83	79,907	79,990
Consumer:
Home equity	319	153	472	91,929	92,401
Other	26	1	27	8,637	8,664
	$6,506	$9,175	$15,681	$7,464,898	$7,480,579

The amortized cost of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2023 and September 30, 2022 was $2.2 million and $2.0 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the tables above. The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $328 thousand at September 30, 2022. There was no residential OREO held as of June 30, 2023.

The following table presents the amortized cost at June 30, 2023 and September 30, 2022, by class, of loans classified as nonaccrual. Additionally, the amortized cost of nonaccrual loans that had no related ACL is presented, all of which were individually evaluated for loss and any identified losses have been charged off.

	June 30, 2023		September 30, 2022
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
One- to four-family:
Originated	$1,873	$530	$3,135	$1,018
Correspondent purchased	1,879	—	3,784	304
Bulk purchased	1,405	1,093	1,157	630
Commercial:
Commercial real estate	1,099	446	1,084	449
Commercial and industrial	156	156	161	161
Consumer:
Home equity	89	37	172	19
Other	—	—	1	—
	$6,501	$2,262	$9,494	$2,581

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

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2023			June 30, 2023
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	1	$110	$110	1	$110	$110
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	1	239	257
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	1	38	38	1	38	38
Other	—	—	—	—	—	—
	2	$148	$148	3	$387	$405

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2022			June 30, 2022
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	—	$—	$—	2	$124	$124
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	2	124	124
Consumer:
Home equity	—	—	—	1	19	19
Other	—	—	—	—	—	—
	—	$—	$—	5	$267	$267

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Number of	Amortized	Number of	Amortized	Number of	Amortized	Number of	Amortized
	Contracts	Cost	Contracts	Cost	Contracts	Cost	Contracts	Cost
(Dollars in thousands)
One- to four-family:
Originated	—	$—	—	$—	1	$8	1	$684
Correspondent purchased	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer:
Home equity	—	—	1	19	—	—	1	19
Other	—	—	—	—	—	—	—	—
	—	$—	1	$19	1	$8	2	$703

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented.

	For the Three Months Ended June 30, 2023
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,139	$3,074	$221	$5,434	$14,222	$233	$19,889
Charge-offs	—	—	—	—	—	(11)	(11)
Recoveries	1	—	—	1	—	—	1
Provision for credit losses	15	7	18	40	2,463	17	2,520
Ending balance	$2,155	$3,081	$239	$5,475	$16,685	$239	$22,399

	For the Nine Months Ended June 30, 2023
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,066	$2,734	$206	$5,006	$11,120	$245	$16,371
Charge-offs	—	—	—	—	—	(31)	(31)
Recoveries	2	—	—	2	1	2	5
Provision for credit losses	87	347	33	467	5,564	23	6,054
Ending balance	$2,155	$3,081	$239	$5,475	$16,685	$239	$22,399

	For the Three Months Ended June 30, 2022
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$1,709	$2,129	$241	$4,079	$11,031	$202	$15,312
Charge-offs	—	—	—	—	—	(10)	(10)
Recoveries	126	—	—	126	52	7	185
Provision for credit losses	69	308	(17)	360	407	29	796
Ending balance	$1,904	$2,437	$224	$4,565	$11,490	$228	$16,283

	For the Nine Months Ended June 30, 2022
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$1,612	$2,062	$304	$3,978	$15,652	$193	$19,823
Charge-offs	(4)	—	—	(4)	(10)	(16)	(30)
Recoveries	137	—	—	137	101	12	250
Provision for credit losses	159	375	(80)	454	(4,253)	39	(3,760)
Ending balance	$1,904	$2,437	$224	$4,565	$11,490	$228	$16,283

The key assumptions in the Company's ACL model include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at June 30, 2023. The key assumptions utilized in estimating the Company's ACL at June 30, 2023 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected an economic forecast that was the most appropriate considering the facts and circumstances at June 30, 2023. The forecasted economic indices applied to the model at June 30, 2023 were the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at June 30, 2023 was the national unemployment rate. The forecasted national unemployment rate in the economic scenario selected by management at June 30, 2023 had the national unemployment rate gradually increasing to 4.0% by June 30, 2024 which was the end of our four quarter forecast time period.
•Forecast and reversion to mean time periods - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at June 30, 2023.
•Prepayment and curtailment assumptions - The assumptions used at June 30, 2023 were generally based on actual historical prepayment and curtailment speeds for each respective loan pool in the model. During the current year, there was a slowdown in portfolio prepayment speeds which reduced the projected prepayment speeds used in the model for generally all loan categories.
•Qualitative factors - The qualitative factors applied by management at June 30, 2023 included the following:
◦The economic uncertainties related to the unemployment rate, the labor force composition, and the labor participation rate that are not captured in the economic forecasts; and
◦Other management considerations related to commercial real estate loans that were not captured via the model assumptions.

Reserve for Off-Balance Sheet Credit Exposures - The following is a summary of the changes in reserve for off-balance sheet credit exposures during the periods indicated. At June 30, 2023 and September 30, 2022, the Bank's off-balance sheet credit exposures totaled $909.7 million and $992.6 million, respectively.

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Dollars in thousands)
Beginning balance	$5,768	$3,672	$4,751	$5,743
(Release)/provision for credit losses	(1,196)	141	(179)	(1,930)
Ending balance	$4,572	$3,813	$4,572	$3,813

5. BORROWED FUNDS
FHLB Borrowings and Interest Rate Swaps - As of June 30, 2023 and September 30, 2022, the Bank held interest rate swap agreements with an aggregate notional amount of $365.0 million in order to hedge the variable cash flows associated with $365.0 million of adjustable-rate FHLB advances. At June 30, 2023 and September 30, 2022, the interest rate swap agreements had an average remaining term to maturity of 2.3 years and 3.1 years, respectively. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At June 30, 2023 and September 30, 2022, the interest rate swaps were in a gain position with a total fair value of $12.4 million and $12.5 million respectively, which was reported in other assets on the consolidated balance sheet. During the three and nine month periods ended June 30, 2023, $1.7 million and $3.7 million, respectively, was reclassified from AOCI as a decrease to interest expense. During the three and nine month periods ended June 30, 2022, $1.3 million and $4.8 million was reclassified from AOCI as an increase to interest expense. At June 30, 2023, the Company estimated that $8.9 million of interest expense associated with the interest rate swaps would be reclassified from AOCI as a decrease to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank held cash collateral of $13.1 million and $12.1 million at June 30, 2023 and September 30, 2022, respectively.

During the current nine month period, the Bank utilized a leverage strategy (the "leverage strategy") to increase earnings. The leverage strategy involved borrowing on the Bank's FHLB line of credit or by entering into short-term FHLB advances, depending on the rates offered by FHLB, with all of the balance being paid down at quarter end, or earlier if the strategy was not profitable. The proceeds of the borrowings, net of the required FHLB stock holdings, were deposited at the FRB of Kansas City.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the nine months ended June 30, 2023 or during fiscal year 2022. The Company's major security types, based on the nature and risks of the securities, are:

•GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•Corporate Bonds and Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as adjustments to AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values obtained from the counterparty during the nine months ended June 30, 2023 or during fiscal year 2022. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2023 or September 30, 2022.

	June 30, 2023
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$964,719	$—	$964,719	$—
GSE debentures	475,759	—	475,759	—
Corporate bonds	3,377	—	3,377	—
Municipal bonds	1,012	—	1,012	—
	1,444,867	—	1,444,867	—
Interest rate swaps	12,369	—	12,369	—
	$1,457,236	$—	$1,457,236	$—

	September 30, 2022
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,088,624	$—	$1,088,624	$—
GSE debentures	469,827	—	469,827	—
Corporate bonds	3,695	—	3,695	—
Municipal bonds	1,161	—	1,161	—
	1,563,307	—	1,563,307	—
Interest rate swaps	12,547	—	12,547	—
	$1,575,854	$—	$1,575,854	$—

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

Loans Receivable - Collateral dependent assets are assets evaluated on an individual basis. Those collateral dependent assets that are evaluated on an individual basis are considered financial assets measured at fair value on a non-recurring basis. The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during the nine months ended June 30, 2023 and 2022 that were still held in the portfolio as of June 30, 2023 and 2022 was $3.9 million and $4.3 million, respectively. Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the nine months ended June 30, 2023 and June 30, 2022 were downward adjustments to the book value of the collateral for lack of marketability. During the nine months ended June 30, 2023, the adjustments ranged from 8% to 100%, with a weighted average of 21%. During the nine months ended June 30, 2022, the adjustments ranged from 9% to 56%, with a weighted average of 21%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. There was no OREO measured on a non-recurring basis during the nine months ended June 30, 2023. The fair value of OREO measured on a non-recurring basis during the nine months ended June 30, 2022 that was still held in the portfolio as of June 30, 2022 was $258 thousand. The carrying value of the properties equaled the fair value of the properties at June 30, 2023 and 2022.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	June 30, 2023
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$329,409	$329,409	$329,409	$—	$—
AFS securities	1,444,867	1,444,867	—	1,444,867	—
Loans receivable	7,963,360	7,547,542	—	—	7,547,542
FHLB stock	116,012	116,012	116,012	—	—
Interest rate swaps	12,369	12,369	—	12,369	—
Liabilities:
Deposits	6,092,840	6,041,135	3,452,891	2,588,244	—
Borrowings	2,986,162	2,913,752	—	2,913,752	—

	September 30, 2022
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$49,194	$49,194	$49,194	$—	$—
AFS securities	1,563,307	1,563,307	—	1,563,307	—
Loans receivable	7,464,208	6,889,211	—	—	6,889,211
FHLB stock	100,624	100,624	100,624	—	—
Interest rate swaps	12,547	12,547	—	12,547	—
Liabilities:
Deposits	6,194,866	6,124,835	3,991,114	2,133,721	—
Borrowings	2,132,154	1,910,779	75,000	1,835,779	—

7. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods indicated.

	For the Three Months Ended June 30, 2023
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(125,292)	$6,649	$(118,643)
Other comprehensive income (loss), before reclassifications	(10,765)	4,369	(6,396)
Amount reclassified from AOCI, net of taxes of $538	—	(1,667)	(1,667)
Other comprehensive income (loss)	(10,765)	2,702	(8,063)
Ending balance	$(136,057)	$9,351	$(126,706)

	For the Nine Months Ended June 30, 2023
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(155,119)	$9,486	$(145,633)
Other comprehensive income (loss), before reclassifications	19,062	3,589	22,651
Amount reclassified from AOCI, net of taxes of $1,202	—	(3,724)	(3,724)
Other comprehensive income (loss)	19,062	(135)	18,927
Ending balance	$(136,057)	$9,351	$(126,706)

	For the Three Months Ended June 30, 2022
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(71,776)	$(4,131)	$(75,907)
Other comprehensive income (loss), before reclassifications	(31,117)	3,798	(27,319)
Amount reclassified from AOCI, net of taxes of $(420)	—	1,301	1,301
Other comprehensive income (loss)	(31,117)	5,099	(26,018)
Ending balance	$(102,893)	$968	$(101,925)

	For the Nine Months Ended June 30, 2022
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$4,651	$(20,956)	$(16,305)
Other comprehensive income (loss), before reclassifications	(107,544)	17,127	(90,417)
Amount reclassified from AOCI, net of taxes of $(1,548)	—	4,797	4,797
Other comprehensive income (loss)	(107,544)	21,924	(85,620)
Ending balance	$(102,893)	$968	$(101,925)

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
•changes in real estate values, unemployment levels, general economic trends, and the level and direction of loan delinquencies and charge-offs may require changes in the estimates of the adequacy of the ACL, which may adversely affect our business;
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
•the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor or depositor sentiment;
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

The Company recognized net income of $38.7 million, or $0.29 per share, for the current year period compared to net income of $65.0 million, or $0.48 per share, for the prior year period. The decrease in net income was due primarily to lower net interest income, along with recording a provision for credit losses of $5.9 million for the current year period compared to a release of provision of $5.7 million for the prior year period, partially offset by lower income tax expense. The net interest margin decreased 32 basis points, from 1.82% for the prior year period to 1.50% for the current year period. Excluding the effects of the leverage strategy discussed in the "Financial Condition - Borrowings" section below, the net interest margin decreased 38 basis points, from 2.04% for the prior year period to 1.66% for the current year period. The decrease in the net interest margin was due mainly to an increase in the cost of borrowings and deposits, which exceeded the increase in loan yields. Net interest margin compression is anticipated to continue, and the margin is expected to compress more in the near term. See additional discussion in the "Fiscal Year 2023 Outlook" section below.

Total assets were $10.29 billion at June 30, 2023, a $669.2 million increase from September 30, 2022. The increase was mainly composed of a $499.2 million increase in the loan portfolio and a $280.2 million increase in operating cash, partially offset by a $118.4 million decrease in securities. The growth in assets was funded with additional borrowings. The increase in the loan portfolio was primarily in one- to four-family correspondent loans and commercial real estate loans. Total deposits were $6.09 billion at June 30, 2023, a decrease of $102.0 million from September 30, 2022. The decrease in deposits since September 30, 2022 was mainly in non-maturity deposits, largely money market accounts, partially offset by an increase in retail certificates of deposit and public unit certificates of deposit. Total borrowings were $2.99 billion at June 30, 2023, an increase of $854.0 million from September 30, 2022. The increase in borrowings was composed of $500.0 million in borrowings from the Federal Reserve's Bank Term Funding Program ("BTFP") with a term of one year and a net increase of $354.0 million in FHLB borrowings. While it is still management's expectation that we will stay under $10 billion in total assets at September 30, 2023, that threshold was exceeded at both March 31, 2023 and June 30, 2023. There are increased direct costs, additional regulatory burdens with indirect costs, and lost revenue, mainly related to interchange fees, associated with the Bank being over $10 billion in total assets at certain points in time and for consecutive periods of time. Being over $10 billion in total assets at both June 30, 2023 and March 31, 2023 did not result in any additional regulatory requirements, increased direct or indirect costs, or lost revenues.

We are working to limit the growth in total assets and are evaluating funding options as FHLB borrowings mature and assessing other balance sheet management opportunities. We expect to reduce the size of the one- to four-family correspondent loan portfolio over the coming months and use that cash to pay down borrowings. Slower growth or no growth in our one- to four-family originated loan portfolio will help to conserve cash as well. There were $75.4 million and $86.2 million in one-to four-family originated commitments at June 30, 2023 and March 31, 2023 respectively, and $3.2 million and $14.9 million of one-to four-family correspondent commitments at June 30, 2023 and March 31, 2023 respectively. The Bank continues to receive good commercial loan opportunities from strong borrowers and as these opportunities present themselves, we may sell select securities at a loss to provide capacity in the balance sheet to fund these loan opportunities and/or to help stay under $10 billion in assets. At June 30, 2023, there was $418.2 million of undisbursed funds related to commercial real estate and construction loans and $17.8 million of commercial real estate and construction commitments. Funding deposit run-off continues to be a challenge and could require the use of longer-term funding.

The Bank's asset quality remained strong, reflected in low delinquency and charge-off ratios. At June 30, 2023, loans 30 to 89 days delinquent were 0.18% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.07% of total loans receivable, net. During the current quarter and current year periods, net charge-offs ("NCOs") were $10 thousand and $26 thousand, respectively.

At June 30, 2023, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.00) billion, or (9.7)% of total assets, compared to $(803.5) million, or (8.0)% of total assets, at March 31, 2023. The change in the one-year gap amount was due primarily to an increase in the amount of liability cash flows coming due in one year at June 30, 2023 compared to March 31, 2023, partially offset by an increase in the amount of asset cash flows coming due for the same time period. This was due primarily to an increase in the amount of certificates of deposit and borrowings scheduled to mature within one year as of June 30, 2023 compared to March 31, 2023.

Management implemented a new core processing system ("digital transformation") for the Bank in early August 2023. We expect the new platform will allow us to introduce new products and services quickly, to drive better efficiencies and provide a more personalized experience for our customers. Our customers will experience a more modern internet banking experience, including both desktop and mobile, which will offer real-time alerts. Our customers will also have multiple options for real-time payments, which should better position the Bank for faster payment channels in the future.

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

Critical Accounting Estimates
Our most critical accounting estimates are the methodologies used to determine the ACL and reserve for off-balance sheet credit exposures and fair value measurements. These estimates are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions about highly uncertain matters. The use of different judgments, assumptions, and estimates could affect reported results materially. These critical accounting estimates and their application are reviewed at least annually by the audit committee of our Board of Directors. For a full discussion of our critical accounting estimates, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Financial Condition
The following table summarizes the Company's financial condition at the dates indicated.

			Annualized		Annualized
	June 30,	March 31,	Percent	September 30,	Percent
	2023	2023	Change	2022	Change
	(Dollars and shares in thousands)
Total assets	$10,294,127	$10,085,770	8.3%	$9,624,897	9.3%
AFS securities	1,444,867	1,505,808	(16.2)	1,563,307	(10.1)
Loans receivable, net	7,963,360	7,958,567	0.2	7,464,208	8.9
Deposits	6,092,840	6,144,435	(3.4)	6,194,866	(2.2)
Borrowings	2,986,162	2,696,604	43.0	2,132,154	53.4
Stockholders' equity	1,061,285	1,072,034	(4.0)	1,096,499	(4.3)
Equity to total assets at end of period	10.3%	10.6%		11.4%
Average number of basic shares outstanding	133,199	133,150	0.1	135,773	(2.5)
Average number of diluted shares outstanding	133,199	133,150	0.1	135,773	(2.5)

During the current quarter, total assets increased by $208.4 million largely due to an increase in operating cash related to proceeds from BTFP borrowings being held in cash as management evaluates funding and balance sheet management options. While the total loan portfolio balance remained relatively unchanged during the current quarter, there was a shift in the mix as commercial loans increased $42.5 million, partially offset by a $36.1 million decrease in one- to four-family loans, including a $26.9 million decrease in one- to four-family correspondent loans. The Bank continues to reduce purchases of correspondent loans with the intention of correspondent purchases being near zero, which will further reduce the balance of that portfolio. The securities portfolio decreased $60.9 million during the current quarter as cash flows from securities were used for other operational needs.

Total deposits decreased $51.6 million during the current quarter, due primarily to a $217.6 million decrease in non-maturity deposits, partially offset by a $123.8 million increase in retail certificates of deposit and a $41.9 million increase in public unit certificates of deposit. Total borrowings increased $289.6 million during the current quarter. The increase in borrowings was due primarily to proceeds from new BTFP borrowings totaling $500.0 million, partially offset by a reduction in FHLB borrowings as the FHLB line of credit balance was paid off and a maturing $100.0 million FHLB advance was not renewed. Management continues to evaluate funding and balance sheet management options and may pay down additional maturing FHLB advances using proceeds from BTFP borrowings.

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. The loan portfolio rate increased 10 basis points and 34 basis points during the current quarter and current year nine-month period, respectively, due primarily to one- to four-family correspondent and commercial loan growth at interest rates higher than the existing portfolios, disbursements on higher rate commercial construction loans, and repricing of existing commercial loans to higher market interest rates. The average prepayment speed on one- to four-family loans was 6% during the current quarter, 5% during the quarter ended March 31, 2023, and 7% during the quarter ended September 30, 2022.

	June 30, 2023		March 31, 2023		September 30, 2022
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,992,730	3.33%	$4,003,823	3.28%	$3,988,469	3.20%
Correspondent purchased	2,441,772	3.41	2,468,647	3.39	2,201,886	3.10
Bulk purchased	139,571	1.60	142,527	1.36	147,939	1.24
Construction	73,166	3.42	68,355	3.21	66,164	2.90
Total	6,647,239	3.33	6,683,352	3.28	6,404,458	3.12
Commercial:
Commercial real estate	924,142	5.00	874,718	4.48	745,301	4.30
Commercial and industrial	106,609	6.07	90,200	5.40	79,981	4.30
Construction	193,308	5.54	216,685	6.30	141,062	5.34
Total	1,224,059	5.18	1,181,603	4.89	966,344	4.45
Consumer loans:
Home equity	94,810	8.60	92,506	8.17	92,203	6.28
Other	8,632	4.96	8,664	4.66	8,665	4.21
Total	103,442	8.30	101,170	7.87	100,868	6.10
Total loans receivable	7,974,740	3.67	7,966,125	3.57	7,471,670	3.33

Less:
ACL	22,399		19,889		16,371
Deferred loan fees/discounts	31,557		30,830		29,736
Premiums/deferred costs	(42,576)		(43,161)		(38,645)
Total loans receivable, net	$7,963,360		$7,958,567		$7,464,208

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

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2023		June 30, 2023		June 30, 2022
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)
Beginning balance	$7,966,125	3.57%	$7,471,670	3.33%	$7,096,073	3.21%
Originated and refinanced	235,060	6.61	780,458	5.77	787,635	3.44
Purchased and participations	62,369	6.69	613,274	5.54	476,068	3.06
Change in undisbursed loan funds	396		(145,788)		(45,115)
Repayments	(289,200)		(739,192)		(1,068,621)
Principal (charge-offs)/recoveries, net	(10)		(26)		220
Other	—		(5,656)		(509)
Ending balance	$7,974,740	3.67	$7,974,740	3.67	$7,245,751	3.21

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

	For the Nine Months Ended
	June 30, 2023			June 30, 2022
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family	$341,893	5.28%	24.5%	$726,704	3.09%	57.5%
One- to four-family construction	30,783	5.50	2.2	106,636	3.07	8.4
Commercial:
Real estate	16,373	7.17	1.2	43,939	3.91	3.5
Commercial and industrial	31,725	8.04	2.3	13,039	3.77	1.0
Construction	148,930	5.89	10.7	68,998	3.27	5.5
Home equity	4,342	8.03	0.3	3,984	5.40	0.3
Other	3,225	6.84	0.2	2,826	5.53	0.2
Total fixed-rate	577,271	5.68	41.4	966,126	3.17	76.4

Adjustable-rate:
One- to four-family	316,460	4.91	22.7	104,354	3.13	8.3
One- to four-family construction	22,537	5.09	1.6	15,255	2.95	1.2
Commercial:
Real estate	220,322	5.57	15.8	79,851	4.08	6.3
Commercial and industrial	53,099	7.26	3.8	31,413	3.81	2.5
Construction	157,528	6.12	11.3	19,742	4.02	1.6
Home equity	45,433	8.27	3.3	45,686	4.53	3.6
Other	1,082	4.02	0.1	1,276	2.89	0.1
Total adjustable-rate	816,461	5.66	58.6	297,577	3.72	23.6

Total originated, refinanced and purchased	$1,393,732	5.67	100.0%	$1,263,703	3.30	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent purchased - one- to four-family	$190,076	5.14		$346,462	2.99
Participations and purchases - commercial	19,016	9.43		69,057	3.25
Total fixed-rate purchased/participations	209,092	5.53		415,519	3.04

Adjustable-rate:
Correspondent purchased - one- to four-family	212,123	4.85		47,549	3.10
Participations and purchases - commercial	192,059	6.32		13,000	3.85
Total adjustable-rate purchased/participations	404,182	5.55		60,549	3.26
Total purchased/participation loans	$613,274	5.54		$476,068	3.06
One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average LTV ratio, and average balance per loan as of June 30, 2023. Credit scores are updated at least annually, with the latest update in September 2022, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,992,730	60.7%	3.33%	771	60%	$163
Correspondent purchased	2,441,772	37.1	3.41	766	65	417
Bulk purchased	139,571	2.2	1.60	771	56	287
	$6,574,073	100.0%	3.32	769	62	213

The following table presents originated and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average rates, weighted average LTVs and weighted average credit scores for the periods indicated. The majority of the correspondent loans purchased during the current quarter were from applications in the pipeline at March 31, 2023 as the Bank continues to reduce correspondent purchases to near zero.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2023				June 30, 2023
				Credit				Credit
	Amount	Rate	LTV	Score	Amount	Rate	LTV	Score
	(Dollars in thousands)
Originated	$98,257	5.78%	77%	767	$309,474	5.28%	76%	766
Correspondent purchased	35,508	4.61	71	772	402,199	4.99	76	769
	$133,765	5.47	76	768	$711,673	5.12	76	768

The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of June 30, 2023, along with associated weighted average rates. It is expected that some of the loan commitments will expire unfunded; accordingly, the amounts reflected in the table below are not necessarily indicative of our future cash needs.

	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$75,445	5.98%
Correspondent	3,156	5.77
	$78,601	5.97

Commercial Loans - During the current quarter and nine months ended June 30, 2023, the Bank originated $117.7 million and $416.9 million of commercial loans, respectively, and entered into commercial loan participations totaling $26.9 million and $211.1 million, respectively. The Bank also processed commercial loan disbursements, excluding lines of credit, during the current quarter and nine months ended June 30, 2023 of $105.8 million and $402.3 million, respectively, at a weighted average rate of 7.27% and 5.90%, respectively.

As of June 30, 2023, March 31, 2023, and September 30, 2022, the Bank's commercial and industrial gross loan amounts (unpaid principal plus undisbursed amounts) totaled $144.8 million, $130.3 million and $100.4 million, respectively, and commitments totaled $230 thousand, $7.0 million and $458 thousand, respectively.

The following table presents the Bank's commercial real estate and commercial construction loans by type of primary collateral as of the dates indicated. As of June 30, 2023, the Bank had four commercial real estate and commercial construction loan commitments, totaling $17.8 million, at a weighted average rate of 6.83%. Because the commitments to pay out undisbursed funds are not cancellable by the Bank, unless the loan is in default, we generally anticipate fully funding the related projects. Of the total commercial real estate and commercial construction undisbursed amounts and commitments outstanding as of June 30, 2023, management anticipates funding approximately $89 million during the September 2023 quarter, $97 million during the December 2023 quarter, $64 million during the March 2024 quarter, and $167 million during the June 2024 quarter or later.

	June 30, 2023				March 31, 2023	September 30, 2022
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Retail building	143	$257,763	$85,466	$343,229	$343,725	$230,153
Senior housing	35	280,453	30,139	310,592	325,475	328,259
Multi-family	41	75,242	234,381	309,623	233,498	122,735
Hotel	13	213,444	21,419	234,863	235,714	181,546
Office building	85	116,251	18,066	134,317	131,698	109,653
One- to four-family property	384	63,697	7,289	70,986	71,704	68,907
Single use building	29	30,043	16,434	46,477	43,171	41,908
Other	116	80,557	4,978	85,535	103,201	53,054
	846	$1,117,450	$418,172	$1,535,622	$1,488,186	$1,136,215

Weighted average rate		5.09%	6.04%	5.35%	5.14%	4.56%

The following table summarizes the Bank's commercial real estate and commercial construction loans by state as of the dates indicated.

	June 30, 2023				March 31, 2023	September 30, 2022
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Kansas	621	$443,903	$201,532	$645,435	$573,346	$423,797
Missouri	177	249,706	88,662	338,368	363,432	296,443
Texas	15	258,774	75,290	334,064	335,724	280,840
Colorado	8	40,929	14,184	55,113	55,194	34,377
Tennessee	2	24,038	18,501	42,539	42,568	—
Nebraska	8	34,710	3,039	37,749	37,867	32,992
Other	15	65,390	16,964	82,354	80,055	67,766
	846	$1,117,450	$418,172	$1,535,622	$1,488,186	$1,136,215

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of June 30, 2023.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	9	$437,982
>$15 to $30 million	19	399,391
>$10 to $15 million	10	120,173
>$5 to $10 million	30	217,742
$1 to $5 million	138	331,248
Less than $1 million	1,261	191,887
	1,467	$1,698,423

Asset Quality

Delinquent and nonaccrual loans and OREO. The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at June 30, 2023, approximately 76% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	June 30,		March 31,		September 30,
	2023		2023		2022
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	67	$6,377	45	$4,116	48	$4,134
Correspondent purchased	20	6,704	10	3,436	7	1,104
Bulk purchased	—	—	3	287	3	913
Commercial	6	573	5	389	—	—
Consumer	22	469	22	352	24	345
	115	$14,123	85	$8,580	82	$6,496

Loans 30 to 89 days delinquent
to total loans receivable, net		0.18%		0.11%		0.09%

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

	Nonaccrual Loans and OREO at:
	June 30,		March 31,		September 30,
	2023		2023		2022
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	16	$1,582	15	$1,084	29	$2,919
Correspondent purchased	8	1,854	7	1,803	12	3,737
Bulk purchased	3	1,149	3	1,212	3	1,148
Commercial	8	1,225	7	1,152	8	1,167
Consumer	3	51	7	51	9	154
	38	5,861	39	5,302	61	9,125

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.07%		0.07%		0.12%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	3	$295	2	$187	3	$222
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	1	257	1	257	—	—
Commercial	2	29	3	104	1	77
Consumer	1	37	—	—	1	19
	7	618	6	548	5	318
Total nonaccrual loans	45	6,479	45	5,850	66	9,443

Nonaccrual loans as a percentage of total loans		0.08%		0.07%		0.13%

OREO:
One- to four-family:
Originated(2)	—	$—	2	$160	4	$307
Consumer	—	—	—	—	1	21
	—	—	2	160	5	328
Total non-performing assets	45	$6,479	47	$6,010	71	$9,771

Non-performing assets as a percentage of total assets		0.06%		0.06%		0.10%

(1)Includes loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing ten percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at June 30, 2023. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At June 30, 2023, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,556,171	54.1%	$5,835	44.6%	$1,535	33.5%	48%
Missouri	1,127,244	17.1	2,914	22.3	354	7.7	74
Other states	1,890,658	28.8	4,332	33.1	2,696	58.8	46
	$6,574,073	100.0%	$13,081	100.0%	$4,585	100.0%	49

Classified loans. The following table presents loans classified as special mention or substandard at the dates presented. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. The increase in commercial special mention loans at June 30, 2023 compared to March 31, 2023 was due mainly to three loans in a single commercial relationship where the borrower has experienced some performance issues, but is beginning to trend in a positive direction. The increase in commercial special mention loans between September 30, 2022 and March 31, 2023 was due mainly to two loans in a single commercial relationship, unrelated to the relationship discussed above, with certain underlying economic considerations showing signs of deterioration. Management continues to closely monitor the borrower's performance for both lending relationships.

	June 30, 2023		March 31, 2023		September 30, 2022
	Special Mention	Substandard	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$17,935	$15,747	$17,368	$15,636	$12,950	$19,953
Commercial	45,377	1,265	28,441	1,881	565	2,733
Consumer	358	269	296	237	306	354
	$63,670	$17,281	$46,105	$17,754	$13,821	$23,040

Allowance for Credit Losses. The distribution of our ACL and the ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below. The increase in commercial ACL to loans receivable ratio during the current quarter was due primarily to a forecast reflecting worse economic conditions compared to the forecast utilized in the model in the prior quarter and a slow down in prepayment speeds, which lengthen the remaining term of the portfolio. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to the calculation of ACL as of June 30, 2023.

	Distribution of ACL			Ratio of ACL to Loans Receivable
	June 30,	March 31,	September 30,	June 30,	March 31,	September 30,
	2023	2023	2022	2023	2023	2022
	(Dollars in thousands)
One- to four-family:
Originated	$2,090	$2,081	$2,012	0.05%	0.05%	0.05%
Correspondent purchased	3,081	3,074	2,734	0.13	0.12	0.12
Bulk purchased	238	221	206	0.17	0.16	0.14
Construction	65	58	54	0.09	0.08	0.08
Total	5,474	5,434	5,006	0.08	0.08	0.08
Commercial:
Real estate	13,436	11,219	8,729	1.45	1.28	1.17
Commercial and industrial	929	520	490	0.87	0.58	0.61
Construction	2,321	2,483	1,901	1.20	1.15	1.35
Total	16,686	14,222	11,120	1.36	1.20	1.15
Consumer	239	233	245	0.23	0.23	0.24
Total	$22,399	$19,889	$16,371	0.28	0.25	0.22

The following table presents ACL activity and related ratios at the dates and for the periods indicated. The ratio of NCOs to average non-performing assets during the current year period was positive due to charge-offs exceeding recoveries, while the prior year period was negative due to recoveries exceeding charge-offs. The ratio of ACL to nonaccrual loans was higher at the end of the current year period compared to the end of the prior year period due mainly to higher ACL at June 30, 2023, along with a lower balance of nonaccrual loans compared to the prior year period. The ratio of ACL to loans receivable, net was higher at the end of the current year period compared to the end of the prior year due to a higher ACL balance, mainly related to commercial loans. The ratio of ACL to NCOs for the prior year period was not meaningful as recoveries exceeded loan charge-offs, compared to the current year period where loan charge-offs exceeded recoveries. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

	At or For the Nine Months Ended
	June 30, 2023	June 30, 2022
	(Dollars in thousands)
Balance at beginning of period	$16,371	$19,823
Charge-offs	(31)	(30)
Recoveries	5	250
Net recoveries (charge-offs)	(26)	220
Provision for credit losses	6,054	(3,760)
Balance at end of period	$22,399	$16,283

Ratio of NCOs during the period
to average non-performing assets	0.31%	(1.96)%

ACL to nonaccrual loans at end of period	345.72	188.48

ACL to loans receivable, net at end of period	0.28	0.22

ACL to NCOs (annualized)	667x	N/M

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	For the Nine Months Ended
	June 30, 2023			June 30, 2022
	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$(2)	$3,985,686	—%	$(133)	$3,928,131	—%
Correspondent	—	2,419,202	—	—	2,040,934	—
Bulk purchased	—	144,514	—	—	162,151	—
Construction	—	65,382	—	—	45,053	—
Total	(2)	6,614,784	—	(133)	6,176,269	—
Commercial:
Real estate	(1)	842,324	—	(101)	678,705	(0.01)
Commercial and industrial	—	87,713	—	10	73,550	0.01
Construction	—	187,512	—	—	114,601	—
Total	(1)	1,117,549	—	(91)	866,856	(0.01)
Consumer:
Home equity	16	93,800	0.02	(2)	84,135	—
Other	13	8,800	0.15	6	7,844	0.08
Total	29	102,600	0.03	4	91,979	—
	$26	$7,834,933	—	$(220)	$7,135,104	—

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

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 96% of our securities portfolio at June 30, 2023. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully tax-equivalent basis.

	June 30, 2023			March 31, 2023			September 30, 2022
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
MBS	$1,099,824	1.65%	4.9	$1,146,526	1.63%	5.2	$1,243,270	1.57%	4.7
GSE debentures	519,983	0.64	2.1	519,981	0.64	2.4	519,977	0.61	2.9
Corporate bonds	4,000	5.12	8.9	4,000	5.12	9.1	4,000	5.12	9.6
Municipal bonds	1,030	2.55	4.6	1,031	2.55	4.9	1,243	2.63	6.5
	$1,624,837	1.33%	4.0	$1,671,538	1.33%	4.3	$1,768,490	1.29%	4.2

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

	For the Nine Months Ended
	June 30, 2023			June 30, 2022
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,563,307	1.29%	4.2	$2,014,608	1.16%	3.5
Maturities and repayments	(141,357)			(261,160)
Net amortization of (premiums)/discounts	(2,296)			(4,027)
Purchases	—	—	—	86,993	2.56	4.3
Change in valuation on AFS securities	25,213			(142,254)
Ending balance - carrying value	$1,444,867	1.33	4.0	$1,694,160	1.29	4.1

Liabilities. Total liabilities were $9.23 billion at June 30, 2023, compared to $8.53 billion at September 30, 2022. The increase was due to new borrowings, partially offset by a decrease in deposits.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. The weighted average rate on the deposit portfolio increased 54 basis points during the current quarter and 120 basis points during the current year due primarily to retail certificates of deposit repricing to higher offered rates, as well as an increase in rates offered on money market accounts and public unit certificates of deposit. Total commercial deposits were $273.3 million, or 4.5%, of total deposits at June 30, 2023.

	June 30, 2023			March 31, 2023			September 30, 2022
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$567,764	—%	9.3%	$594,265	—%	9.7%	$591,387	—%	9.5%
Interest-bearing checking	938,722	0.19	15.4	1,001,559	0.16	16.3	1,027,222	0.07	16.6
Savings	509,975	0.12	8.4	539,428	0.07	8.8	552,743	0.06	8.9
Money market	1,436,429	1.94	23.6	1,535,234	0.80	25.0	1,819,761	0.47	29.4
Retail certificates of deposit	2,423,665	3.00	39.8	2,299,829	2.54	37.4	2,073,542	1.34	33.5
Commercial certificates of deposit	43,840	3.25	0.7	43,590	2.71	0.7	36,275	0.97	0.6
Public unit certificates of deposit	172,445	4.26	2.8	130,530	4.01	2.1	93,936	1.61	1.5
	$6,092,840	1.83	100.0%	$6,144,435	1.29	100.0%	$6,194,866	0.63	100.0%

The $51.6 million decrease in deposits during the current quarter was mainly in money market and interest-bearing checking account balances, partially offset by an increase in the retail certificate of deposit portfolio and public unit certificate of deposit portfolio. Early during the current quarter, management increased the rates offered on the Bank's money market accounts in an effort to slow the outflow of these balances, which appears to have been successful when comparing the money market account outflows for the current quarter to the previous two quarters during fiscal year 2023. The increase in retail certificates of deposit was primarily in the short-term and intermediate-term categories while the long-term certificate of deposit category (36 months or greater) decreased during the current quarter. A large portion of the growth in retail certificates of deposit was from customer transfers from existing deposits within the Bank. On average, approximately 81% of the retail certificates of deposits that matured over the past 12 months were retained by the Bank.

The $102.0 million decrease in deposits between September 30, 2022 and June 30, 2023 was due primarily to a reduction in non-maturity deposits which decreased $538.2 million, largely money market accounts, partially offset by a $350.1 million increase in retail certificates of deposit and a $78.5 million increase in public unit certificates of deposit. During the March 2023 quarter, the Bank held a certificate of deposit promotional campaign which resulted in $177.3 million in new retail certificates of deposit with the majority of the funds coming from customer transfers from existing deposits within the Bank. The additional decrease in non-maturity deposit balances was likely due to customers moving funds to alternative, higher yielding investment products, and/or withdrawing funds for customer spending.

As of June 30, 2023, approximately $676.8 million of the Bank's deposit portfolio was uninsured, or approximately 11% of the Bank's Call Report deposit balance, of which approximately $311.8 million related to commercial and retail deposit accounts and the remainder was mainly comprised of fully collateralized public unit deposits and intercompany accounts. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

Borrowings. Historically, the Bank has primarily used long-term fixed-rate borrowings with no embedded options to lengthen the average life of the Bank's liabilities. The new FHLB borrowings during the current fiscal year had a weighted average maturity ("WAM") of 3.2 years, which is generally a shorter term than what management has selected in prior periods in anticipation that, when rates begin to decrease, these borrowings can be repaid or repriced to lower cost options. In consideration of the current interest rate environment, management intends to continue selecting shorter-term borrowings in the near term. The fixed-rate borrowings are laddered in order to prevent large amounts of liabilities repricing in any one period.

Total borrowings at June 30, 2023 were $2.99 billion, which was comprised of $2.13 billion in fixed-rate FHLB advances, $365.0 million in variable-rate advances tied to interest rate swaps, and $500.0 million in BTFP borrowings. Borrowings at June 30, 2023 increased $289.6 million and $854.0 million from March 31, 2023 and September 30, 2022, respectively, to fund loan growth and deposit outflows. The increase in borrowings from March 31, 2023 was due mainly to proceeds from new BTFP borrowings totaling $500.0 million with a term of one year and a rate of 4.70%, partially offset by a reduction in FHLB borrowings as the FHLB line of credit was paid off and a $100.0 million FHLB advance was not renewed. The increase in borrowings from September 30, 2022 was composed of $500.0 million in BTFP borrowings and a net increase of $354.0 million in FHLB borrowings.

The following table presents the maturity of term borrowings, which consist of FHLB advances and BTFP borrowings, along with associated weighted average contractual and effective rates as of June 30, 2023. Amortizing FHLB advances are presented based on their maturity dates versus their quarterly scheduled repayment dates.

Maturity by		Contractual	Effective
Fiscal Year	Amount	Rate	Rate(1)
	(Dollars in thousands)
2023	$100,000	2.14%	2.14%
2024	990,000	4.26	3.78
2025	650,000	3.26	2.95
2026	575,000	2.81	2.95
2027	440,000	3.02	3.13
2028	235,246	4.82	3.90
	$2,990,246	3.55	3.30

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

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2023			June 30, 2023			June 30, 2022
		Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
				(Dollars in thousands)
Beginning balance	$2,497,664	2.93%	2.3	$2,062,500	2.44%	2.5	$1,590,000	1.88%	3.3
Maturities and repayments	(107,418)	1.98		(222,254)	1.89		(100,000)	3.14
New FHLB borrowings	100,000	4.17	2.5	650,000	4.47	3.2	350,000	3.49	3.8
BTFP, net	500,000	4.70	1.0	500,000	4.70	1.0	—	—	—
Ending balance	$2,990,246	3.30	2.0	$2,990,246	3.30	2.0	$1,840,000	2.12	2.6

Leverage Strategy
At times during the current year period, the Bank has utilized a leverage strategy to increase earnings which entails entering into short-term FHLB advances and depositing the proceeds from these borrowings, net of the required FHLB stock holdings, at the FRB of Kansas City. The borrowings were repaid prior to quarter end. The average balance of leverage strategy borrowings was $604.4 million and $979.2 million during the quarters ended June 30, 2023 and March 31, 2023, respectively, and $1.16 billion for the nine months ended June 30, 2023. At times during the current quarter, the leverage strategy was not profitable and therefore was not utilized, resulting in a decrease in the average outstanding balance of leverage strategy borrowings compared to the prior quarter. Net income attributable to the leverage strategy was $86 thousand and $959 thousand for the quarter and nine months ended June 30, 2023, respectively. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Management continues to monitor the net interest rate spread and overall profitability of the strategy.

Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and non-amortizing term borrowings for the next four quarters as of June 30, 2023.

	September 30,	December 31,	March 31,	June 30,
	2023	2023	2024	2024	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$253,836	$266,356	$263,365	$369,749	$1,153,306
Repricing Rate	1.76%	2.58%	2.84%	3.64%	2.80%
Public Unit Certificates:
Amount	$28,758	$42,717	$15,250	$30,420	$117,145
Repricing Rate	3.44%	4.30%	4.22%	4.42%	4.11%
Term Borrowings:
Amount	$100,000	$150,000	$65,000	$600,000	$915,000
Repricing Rate	2.14%	3.42%	2.67%	4.25%	3.77%
Total
Amount	$382,594	$459,073	$343,615	$1,000,169	$2,185,451
Repricing Rate	1.98%	3.01%	2.87%	4.03%	3.27%

The following table sets forth the WAM information for our certificates of deposit, in years, as of June 30, 2023.

Retail certificates of deposit	1.5
Commercial certificates of deposit	1.1
Public unit certificates of deposit	0.7
Total certificates of deposit	1.4

Stockholders' Equity. Stockholders' equity at June 30, 2023 was $1.06 billion, a decrease of $35.2 million from September 30, 2022. During the nine months ended June 30, 2023, the Company paid cash dividends totaling $71.8 million. These cash dividends totaled $0.535 per share and consisted of a $0.28 per share cash true-up dividend related to fiscal year 2022 earnings and three regular quarterly cash dividends of $0.085 per share.

Accumulated other comprehensive loss was $126.7 million at June 30, 2023, of which $136.1 million was attributable to unrealized losses on AFS securities, partially offset by $9.4 million of unrealized gains on derivatives. Unrealized loss on AFS securities changed at June 30, 2023 from $125.3 million at March 31, 2023 and $155.1 million at September 30, 2022, due mainly to changes in market interest rates.
On July 25, 2023, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.3 million, payable on August 18, 2023 to stockholders of record as of the close of business on August 4, 2023. In the long run, management considers the Bank's equity to total assets ratio of at least 9% an appropriate level of capital. At June 30, 2023, this ratio was 9.1%. Excluding the impact of unrealized losses on AFS securities, this ratio would have been approximately 120 basis points higher.
Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank in accordance with regulatory standards. As of June 30, 2023, the Bank's community bank leverage ratio ("CBLR") was 9.6%, which exceeded the minimum requirement of 9.0%. The CBLR is based on average assets. The leverage strategy increases average assets. which in turn reduces the Bank's CBLR. As of June 30, 2023 the Bank exceeded all internal policy thresholds for sensitivity to changes in interest rates, and the Bank's risk-based tier 1 capital ratio was 18.6%.

There remains $22.5 million authorized under the Company's existing stock repurchase plan. Shares of the Company's common stock may be repurchased from time to time based upon market conditions, available liquidity and other factors. This plan has no expiration date; however, the FRB of Kansas City's existing approval for the Company to repurchase shares expires in August 2023. The Company has requested a further extension of the FRB's approval.

At June 30, 2023, Capitol Federal Financial, Inc., at the holding company level, had $87.3 million in cash on deposit at the Bank. The balance of cash at the holding company level is available for the Company to utilize for dividend payments, share repurchases, or for other business strategies at the discretion of the Company. The Company seeks to maintain an amount of cash at the holding company level that exceeds the total of two consecutive regular quarterly dividends. For fiscal year 2023, it is the intention of the Board of Directors to pay out the regular quarterly cash dividend of $0.085 per share, as well as any of the Company's earnings in excess of that amount. Dividend payments depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level.

The Company seeks multiple ways to provide stockholder value. This has been done primarily through the payment of cash dividends and stock repurchases. The Company has maintained a policy of paying out 100% of its earnings to stockholders in the form of quarterly cash dividends and an annual cash true-up dividend in December of each year. In order to provide additional stockholder value, the Company has paid a True Blue Capital dividend in years past. The Company has paid the True Blue Capitol dividend primarily due to excess capital levels at the Company and Bank. The Company considers various business strategies and their impact on capital and asset measures on both a current and future basis, as well as Company earnings and regulatory capital levels and the related requirements, in determining the amount, if any, and timing of the True Blue Capitol dividend.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2023, 2022, and 2021. The amounts represent cash dividends paid during each period. For the quarter ending September 30, 2023, the amount presented represents the dividend payable on August 18, 2023 to stockholders of record as of the close of business on August 4, 2023.

	Calendar Year
	2023		2022		2021
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,319	$0.085	$11,535	$0.085	$11,518	$0.085
Quarter ended June 30	11,321	0.085	11,534	0.085	11,516	0.085
Quarter ended September 30	11,323	0.085	11,534	0.085	11,518	0.085
Quarter ended December 31	—	—	11,508	0.085	11,535	0.085
True-up dividends paid	—	—	37,701	0.280	29,850	0.220
True Blue Capitol dividends paid	—	—	27,143	0.200	54,210	0.400
Calendar year-to-date dividends paid	$33,963	$0.255	$110,955	$0.820	$130,147	$0.960

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2023	2023	2022	2022	2022
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$71,918	$69,319	$64,819	$60,445	$56,886
Cash and cash equivalents	10,009	10,977	16,671	13,373	3,968
MBS	4,562	4,748	4,811	4,912	5,048
FHLB stock	3,260	3,607	4,158	3,865	2,695
Investment securities	895	895	881	845	815
Total interest and dividend income	90,644	89,546	91,340	83,440	69,412

Interest expense:
Borrowings	31,449	31,447	33,608	24,529	11,644
Deposits	24,445	16,140	11,904	9,013	7,787
Total interest expense	55,894	47,587	45,512	33,542	19,431

Net interest income	34,750	41,959	45,828	49,898	49,981

Provision for credit losses	1,324	891	3,660	1,060	937

Net interest income
(after provision for credit losses)	33,426	41,068	42,168	48,838	49,044

Non-interest income	5,814	5,083	5,352	5,793	6,115
Non-interest expense	29,336	28,631	27,773	29,807	28,390
Income tax expense	1,602	3,331	3,507	5,332	5,617
Net income	$8,302	$14,189	$16,240	$19,492	$21,152

Efficiency ratio	72.32%	60.86%	54.27%	53.52%	50.61%

Basic EPS	$0.06	$0.11	$0.12	$0.14	$0.16
Diluted EPS	0.06	0.11	0.12	0.14	0.16

Comparison of Operating Results for the Three Months Ended June 30, 2023 and March 31, 2023

For the quarter ended June 30, 2023, the Company recognized net income of $8.3 million, or $0.06 per share, compared to net income of $14.2 million, or $0.11 per share, for the quarter ended March 31, 2023. The decrease in net income was due primarily to higher deposit interest expense in the current quarter, partially offset by lower income tax expense. The net interest margin decreased 24 basis points, from 1.56% for the prior quarter to 1.32% for the current quarter. Excluding the effects of the leverage strategy discussed in the Financial Condition - Borrowings" section above, the net interest margin decreased 32 basis points, from 1.71% for the prior quarter to 1.39% for the current quarter. The decrease in the net interest margin excluding the effects of the leverage strategy was due mainly to an increase in the cost of deposits. Management anticipates the reduction in the net interest margin will continue in the near term. See additional discussion in "Fiscal Year 2023 Outlook" below.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent. The weighted average yield on loans receivable increased nine basis points and the weighted average yield on cash and cash equivalents increased 61 basis points compared to the prior quarter.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2023	2023	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$71,918	$69,319	$2,599	3.7%
Cash and cash equivalents	10,009	10,977	(968)	(8.8)
MBS	4,562	4,748	(186)	(3.9)
FHLB stock	3,260	3,607	(347)	(9.6)
Investment securities	895	895	—	—
Total interest and dividend income	$90,644	$89,546	$1,098	1.2

The increase in interest income on loans receivable was due to an increase in the weighted average yield, along with an increase in the average balance of commercial loans and correspondent one-to four-family loans. The increase in the weighted average yield was due primarily to originations and purchases/participations at higher market yields, as well as disbursements on commercial construction loans at rates higher than the overall portfolio rate and upward repricing of existing adjustable-rate loans due to higher market interest rates. The decrease in interest income on cash and cash equivalents was due mainly to a decrease in the average balance of cash associated with the leverage strategy compared to the prior quarter due to a reduction in the leverage strategy usage in the current quarter, partially offset by an increase in the average balance of operating cash, as proceeds from the BTFP have been held in cash as management evaluates funding and balance sheet management options, and an increase in the yield earned on balances held at the FRB of Kansas City due to higher market interest rates. The decrease in dividend income on FHLB stock was due mainly to a decrease in the average balance of FHLB stock associated with the leverage strategy, partially offset by an increase in the dividend rate paid by FHLB.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent. The weighted average rate paid on deposits increased 59 basis points and the weighted average rate paid on borrowings not associated with the leverage strategy increased 23 basis points compared to the prior quarter.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2023	2023	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Borrowings	$31,449	$31,447	$2	—%
Deposits	24,445	16,140	8,305	51.5
Total interest expense	$55,894	$47,587	$8,307	17.5

During the current quarter, interest expense on borrowings associated with the leverage strategy decreased $3.3 million due to a reduction in usage of the leverage strategy. This was almost entirely offset by an increase in interest expense on borrowings not associated with the leverage strategy, due primarily to BTFP borrowings, which have been held in cash as management evaluates funding and balance sheet management options. The increase in interest expense on deposits was due primarily to increases in the weighted average rate paid and average balance of the certificate of deposit portfolio and an increase in the weighted average rate paid on money market accounts. Early in the current quarter, management increased the rates offered on the Bank's money market accounts in an effort to slow the outflow of deposit balances.

Provision for Credit Losses
For the quarter ended June 30, 2023, the Bank recorded a provision for credit losses of $1.3 million, compared to a provision for credit losses of $891 thousand for the prior quarter. The provision for credit losses in the current quarter was comprised of a $2.5 million increase in the ACL for loans, partially offset by a $1.2 million decrease in the reserve for off-balance sheet credit exposures. The provision for credit losses associated with the ACL was due primarily to worsening economic forecast conditions compared to the prior quarter, commercial loan growth, and a reduction in prepayment speeds related to the commercial loan portfolio. The release of provision for credit losses associated with the reserve for off-balance sheet credit exposures was due primarily to refining our methodology to account for the estimated credit losses on unfunded commercial construction-to-permanent loans and commitments for the time period after construction is expected to be completed.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2023	2023	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,404	$3,122	$282	9.0%
Insurance commissions	888	877	11	1.3
Other non-interest income	1,522	1,084	438	40.4
Total non-interest income	$5,814	$5,083	$731	14.4

The increase in other non-interest income was due mainly to an increase in income on BOLI related to the receipt of death benefits during the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2023	2023	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,200	$12,789	$411	3.2%
Information technology and related expense	6,118	5,789	329	5.7
Occupancy, net	3,556	3,568	(12)	(0.3)
Regulatory and outside services	1,436	1,305	131	10.0
Advertising and promotional	1,447	1,333	114	8.6
Federal insurance premium	1,231	1,246	(15)	(1.2)
Deposit and loan transaction costs	615	690	(75)	(10.9)
Office supplies and related expense	546	631	(85)	(13.5)
Other non-interest expense	1,187	1,280	(93)	(7.3)
Total non-interest expense	$29,336	$28,631	$705	2.5

The increase in salaries and employee benefits was mainly related to merit increases during the current quarter. The increase in information technology and related expense was due primarily to an increase in professional services related to the Company's digital transformation, discussed below, and other technology-related projects.

The Company's efficiency ratio was 72.32% for the current quarter compared to 60.86% for the prior quarter. The change in the efficiency ratio was due primarily to lower net interest income. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A higher value indicates that it is costing the financial institution more money to generate revenue, relative to the net interest margin and non-interest income.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and the effective tax rate.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2023	2023	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$9,904	$17,520	$(7,616)	(43.5)%
Income tax expense	1,602	3,331	(1,729)	(51.9)
Net income	$8,302	$14,189	$(5,887)	(41.5)

Effective Tax Rate	16.2%	19.0%

The decrease in income tax expense was due primarily to lower pretax income in the current quarter and partially to a lower effective tax rate. The decrease in effective tax rate was due primarily to lower projected pretax income, as the Company's permanent differences, which generally reduce our tax rate, have a larger impact on the overall effective rate.

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

	For the Three Months Ended
	June 30, 2023			March 31, 2023
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$4,052,906	$34,224	3.38%	$4,050,515	$33,660	3.32%
Correspondent purchased	2,491,016	19,937	3.20	2,462,960	19,380	3.15
Bulk purchased	141,985	527	1.49	144,438	413	1.14
Total one- to four-family loans	6,685,907	54,688	3.27	6,657,913	53,453	3.21
Commercial loans	1,180,906	15,172	5.08	1,147,681	13,924	4.85
Consumer loans	102,390	2,058	8.06	102,649	1,942	7.67
Total loans receivable(1)	7,969,203	71,918	3.60	7,908,243	69,319	3.51
MBS(2)	1,126,953	4,562	1.62	1,173,366	4,748	1.62
Investment securities(2)(3)	525,012	895	0.68	525,012	895	0.68
FHLB stock(4)	146,482	3,260	8.93	167,567	3,607	8.73
Cash and cash equivalents(5)	769,434	10,009	5.15	967,586	10,977	4.54
Total interest-earning assets	10,537,084	90,644	3.43	10,741,774	89,546	3.34
Other non-interest-earning assets	271,898			263,916
Total assets	$10,808,982			$11,005,690

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$949,909	398	0.17	$989,440	368	0.15
Savings	521,831	143	0.11	541,324	101	0.08
Money market	1,485,672	6,295	1.70	1,620,451	3,184	0.80
Retail certificates	2,339,477	15,685	2.69	2,176,103	11,115	2.07
Commercial certificates	44,083	307	2.80	38,575	197	2.07
Wholesale certificates	155,157	1,617	4.18	127,037	1,175	3.75
Total deposits	5,496,129	24,445	1.78	5,492,930	16,140	1.19
Borrowings(6)	3,520,594	31,449	3.57	3,700,022	31,447	3.42
Total interest-bearing liabilities	9,016,723	55,894	2.48	9,192,952	47,587	2.09
Non-interest-bearing deposits	556,682			574,495
Other non-interest-bearing liabilities	161,360			172,481
Stockholders' equity	1,074,217			1,065,762
Total liabilities and stockholders' equity	$10,808,982			$11,005,690

Net interest income(7)		$34,750			$41,959
Net interest-earning assets	$1,520,361			$1,548,822
Net interest margin(8)(9)			1.32			1.56
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.17x

Selected performance ratios:
Return on average assets (annualized)(9)			0.31%			0.52%
Return on average equity (annualized)(9)			3.09			5.33
Average equity to average assets			9.94			9.68
Operating expense ratio (annualized)(10)			1.09			1.04
Efficiency ratio(9)(11)			72.32			60.86
Pre-tax yield on leverage strategy(12)			0.07			0.06

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $1.0 million for each of the quarters ended June 30, 2023 and March 31, 2023, respectively.
(4)Included in this line, for the quarter ended June 30, 2023, is FHLB stock related to the leverage strategy with an average outstanding balance of $27.2 million and dividend income of $610 thousand at a weighted average yield of 9.00%, and FHLB stock not related to the leverage strategy with an average outstanding balance of $119.3 million and dividend income of $2.7 million at a weighted average yield of 8.91%. Included in this line for the quarter ended March 31, 2023 is FHLB stock related to the leverage strategy with an average outstanding balance of $44.1 million and dividend income of $951 thousand, at a weighted average yield of 8.75%, and FHLB stock not related to the leverage strategy with an average outstanding balance of $123.5 million and dividend income of $2.7 million, at a weighted average yield of 8.72%.
(5)The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $577.2 million and $935.1 million during the quarters ended June 30, 2023 and March 31, 2023 respectively.
(6)Included in this line, for the quarter ended June 30, 2023, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $604.4 million and interest paid of $7.9 million, at a weighted average rate of 5.20%, and borrowings not related to the leverage strategy with an average outstanding balance of $2.92 billion and interest paid of $23.5 million, at a weighted average rate of 3.23%. Included in this line for the quarter ended March 31, 2023 are FHLB borrowings related to the leverage strategy with an average outstanding balance of $979.2 million and interest paid of $11.3 million at a weighted average rate of 4.60%, and borrowings not related to the leverage strategy with an average outstanding balance of $2.72 billion and interest paid of $20.2 million at a weighted average rate of 3.00%. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
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

	For the Three Months Ended
	June 30, 2023			March 31, 2023
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Yield on interest-earning assets	3.43%	0.11%	3.32%	3.34%	0.14%	3.20%
Cost of interest-bearing liabilities	2.48	0.20	2.28	2.09	0.30	1.79
Return on average assets (annualized)	0.31	(0.01)	0.32	0.52	(0.04)	0.56
Return on average equity (annualized)	3.09	0.03	3.06	5.33	0.05	5.28
Net interest margin	1.32	(0.07)	1.39	1.56	(0.15)	1.71
Efficiency Ratio	72.32	(0.12)	72.44	60.86	(0.07)	60.93
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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2023 to the three months ended March 31, 2023. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	June 30, 2023 vs. March 31, 2023
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$682	$1,917	$2,599
MBS	(188)	2	(186)
Investment securities	—	—	—
FHLB stock	(432)	85	(347)
Cash and cash equivalents	(2,363)	1,395	(968)
Total interest-earning assets	(2,301)	3,399	1,098

Interest-bearing liabilities:
Checking	(14)	44	30
Savings	(3)	45	42
Money market	(281)	3,392	3,111
Certificates of deposit	1,163	3,959	5,122
Borrowings	(4,558)	4,560	2
Total interest-bearing liabilities	(3,693)	12,000	8,307

Net change in net interest income	$1,392	$(8,601)	$(7,209)

Comparison of Operating Results for the Nine Months Ended June 30, 2023 and 2022

The Company recognized net income of $38.7 million, or $0.29 per share, for the current year period compared to net income of $65.0 million, or $0.48 per share, for the prior year period. The decrease in net income was due primarily to lower net interest income, along with recording a provision for credit losses of $5.9 million for the current year period compared to a release of provision of $5.7 million for the prior year period, partially offset by lower income tax expense. The net interest margin decreased 32 basis points, from 1.82% for the prior year period to 1.50% for the current year period. Excluding the effects of the leverage strategy, the net interest margin decreased 38 basis points, from 2.04% for the prior year period to 1.66% for the current year period. The decrease in the net interest margin excluding the effects of the leverage strategy was due mainly to an increase in the cost of borrowings and deposits, which exceeded the increase in loan yields.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$206,056	$168,086	$37,970	22.6%
Cash and cash equivalents	37,657	4,931	32,726	663.7
MBS	14,121	14,494	(373)	(2.6)
FHLB stock	11,025	6,166	4,859	78.8
Investment securities	2,671	2,423	248	10.2
Total interest and dividend income	$271,530	$196,100	$75,430	38.5

The increase in interest income on loans receivable was due to an increase in the average balance and weighted average yield of the loan portfolio. The increase in the average balance was mainly in the correspondent one-to four-family and commercial real estate loan portfolios. The increase in the weighted average yield was due primarily to originations and purchases at higher market yields, as well as disbursements on commercial construction loans at rates higher than the overall portfolio rate and upward repricing of existing adjustable-rate loans due to higher market interest rates. The increase in interest income on cash and cash equivalents was due mainly to a higher yield on cash related to an increase in FRB interest rates. The increase in dividend income on FHLB stock was due mainly to a higher FHLB dividend rate compared to the prior year period, along with an increase in the average balance of FHLB stock due to an increase in FHLB borrowings.
Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Borrowings	$96,504	$27,961	$68,543	245.1%
Deposits	52,489	25,443	27,046	106.3
Total interest expense	$148,993	$53,404	$95,589	179.0

The increase in interest expense on borrowings was due primarily to an increase in the average balance and weighted average rate on borrowings not associated with the leverage strategy, along with an increase in the weighted average rate on the borrowings associated with the leverage strategy compared to the prior year period. Interest expense on borrowings not associated with the leverage strategy increased due to new borrowings added between periods, at market interest rates higher than the overall portfolio rate, to fund operational needs. Interest expense on borrowings associated with the leverage strategy increased $31.6 million compared to the prior year period. The increase in interest expense on deposits was due to an increase in the weighted average rate paid on the deposit portfolio, primarily certificates of deposit and money market accounts, partially offset by a decrease in the average balance of these portfolios.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current year period of $5.9 million, compared to a release of provision of $5.7 million during the prior year period. The provision for credit losses in the current year period was comprised of a $6.1 million increase in the ACL for loans and a $179 thousand decrease in reserves for off-balance sheet credit exposures. The provision for credit losses associated with the ACL was due primarily to worsening economic forecast conditions, along with a reduction in the projected prepayment speeds used in the model for all loan categories.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$9,987	$10,331	$(344)	(3.3)%
Insurance commissions	2,560	2,042	518	25.4
Other non-interest income	3,702	4,664	(962)	(20.6)
Total non-interest income	$16,249	$17,037	$(788)	(4.6)

The increase in insurance commissions was due primarily to annual contingent insurance commissions received being higher than anticipated and the related accrual adjustments, along with overall commissions being higher in the current year due mainly to growth and strong retention on personal policies and continued success growing our commercial policies. The decrease in other non-interest income was due mainly to the prior year period including gains on a loan-related financial derivative agreement, with no such gains in the current year period, along with a decrease in income on BOLI compared to the prior year period due to a reduction in the yield and death benefits received between the two periods.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$39,687	$42,332	$(2,645)	(6.2)%
Information technology and related expense	16,977	13,268	3,709	28.0
Occupancy, net	10,598	10,593	5	—
Regulatory and outside services	4,274	4,212	62	1.5
Advertising and promotional	3,613	3,626	(13)	(0.4)
Federal insurance premium	3,289	2,200	1,089	49.5
Deposit and loan transaction costs	1,916	2,050	(134)	(6.5)
Office supplies and related expense	1,810	1,464	346	23.6
Other non-interest expense	3,576	3,299	277	8.4
Total non-interest expense	$85,740	$83,044	$2,696	3.2

The decrease in salaries and employee benefits was attributable mainly to a decrease in incentive compensation, along with a reduction in loan commissions due to a reduction in loan origination activity, and an increase in capitalized payroll costs related to the digital transformation project. The increase in information technology and related expenses was due mainly to third-party project management expenses associated with the digital transformation project, along with higher software licensing expenses due to agreement renewals at higher costs. The increase in federal insurance premium expense was due mainly to an increase in the Federal Deposit Insurance Corporation ("FDIC") assessment rate. The increase in office supplies and related expense was due primarily to the write-off of the Bank's remaining inventory of unissued non-contactless debit cards, which have now become obsolete, as well as to an increase in supplies and postage expense. The increase in other non-interest expense was due mainly to expenses associated with the collateral received on the Bank's interest rate swap agreements.

The Company's efficiency ratio was 61.78% for the current year period compared to 51.99% for the prior year period. The change in the efficiency ratio was due primarily to lower net interest income in the current year period.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$47,171	$82,379	$(35,208)	(42.7)%
Income tax expense	8,440	17,418	(8,978)	(51.5)
Net income	$38,731	$64,961	$(26,230)	(40.4)

Effective Tax Rate	17.9%	21.1%

The decrease in income tax expense was due primarily to lower pretax income in the current year period and partially to a decrease in the effective tax rate. The decrease in the effective tax rate was due primarily to lower projected pretax income in the current year, as the Company's permanent differences, which generally reduce our tax rate, have a larger impact on the overall effective rate.

Fiscal Year 2023 Outlook
The rapid increase in short-term rates led by the Federal Reserve and the resulting inverted yield curve has caused decreases in the Bank's net interest margin. There has been a runoff in deposit balances, so management increased certificate of deposit and money market account rates prior to June 30, 2023 to help mitigate the outflow. Higher mortgage loan rates have made the purchase of homes less affordable, which lowers the likelihood of existing one- to four-family loans at lower rates being paid off as a result of housing turnover. These dynamics have caused our balance sheet to change faster than what would typically occur in more stable rate environments. Net interest margin compression is anticipated to continue, and the margin is expected to compress more in the near term, possibly up to 10 basis points during the September 30, 2023 quarter. The continued net interest margin compression is due to the Federal Reserve continuing to increase short-term interest rates, which is impacting the shape of the yield curve, the pace at which liabilities are repricing compared to assets, and deposit funds moving from lower costing deposit accounts to certificates of deposit. Loan growth is occurring at market interest rates that are higher than the overall loan portfolio rate; however, the pace at which the interest rate increases are occurring for liabilities is more than offsetting the benefit of the higher loan rates. As with managing the size of the balance sheet discussed above, management continues to evaluate funding options and plans to continue using shorter term advances, as necessary, with the anticipation that when rates begin to decrease, those borrowings can be repaid or repriced to lower cost alternatives.

Management implemented a digital transformation for the Bank in early August 2023. The digital transformation is expected to better position the Bank for the future and allow for the introduction of new products and services to enhance customer experiences. Management anticipates information technology and related expenses will be approximately $5 million higher in fiscal year 2023 compared to fiscal year 2022 due to the digital transformation. In addition, it is expected there will be approximately $1 million more of information technology and related expenses in fiscal year 2023 related to projects outside of the digital transformation and due to general cost increases. Overall, it is anticipated that information technology and related expenses will be approximately $6 million higher in fiscal year 2023 compared to fiscal year 2022, or approximately $24 million for the year. In fiscal year 2024, information technology and related expense is expected to decrease approximately $3 million from fiscal year 2023 levels due primarily to a reduction in professional service costs. Previously, management expected salaries and employee benefits to be approximately $1 million lower in fiscal year 2023 compared to fiscal year 2022 and now salaries and employee benefits are expected to be approximately $3 million lower in fiscal year 2023. This is due to several factors such as open positions remaining unfilled, reduced incentive compensation expectations, and a lower merit increase than was projected at September 30, 2022. Federal insurance premium expense is anticipated to be approximately $1.3 million higher in fiscal year 2023 compared to fiscal year 2022, due to the increase in the assessment rate that began in January 2023. Management anticipates the effective tax rate for fiscal year 2023 will be approximately 18%. This is lower than the previously provided projection of 19%, due mainly to lower projected pretax income as the Company's permanent differences, which generally reduce our tax rate, have a larger impact on the overall effective rate.

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

	For the Nine Months Ended
	June 30, 2023			June 30, 2022
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$4,051,068	$101,249	3.33%	$3,973,184	$96,583	3.24%
Correspondent purchased	2,419,202	56,578	3.12	2,040,934	39,832	2.60
Bulk purchased	144,514	1,374	1.27	162,151	1,578	1.30
Total one- to four-family loans	6,614,784	159,201	3.21	6,176,269	137,993	2.98
Commercial loans	1,117,549	41,089	4.85	866,856	26,898	4.09
Consumer loans	102,600	5,766	7.51	91,979	3,195	4.64
Total loans receivable(1)	7,834,933	206,056	3.50	7,135,104	168,086	3.14
MBS(2)	1,173,959	14,121	1.60	1,379,334	14,494	1.40
Investment securities(2)(3)	525,035	2,671	0.68	522,706	2,423	0.62
FHLB stock(4)	170,652	11,025	8.64	132,657	6,166	6.21
Cash and cash equivalents(5)	1,182,559	37,657	4.20	1,305,949	4,931	0.50
Total interest-earning assets	10,887,138	271,530	3.32	10,475,750	196,100	2.49
Other non-interest-earning assets	261,221			362,229
Total assets	$11,148,359			$10,837,979

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$982,372	1,056	0.14	$1,063,280	535	0.07
Savings	536,363	343	0.09	539,152	215	0.05
Money market	1,622,486	12,513	1.03	1,835,666	2,653	0.19
Retail certificates	2,193,096	34,567	2.11	2,236,551	21,230	1.27
Commercial certificates	38,970	608	2.09	123,398	584	0.63
Wholesale certificates	126,567	3,402	3.59	170,051	226	0.18
Total deposits	5,499,854	52,489	1.28	5,968,098	25,443	0.57
Borrowings(6)	3,829,154	96,504	3.35	2,918,291	27,961	1.27
Total interest-bearing liabilities	9,329,008	148,993	2.13	8,886,389	53,404	0.80
Non-interest-bearing deposits	569,239			571,685
Other non-interest-bearing liabilities	175,176			177,081
Stockholders' equity	1,074,936			1,202,824
Total liabilities and stockholders' equity	$11,148,359			$10,837,979

Net interest income(7)		$122,537			$142,696
Net interest-earning assets	$1,558,130			$1,589,361
Net interest margin(8)(9)			1.50			1.82
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.18x

Selected performance ratios:
Return on average assets (annualized)(9)			0.46%			0.80%
Return on average equity (annualized)(9)			4.80			7.20
Average equity to average assets			9.64			11.10
Operating expense ratio (annualized)(10)			1.03			1.02
Efficiency ratio(9)(11)			61.78			51.99
Pre-tax yield on leverage strategy(12)			0.13			0.23

(1)Balances are adjusted for unearned loan fees and deferred costs.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $1.1 million and $2.1 million for the nine months ended June 30, 2023 and June 30, 2022, respectively.
(4)Included in this line, for the nine months ended June 30, 2023 and June 30, 2022, respectively, is FHLB stock related to the leverage strategy with an average outstanding balance of $52.0 million and $58.2 million, and dividend income of $3.4 million and $2.7 million at a weighted average yield of 8.65% and 6.12% and FHLB stock not related to the leverage strategy with an average outstanding balance of $118.7 million and $74.5 million and dividend income of $7.7 million and $3.5 million at a weighted average yield of 8.63% and 6.29%, respectively.
(5)The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.10 billion and $1.23 billion during the nine months ended June 30, 2023 and June 30, 2022, respectively.
(6)Included in this line, for the nine months ended June 30, 2023 and June 30, 2022 respectively, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $1.16 billion and $1.30 billion, with interest paid of $36.5 million and $4.9 million, at a weighted average rate of 4.17% and 0.50%, and borrowings not related to the leverage strategy with an average outstanding balance of $2.67 billion and $1.62 billion and interest paid of $60.0 million and $23.0 million, at a weighted average rate of 2.99% and 1.89%. The FHLB advance amounts and rates included in this line item include the effect of interest rate swaps and are net of deferred prepayment penalties.
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

	For the Nine Months Ended
	June 30, 2023			June 30, 2022
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Yield on interest-earning assets	3.32%	0.13%	3.19%	2.49%	(0.25)%	2.74%
Cost of interest-bearing liabilities	2.13	0.29	1.84	0.80	(0.05)	0.85
Return on average assets (annualized)	0.46	(0.04)	0.50	0.80	(0.08)	0.88
Return on average equity (annualized)	4.80	0.11	4.69	7.20	0.20	7.00
Net interest margin	1.50	(0.16)	1.66	1.82	(0.22)	2.04
Efficiency Ratio	61.78	(0.42)	62.20	51.99	(0.65)	52.64
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

	For the Nine Months Ended
	June 30, 2023 vs. June 30, 2022
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$19,170	$18,800	$37,970
MBS	(2,316)	1,943	(373)
Investment securities	11	237	248
FHLB stock	2,057	2,802	4,859
Cash and cash equivalents	(509)	33,235	32,726
Total interest-earning assets	18,413	57,017	75,430

Interest-bearing liabilities:
Checking	(44)	564	520
Savings	(1)	129	128
Money market	(343)	10,203	9,860
Certificates of deposit	(1,587)	18,125	16,538
Borrowings	18,242	50,301	68,543
Total interest-bearing liabilities	16,267	79,322	95,589

Net change in net interest income	$2,146	$(22,305)	$(20,159)

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022
For the quarter ended June 30, 2023, the Company recognized net income of $8.3 million, or $0.06 per share, compared to net income of $21.2 million, or $0.16 per share for the quarter ended June 30, 2022. The decrease in net income was due primarily to a decrease in net interest income partially offset by lower income tax expense. The net interest margin decreased 47 basis points, from 1.79% for the prior year quarter to 1.32% for the current quarter. Excluding the effects of the leverage strategy, the net interest margin decreased 72 basis points, from 2.11% for the prior year quarter to 1.39% for the current quarter. The decrease in the net interest margin excluding the effects of the leverage strategy was due mainly to an increase in the cost of deposits and borrowings, which exceeded the increase in loan yields.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$71,918	$56,886	$15,032	26.4%
Cash and cash equivalents	10,009	3,968	6,041	152.2
MBS	4,562	5,048	(486)	(9.6)
FHLB stock	3,260	2,695	565	21.0
Investment securities	895	815	80	9.8
Total interest and dividend income	$90,644	$69,412	$21,232	30.6

The increase in interest income on loans receivable was due to an increase in the weighted average yield and the average balance of the loan portfolio. The increase in the weighted average yield was due primarily to originations and purchases at higher market yields, as well as disbursements on commercial construction loans at rates higher than the overall portfolio rate and upward repricing of existing adjustable-rate loans due to higher market interest rates. The increase in the average balance was primarily in the correspondent one-to four-family and commercial loan portfolios. The increase in interest income on cash and cash equivalents was due to a higher yield on cash related to an increase in FRB interest rates, partially offset by a lower average balance. The increase in dividend income on FHLB stock was due to a higher FHLB dividend rate compared to the prior year quarter.

Interest Expense
The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Borrowings	$31,449	$11,644	$19,805	170.1%
Deposits	24,445	7,787	16,658	213.9
Total interest expense	$55,894	$19,431	$36,463	187.7

The increase in interest expense on borrowings was due primarily to an increase in the weighted average rate and average balance on borrowings not associated with the leverage strategy, along with an increase in the weighted average rate on the borrowings associated with the leverage strategy compared to the prior year quarter. The increase in interest expense on deposits was due primarily to an increase in the weighted average rate paid on the deposit portfolio, mainly certificates of deposit and money market accounts.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $1.3 million, compared to a of provision of $937 thousand during the prior year quarter. See "Comparison of Operating Results for the Three Months Ended June 30, 2023 and March 31, 2023" above for additional discussion regarding the provision for credit losses during the current quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$3,404	$3,601	$(197)	(5.5)%
Insurance commissions	888	788	100	12.7
Other non-interest income	1,522	1,726	(204)	(11.8)
Total non-interest income	$5,814	$6,115	$(301)	(4.9)

The decrease in other non-interest income was due mainly to the prior year quarter including gains on a loan-related financial derivative agreement, with no such gains in the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,200	$14,581	$(1,381)	(9.5)%
Information technology and related expense	6,118	4,343	1,775	40.9
Occupancy, net	3,556	3,721	(165)	(4.4)
Regulatory and outside services	1,436	1,572	(136)	(8.7)
Advertising and promotional	1,447	1,068	379	35.5
Federal insurance premium	1,231	784	447	57.0
Deposit and loan transaction costs	615	664	(49)	(7.4)
Office supplies and related expense	546	494	52	10.5
Other non-interest expense	1,187	1,163	24	2.1
Total non-interest expense	$29,336	$28,390	$946	3.3

The decrease in salaries and employee benefits was attributable mainly to lower incentive compensation, along with lower loan commissions due to a reduction in loan origination activity in the current year. The increase in information technology and related expenses was due mainly to third-party project management expenses and other expenses associated with the digital transformation project, along with higher software licensing expenses due to agreement renewals at higher costs. The increase in advertising and promotional expense was due primarily to the timing of campaigns and sponsorships. The increase in federal insurance premium expense was due mainly to an increase in the FDIC assessment rate.

The Company's efficiency ratio was 72.32% for the current quarter compared to 50.61% for the prior year quarter. The change in the efficiency ratio was due primarily to lower net interest income in the current quarter.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and the effective tax rate.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$9,904	$26,769	$(16,865)	(63.0)%
Income tax expense	1,602	5,617	(4,015)	(71.5)
Net income	$8,302	$21,152	$(12,850)	(60.8)

Effective Tax Rate	16.2%	21.0%

The decrease in income tax expense was due primarily to lower pretax income in the current quarter, along with a decrease in the effective tax rate. The decrease in the effective tax rate was due primarily to lower projected pretax income, as the Company's permanent differences, which generally reduce our tax rate, have a larger impact on the overall effective rate.

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

	For the Three Months Ended
	June 30, 2023			June 30, 2022
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$4,052,906	$34,224	3.38%	$3,982,602	$32,168	3.23%
Correspondent purchased	2,491,016	19,937	3.20	2,060,947	14,027	2.72
Bulk purchased	141,985	527	1.49	154,663	464	1.20
Total one- to four-family loans	6,685,907	54,688	3.27	6,198,212	46,659	3.01
Commercial loans	1,180,906	15,172	5.08	890,455	9,104	4.05
Consumer loans	102,390	2,058	8.06	92,790	1,123	4.85
Total loans receivable(1)	7,969,203	71,918	3.60	7,181,457	56,886	3.16
MBS(2)	1,126,953	4,562	1.62	1,343,891	5,048	1.50
Investment securities(2)(3)	525,012	895	0.68	522,147	815	0.62
FHLB stock(4)	146,482	3,260	8.93	166,879	2,695	6.48
Cash and cash equivalents(5)	769,434	10,009	5.15	1,930,539	3,968	0.81
Total interest-earning assets	10,537,084	90,644	3.43	11,144,913	69,412	2.49
Other non-interest-earning assets	271,898			293,882
Total assets	$10,808,982			$11,438,795

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$949,909	398	0.17	$1,068,329	180	0.07
Savings	521,831	143	0.11	556,553	74	0.05
Money market	1,485,672	6,295	1.70	1,861,302	952	0.21
Retail certificates	2,339,477	15,685	2.69	2,169,262	6,383	1.18
Commercial certificates	44,083	307	2.80	84,231	129	0.61
Wholesale certificates	155,157	1,617	4.18	113,101	69	0.24
Total deposits	5,496,129	24,445	1.78	5,852,778	7,787	0.53
Borrowings(6)	3,520,594	31,449	3.57	3,687,592	11,644	1.26
Total interest-bearing liabilities	9,016,723	55,894	2.48	9,540,370	19,431	0.81
Non-interest-bearing deposits	556,682			586,876
Other non-interest-bearing liabilities	161,360			147,938
Stockholders' equity	1,074,217			1,163,611
Total liabilities and stockholders' equity	$10,808,982			$11,438,795

Net interest income(7)		$34,750			$49,981
Net interest-earning assets	$1,520,361			$1,604,543
Net interest margin(8)(9)			1.32			1.79
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.17x

Selected performance ratios:
Return on average assets (annualized)(9)			0.31%			0.74%
Return on average equity (annualized)(9)			3.09			7.27
Average equity to average assets			9.94			10.17
Operating expense ratio (annualized)(10)			1.09			0.99
Efficiency ratio(9)(11)			72.32			50.61
Pre-tax yield on leverage strategy(12)			0.07			0.31

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $1.0 million and $326 thousand for the three months ended June 30, 2023 and June 30, 2022, respectively.
(4)Included in this line, for the three months ended June 30, 2023 and June 30, 2022, respectively, is FHLB stock related to the leverage strategy with an average outstanding balance of $27.2 million and $89.4 million, respectively, and dividend income of $610 thousand and $1.4 million, respectively, at a weighted average yield of 9.00% and 6.48%, respectively, and FHLB stock not related to the leverage strategy with an average outstanding balance of $119.3 million and $77.5 million, respectively, and dividend income of $2.7 million and $1.3 million, respectively, at a weighted average yield of 8.91% and 6.48%, respectively.
(5)The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $577.2 million and $1.89 billion during the three months ended June 30, 2023 and June 30, 2022, respectively.
(6)Included in this line, for the three months ended June 30, 2023 and June 30, 2022, respectively, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $604.4 million and $1.99 billion, respectively, and interest paid of $7.9 million and $3.7 million, respectively, at a weighted average rate of 5.20% and 0.73%, respectively, and borrowings not related to the leverage strategy with an average outstanding balance of $2.92 billion and $1.70 billion, respectively, and interest paid of $23.5 million and $8.0 million, respectively, at a weighted average rate of 3.23% and 1.87%, respectively. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
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

	For the Three Months Ended
	June 30, 2023			June 30, 2022
	Actual	Leverage	Adjusted	Actual	Leverage	Adjusted
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Yield on interest-earning assets	3.43%	0.11%	3.32%	2.49%	(0.30)%	2.79%
Cost of interest-bearing liabilities	2.48	0.20	2.28	0.81	(0.03)	0.84
Return on average assets (annualized)	0.31	(0.01)	0.32	0.74	(0.10)	0.84
Return on average equity (annualized)	3.09	0.03	3.06	7.27	0.42	6.85
Net interest margin	1.32	(0.07)	1.39	1.79	(0.32)	2.11
Efficiency Ratio	72.32	(0.12)	72.44	50.61	(1.31)	51.92
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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2023 to the three months ended June 30, 2022. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended June 30,
	2023 vs. 2022
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$7,321	$7,711	$15,032
MBS	(858)	372	(486)
Investment securities	5	75	80
FHLB stock	(360)	925	565
Cash and cash equivalents	(3,676)	9,717	6,041
Total interest-earning assets	2,432	18,800	21,232

Interest-bearing liabilities:
Checking	(22)	240	218
Savings	(5)	73	68
Money market	(230)	5,573	5,343
Certificates of deposit	512	10,517	11,029
Borrowings	3,123	16,682	19,805
Total interest-bearing liabilities	3,378	33,085	36,463

Net change in net interest income	$(946)	$(14,285)	$(15,231)

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash to fund ongoing operations, to repay maturing certificates of deposit and other deposit withdrawals, to repay maturing borrowings, and to fund loan commitments. Liquidity management is both a daily and long-term function of our business management. The Company's most available liquid assets are represented by cash and cash equivalents and AFS securities. The Bank's primary sources of funds are deposits, FHLB borrowings, repayments and maturities of outstanding loans and MBS and other short-term investments, and funds provided by operations. The Bank's long-term borrowings primarily have been used to manage long-term liquidity needs and the Bank's interest rate risk with the intention to improve the earnings of the Bank while maintaining capital ratios that meet or exceed the regulatory standards for well-capitalized financial institutions. In addition, the Bank's focus on managing risk has provided additional liquidity capacity by maintaining a balance of MBS and investment securities available as collateral for borrowings.

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at FHLB, the FRB of Kansas City's discount window, and the newly established BTFP. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's FHLB borrowing limit was 50% of Bank Call Report total assets as of June 30, 2023, as approved by the president of FHLB. FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. When the leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the FHLB borrowings at the FRB of Kansas City, which can be used to meet any short-term liquidity needs. Additionally, FHLB borrowings may exceed 40% of Bank Call Report total assets as long as the Bank continues its leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the short-term FHLB borrowings in conjunction with the leverage strategy can be repaid at maturity, if necessary or desired. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral and certain other characteristics of those securities. At June 30, 2023, the fair value of securities pledged for the discount window was $149.8 million. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal, overnight borrowing, which was last completed during the first quarter of fiscal year 2023. There were no borrowings from the discount window during the current quarter. The amount that can be borrowed under the BTFP is based upon the par value of securities pledged as collateral, the term can be up to one year in length, and the borrowings can be prepaid without penalty. At June 30, 2023, the amount of securities pledged, at par, for the BTFP was $615.2 million. During the quarter ended June 30, 2023, the Bank repaid its borrowings on the FHLB line of credit and borrowed $500.0 million under the BTFP as the BTFP rate was more favorable than the rates offered on the FHLB line of credit or the rate on a one-year FHLB advance at that point in time.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At June 30, 2023, the Bank had total borrowings, at par, of $2.99 billion, or approximately 29% of total assets. The borrowings balance was composed of $2.49 billion of FHLB advances and $500.0 million related to the BTFP. Of this amount, $444.7 million of FHLB advances and all BTFP borrowings were scheduled to mature in the next 12 months. Management estimated that the Bank had $2.68 billion in additional liquidity available at June 30, 2023 based on the Bank's blanket collateral agreement with FHLB and unencumbered securities.

At June 30, 2023, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of June 30, 2023, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At June 30, 2023, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 3% of total deposits. The Bank had pledged securities with an estimated fair value of $204.7 million as collateral for public unit certificates of deposit at June 30, 2023. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At June 30, 2023, $1.27 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $117.1 million of public unit certificates of deposit and $26.9 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  Due to the nature of public unit certificates of deposit and commercial certificates of deposit, retention rates are not as predictable as for retail certificates of deposit.

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

Regulatory Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain the required minimum leverage ratio of 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies' PCA framework. As of June 30, 2023, the Bank's CBLR was 9.6% and the Company's CBLR was 10.7%, both of which exceeded the minimum requirements.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,378,847	$1,808,644	$1,428,040	$3,364,345	$7,979,876
Securities(2)	276,160	707,996	227,568	413,113	1,624,837
Other interest-earning assets	307,564	—	—	—	307,564
Total interest-earning assets	1,962,571	2,516,640	1,655,608	3,777,458	9,912,277

Interest-bearing liabilities:
Non-maturity deposits(3)	740,124	415,984	354,165	2,029,932	3,540,205
Certificates of deposit	1,277,007	946,931	415,844	168	2,639,950
Borrowings(4)	946,166	1,337,478	714,571	27,798	3,026,013
Total interest-bearing liabilities	2,963,297	2,700,393	1,484,580	2,057,898	9,206,168

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,000,726)	$(183,753)	$171,028	$1,719,560	$706,109

Cumulative excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,000,726)	$(1,184,479)	$(1,013,451)	$706,109

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
June 30, 2023	(9.7)%	(11.5)%	(9.9)%	6.9%
March 31, 2023	(8.0)
September 30, 2022	(11.9)

Cumulative one-year gap - interest rates +200 bps at:
June 30, 2023	(11.6)
March 31, 2023	(8.6)
September 30, 2022	(12.1)

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
(2)MBS reflect projected prepayments at amortized cost. All other securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of June 30, 2023, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $3.80 billion, for a cumulative one-year gap of (36.9)% of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $365.0 million of FHLB adjustable-rate advances tied to interest rate swaps. The repricing for these liabilities is projected to occur at the maturity date of each interest rate swap.

At June 30, 2023, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.00) billion, or (9.7)% of total assets, compared to $(803.5) million, or (8.0)% of total assets, at March 31, 2023. The change in the one-year gap amount was due primarily to an increase in the amount of liability cash flows coming due in one year at June 30, 2023 compared to March 31, 2023, partially offset by an increase in the amount of asset cash flows coming due for the same time period. This was due primarily to an increase in the amount of certificates of deposit and borrowings scheduled to mature within one year as of June 30, 2023 compared to March 31, 2023.

The amount of interest-bearing liabilities expected to reprice in a given period is not typically significantly impacted by changes in interest rates, because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of June 30, 2023, the Bank's one-year gap is projected to be $(1.19) billion, or (11.6)% of total assets. The change in the gap compared to when there is no change in rates is due to lower anticipated net cash flows primarily as a result of lower prepayments on mortgage-related assets in the higher rate environment. This compares to a one-year gap of $(862.4) million, or (8.6)% of total assets, if interest rates were to have increased 200 basis points as of March 31, 2023.

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

Change	Net Interest Income At
(in Basis Points)	June 30, 2023			September 30, 2022
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-200 bp	$117,810	$(11,008)	(8.55)%	$182,458	$(775)	(0.42)%
-100 bp	123,830	(4,988)	(3.87)	183,363	130	0.07
000 bp	128,818	—	—	183,233	—	—
+100 bp	133,093	4,275	3.32	182,737	(496)	(0.27)
+200 bp	137,043	8,225	6.39	182,081	(1,152)	(0.63)
+300 bp	140,998	12,180	9.46	181,394	(1,839)	(1.00)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was lower in the base case scenario at June 30, 2023 compared to September 30, 2022 due primarily to higher interest expense projections on the Bank's liabilities compared to the increase in the interest income projections on the Bank's assets. This was primarily driven by faster increases in the cost of liabilities during the first nine months of fiscal year 2023, compared to the increase in asset yields. The increase in the cost of liabilities was due mainly to an increase in the balance and rate of the certificate of deposit portfolio, an increase in the rates paid on money market accounts, and an increase in the balance of higher-costing borrowings since September 30, 2022. This was partially offset by higher projected income on loans receivable due to a higher balance and yield on the portfolio compared to September 30, 2022.

In the rising and declining interest rate scenarios, the variability of net interest income projections has become more significant due to the composition of the balance sheet and the elevated interest rate environment. At June 30, 2023, the Bank's balance of cash and cash equivalents was $329.4 million with an average yield of 4.82% compared to a balance of $49.2 million with an average yield of 1.75% at September 30, 2022. As a result, in each interest rate scenario, there was a greater impact on net interest income at June 30, 2023 compared to September 30, 2022 due to the higher cash balance. Additionally, due to compositional changes in the Bank's deposit portfolio between periods (increase in certificates of deposit and decrease in non-maturity deposits), the impact from instantaneous, parallel and permanent changes in the various interest rate scenarios was less pronounced. Generally, however, the increase in net interest income in the rising rate scenarios is due to the degree to which loan repayments that are projected to reprice upward is greater than the projected increase in deposit rates in the next 12 months. In the declining rate scenarios, loan repayments are repriced at rates that do not offset the higher cost of liabilities that are not expected to reprice in the next 12 months.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	June 30, 2023			September 30, 2022
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-200 bp	$1,244,834	$292,679	30.74%	$1,299,340	$404,353	45.18%
-100 bp	1,091,181	139,026	14.60	1,024,167	129,180	14.43
000 bp	952,155	—	—	894,987	—	—
+100 bp	810,744	(141,411)	(14.85)	759,165	(135,822)	(15.18)
+200 bp	669,838	(282,317)	(29.65)	625,864	(269,123)	(30.07)
+300 bp	533,599	(418,556)	(43.96)	500,730	(394,257)	(44.05)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at June 30, 2023 compared to September 30, 2022 was negative in all rising interest rate scenarios. The negative impact to the Bank's MVPE, as a percentage change, was slightly lower at June 30, 2023 compared to September 30, 2022 due primarily to higher MVPE at June 30, 2023. The higher MVPE was due, in part, to the increase in the balance of certificates of deposit and borrowings between periods, which resulted in less of an increase in the market value of those portfolios compared to September 30, 2022, coupled with an increase in the balance of the loan portfolio. As a result of long-term rates being relatively unchanged at each period end, the impact of interest rates on the market value of the loan portfolio was fairly muted; therefore, the impacts of the other factors resulted in an increase to our MVPE in the base case and led to lower sensitivity to changes in rates.

As interest rates increase, borrowers have less economic incentive to prepay or to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising interest rate scenarios, prepayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for the Bank's callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to the contractual maturity dates. The longer expected average lives of these assets increases the sensitivity of their market value to changes in interest rates.

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

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of June 30, 2023. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	$1,444,867	1.33%	4.2		14.7%
Loans receivable:
Fixed-rate one- to four-family	5,666,144	3.26	6.9	71.1%	57.4
Fixed-rate commercial	422,245	4.42	3.3	5.3	4.3
All other fixed-rate loans	81,175	4.14	7.5	1.0	0.8
Total fixed-rate loans	6,169,564	3.35	6.7	77.4	62.5
Adjustable-rate one- to four-family	907,929	3.58	4.0	11.4	9.2
Adjustable-rate commercial	801,814	5.69	7.7	10.0	8.1
All other adjustable-rate loans	95,433	8.08	3.0	1.2	1.0
Total adjustable-rate loans	1,805,176	4.76	5.6	22.6	18.3
Total loans receivable	7,974,740	3.67	6.4	100.0%	80.8
FHLB stock	116,012	8.97	2.3		1.2
Cash and cash equivalents	329,409	4.82	—		3.3
Total interest-earning assets	$9,865,028	3.43	5.8		100.0%

Non-maturity deposits	$2,885,126	1.05	6.6	52.2%	33.9%
Retail certificates of deposit	2,423,665	3.00	1.5	43.9	28.5
Commercial certificates of deposit	43,840	3.25	1.1	0.8	0.5
Public unit certificates of deposit	172,445	4.26	0.7	3.1	2.0
Total interest-bearing deposits	5,525,076	2.02	4.1	100.0%	64.9
Term borrowings	2,990,246	3.30	2.0		35.1
Total interest-bearing liabilities	$8,515,322	2.47	3.4		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of June 30, 2023. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2023, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
In the normal course of business, the Company and the Bank are involved as plaintiff or defendant in various legal actions. In our opinion, after consultation with legal counsel, we believe it unlikely that such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.

On November 2, 2022, the Bank was served a putative class action lawsuit, captioned Jennifer Harding, et al. vs. Capitol Federal Savings Bank (Case No. 2022-CV-00598), filed in the Third Judicial District Court, Shawnee County, Kansas against the Bank, alleging the Bank improperly charged overdraft fees on (1) debit card transactions that were authorized for payment on sufficient funds but later settled against a negative account balance (commonly known as "authorize positive purportedly settle negative" or "APPSN" transactions) and (2) merchant re-presentments of previously rejected payment requests. The complaint asserts a breach of contract claim (including breach of an implied covenant of good faith and fair dealing) for each practice and seeks restitution for alleged improper fees, alleged actual damages, costs and disbursements, and injunction relief. On April 5, 2023, the court granted the Bank's motion to dismiss the complaint, with prejudice. The plaintiff has appealed this decision.

Item 1A. Risk Factors
There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022; however, in light of recent developments with a third-party service provider, the Company is supplementing its risk factors in this Form 10-Q.

One of the Bank's third-party service providers reported experiencing a security breach that resulted in our customers' data being compromised.
During June 2023, a third-party service provider (the "Service Provider") to the Bank confirmed to the Bank that files with personally identifiable information related to Bank customers had been compromised during a security incident experienced by the Service Provider (the "Incident"). The Bank uses the Service Provider to process transactions. The Incident resulted from a zero-day vulnerability in a managed file sharing software called MOVEit. MOVEit is used by thousands of organizations around the world for securely transferring sensitive and confidential information and other data. The vulnerability was exploited in a large-scale, cyber campaign that impacted government agencies, universities, and corporations around the world.

As a result of the Incident, an unauthorized party was able to obtain access to certain Bank customers' data in the Service Provider's possession that contained social security numbers, account numbers, and other personally identifiable information. The Bank confirmed the Service Provider has fixed the vulnerability noted above and the Bank has implemented additional security procedures when sharing files with the Service Provider. When the Bank received notice of the Incident from the Service Provider, the Bank promptly enacted response protocols. The Service Provider has provided appropriate notifications to potentially affected customers. The Bank is working with the Service Provider to identify any others potentially impacted by the Incident. The Bank is not aware of any other third-party incidents related to the MOVEit vulnerability that has affected personally identifiable information associated with Bank customers.

We may incur certain expenses related to the Incident and the Bank remains subject to risks and uncertainties as a result of the Incident, including adverse effects on our business and reputation, litigation risk and additional regulatory scrutiny. We currently believe the Incident will not have a material adverse effect on the Company or the Bank's operations or financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See "Liquidity and Capital Resources - Limitations on Dividends and Other Capital Distributions" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our stock repurchase activity during the three months ended June 30, 2023 and additional information regarding our stock repurchase program. As of June 30, 2023, the Company had $22.5 million of common stock authorized under its existing stock repurchase plan. There is no expiration for this repurchase plan; however, the Federal Reserve Bank's existing approval for the Company to repurchase shares is through August 2023. Shares may be repurchased from time to time in the open-market or in privately negotiated transactions based upon market conditions and available liquidity.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
April 1, 2023 through
April 30, 2023	—	$—	—	$22,469,207
May 1, 2023 through
May 31, 2023	—	—	—	22,469,207
June 1, 2023 through
June 30, 2023	—	—	—	22,469,207
Total	—	—	—	22,469,207

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

101
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed with the Securities and Exchange Commission on August 9, 2023, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at June 30, 2023 and September 30, 2022, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2023 and 2022, (iv) Consolidated Statements of Stockholders' Equity for the three and nine months ended June 30, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2023 and 2022, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: August 9, 2023	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: August 9, 2023	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer