Form 10-K
period 2023-09-30
Capitol Federal Financial, Inc.
filed 2023-11-29
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
                                                                                 or
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
Large accelerated filer ☒            Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ Stock Market as of March 31, 2023, was $897.3 million.
As of November 22, 2023, there were issued and outstanding 135,243,275 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2023.

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
•the ability to attract and retain skilled employees;

•implementing business initiatives may be more difficult or expensive than anticipated;
•significant litigation;
•technological changes;
•our ability to maintain the security of our financial, accounting, technology, and other operating systems and facilities, including the ability to withstand cyberattacks;
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

The Company is significantly affected by prevailing economic conditions, including federal monetary and fiscal policies and federal regulation of financial institutions. Deposit balances are influenced by a number of factors, including interest rates paid on competing investment products, the level of personal income, and the personal rate of savings within our market areas. Lending activities are influenced by the demand for housing and business activity levels, our loan underwriting guidelines compared to those of our competitors, as well as the interest rate environment and interest rate pricing competition from other lending institutions.

Management Strategy

We seek to provide qualified borrowers the broadest possible access to home ownership through our mortgage lending programs and to offer a complete set of personal and commercial banking products and services to our customers.  We strive to enhance stockholder value while maintaining a strong capital position.  To achieve these goals, we focus on the following strategies:

•Lending. We are one of the leading originators of one- to four-family loans in the state of Kansas. We originate these loans primarily for our own portfolio, and we service the loans we originate. Historically, we have purchased one- to four-family loans from correspondent lenders but recently have reduced that activity for balance sheet management purposes. We offer several commercial lending options and participate in commercial loans with other lenders, both locally and outside our market areas. We offer both fixed- and adjustable-rate products with various terms to maturity and pricing options.  We maintain strong relationships with local real estate agents to attract loan business. We rely on our marketing efforts and customer service reputation to attract business from walk-in customers, customers that apply online, and existing customers. Our business development efforts help to bring new business relationships to the Bank.
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
•Cost Control. We generally are very effective at controlling our costs of operations. We centralize our loan servicing and deposit support functions for efficient processing.  We serve a broad range of customers through relatively few branch locations.  Our average deposit base per traditional branch at September 30, 2023 was approximately $123.0 million.  This large average deposit base per branch helps to control costs.  Our one- to four-family lending strategy and our effective management of credit risk allows us to service a large portfolio of loans at efficient levels because it costs less to service a portfolio of performing loans. We recognize it is more expensive to offer a full suite of commercial products and services, but we will continue our efforts to control those costs. The Bank continues to invest in its infrastructure, which can increase costs.
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
•Stockholder Value. We strive to provide stockholder value while maintaining a strong capital position.  We continue to generate returns to stockholders through dividend payments.  Total dividends declared and paid during fiscal year 2023 were $83.2 million. The Company's cash dividend payout policy is reviewed quarterly by management and the Board of Directors, and the ability to pay dividends under the policy depends upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level. For fiscal year 2024, it is the current intention of the Board of Directors to pay out the regular quarterly cash dividend of $0.085 per share.
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

Market Area and Competition

Our corporate office is located in Topeka, Kansas. We currently have a network of 51 branches (46 traditional branches and five in-store branches) located in nine counties throughout Kansas and three counties in Missouri. We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia, and Salina, Kansas and a portion of the metropolitan area of greater Kansas City.

The Bank ranked second in deposit market share, at 6.2%, in the state of Kansas as reported in the June 30, 2023 Federal Deposit Insurance Corporation ("FDIC") "Summary of Deposits - Market Share Report." Management considers our well-established banking network together with our reputation for financial strength and customer service to be major factors in our success at attracting and retaining customers in our market areas.

The Bank consistently has been one of the top one- to four-family lenders with regard to mortgage loan origination volume in the state of Kansas. This has been achieved through strong relationships with real estate agents and our other marketing efforts, which are based on our reputation and competitive pricing. Competition in originating one- to four-family loans primarily comes from other savings institutions, commercial banks, credit unions, mortgage brokers, and mortgage bankers.

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

General. The Bank, as a federally chartered savings bank, is subject to regulation and oversight by the OCC extending to all aspects of its operations. This regulation of the Bank is intended for the protection of depositors and other customers and not for the purpose of protecting the Company's stockholders. The investment and lending authority of the Bank is prescribed by federal laws and regulations and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations. The Bank and Company are required to maintain minimum levels of regulatory capital and the Bank is subject to limitations on making capital distributions to the Company.

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

Failure to meet this qualification is a statutory violation subject to enforcement action. As of September 30, 2023, the Bank met the qualification.

The Bank's relationship with its depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of mortgage requirements. In addition, the branching authority of the Bank is regulated by the OCC. The Bank is generally authorized to branch nationwide.

The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of related persons. The general limit is 15% of our unimpaired capital and surplus, plus an additional 10% for loans fully secured by readily marketable collateral. At September 30, 2023, the Bank's lending limit under this restriction was $139.8 million. The Bank has no loans or loan relationships in excess of its lending limit. Total loan commitments and loans outstanding to the Bank's largest borrowing relationship was $76.2 million at September 30, 2023, all of which was current according to its terms.

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

Regulatory Capital Requirements. The Bank and the Company are required to maintain specified levels of regulatory capital under regulations of the OCC and FRB, respectively. See "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 13. Regulatory Capital Requirements" for additional regulatory capital information. At September 30, 2023, the Bank was considered well capitalized under OCC regulations.

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

The OCC is authorized and, under certain circumstances, required to take certain actions against federal savings banks that are not adequately capitalized because they fail to meet the minimum requirements associated with their elected capital framework. Any such institution must submit a capital restoration plan for OCC approval and may be restricted in, among other things, increasing its assets, acquiring another institution, establishing a branch or engaging in any new activities, and may not make capital distributions. As of September 30, 2023, the Bank and the Company met all capital adequacy requirements to which they are subject.

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

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates. Under these rules, assessment rates for an institution with total assets of less than $10 billion are determined by weighted average capital adequacy, asset quality, management, earnings, liquidity, and sensitivity (CAMELS) composite ratings and certain financial ratios, and range from 1.5 to 30.0 basis points, subject to certain adjustments. Assessment rates for an institution with $10 billion or more in total assets are assigned an individual rate based on a scorecard that measures the institution's composite rating, ability to withstand asset-related and funding-related stress and the magnitude of potential losses to the FDIC in the event of failure. In October 2022, the FDIC adopted a final rule that increased the initial base deposit assessment rate schedule uniformly by two basis points, beginning with the first quarterly assessment period of 2023. While the Bank exceeded $10 billion in total assets at September 30, 2023, an institution is not considered a large institution under the FDIC assessment regulations until the institution exceeds $10 billion in total assets for four consecutive quarters. The Bank's total assets were in excess of $10 billion at March 31, 2023, June 30, 2023 and September 30, 2023, but total assets are anticipated to be below $10 billion at December 31, 2023. For the fiscal year ended September 30, 2023, the Bank paid $4.5 million in FDIC premiums. Assessment rates are applied to an institution's assessment base, which is its average consolidated total assets minus its average tangible equity during the assessment period.
The FDIC has authority to further increase insurance assessments in the future, and any significant increases would have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment.

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

On October 24, 2023, the federal banking agencies, including the OCC, issued a final rule designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the Coronavirus Disease 2019 ("COVID-19") pandemic, the FRB reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At September 30, 2023, the reserve requirement of zero percent was still in place.

The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At September 30, 2023, the Bank had no outstanding borrowings from the discount window.
In March 2023, the FRB created a Bank Term Funding Program ("BTFP") to make additional funding available to eligible depository institutions. The BTFP offers loans up to one year in length that can be prepaid without penalty. The amount that can be borrowed under the BTFP is based upon the par value of the securities pledged as collateral to the FRB. Advances can be requested under the BTFP until at least March 11, 2024. At September 30, 2023, the Bank had $500.0 million of BTFP borrowings. In October 2023, the Bank paid off the $500.0 million of BTFP borrowings.
Federal Home Loan Bank System. The Bank is a member of one of 11 regional Federal Home Loan Banks, each of which serves as a reserve, or central bank, for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. The Federal Home Loan Banks make loans, called advances, to members and provide access to a line of credit in accordance with policies and procedures established by the Board of Directors of FHLB, which are subject to the oversight of the Federal Housing Finance Agency. At September 30, 2023, the Bank had $2.38 billion of FHLB advances, at par. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 8. Deposits and Borrowed Funds" for additional information regarding FHLB advances.

As a member, the Bank is required to purchase and maintain capital stock in FHLB. The minimum required FHLB stock amount is generally 4.5% of the Bank's FHLB advances and outstanding balance against the FHLB line of credit, and 2% of the outstanding principal balance of loans sold into the Mortgage Partnership Finance Program. At September 30, 2023, the Bank had a balance of $110.7 million in FHLB stock, which was in compliance with the FHLB's stock requirement. In past years, the Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 1. Summary of Significant Accounting Policies" for additional information regarding FHLB stock.

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

Taxation

Federal Taxation. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations. The Company files a consolidated federal income tax return. The Company has not received notification from the IRS of any potential tax liability for any years still subject to audit. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on September 30 for filing its federal income tax return. Changes to the corporate federal income tax rate would result in changes to the Company's effective income tax rate and would require the Company to remeasure its deferred tax assets and liabilities based on the tax rate in the years in which those temporary differences are expected to be recovered or settled.

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

Employees and Human Capital Resources

At September 30, 2023, we had a total of 649 employees, including 57 part-time employees. The full-time equivalent of our total employees at September 30, 2023 was 632, a decrease from 707 at September 30, 2022. The decrease was largely attributable to the Bank's improved ability to provide a comprehensive digital experience as a result of its implementation of a new core processing system ("the digital transformation"). A large majority of our customers became comfortable carrying out daily transactions through the adoption of our technology efforts, resulting in decreased walk-in traffic and management's ability to more efficiently staff our branches. Our new staffing model includes officer-level decision makers at each of our locations, as well as narrowly focused efforts to hire and develop a more universal employee who can not only execute basic teller transactions, but also participate in consumer loan activity. The overall decrease in headcount was not achieved through layoffs, but rather management's decision to not backfill non-essential employees through natural attrition. We believe the new staffing model comprised of decision makers and well-rounded employees will add an elevated customer experience for those who still choose to bank with us in-person.

Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. Physical well-being is supported by the Company's health, dental, vision, life and various other insurances, and a wellness program that incentivizes employees to live a healthy and balanced lifestyle. Volunteer opportunities are provided and encouraged for all employees. Capitol Federal employees recorded over 3,628 hours in volunteer time for local organizations and charities during fiscal year 2023.

Our Company respects, values and encourages diversity in our employees and customers. We seek to recognize and develop the unique contributions each individual brings to our Company, and we are fully committed to maintaining a culture of diversity as a pillar of our values and our success. These efforts are supported by our Board of Directors. Since 1977, at least one woman has served as a director of the Bank and, since its inception in 1999, at least one woman has served on the Board of Directors of the Company. In addition, since 2012, at least one underrepresented minority has served as a director of the Company and the Bank. The Board of Directors annually reviews the Company's diversity recruitment efforts and employment statistics.

To assist in expanding diversity, the Company recruits employees through sources and organizations targeted at diverse communities. The Company also provides multiple opportunities for professional development and growth, including continuing education when applicable and specialty education within banking. Leadership development is supported through our Leadership Forum services, on a biannual basis, for mid-level leaders within the organization. Education for this program is currently provided by Banktastic. Annual employee educational requirements include targeted diversity, equity and inclusion training for all managers. All employees receive annual training on providing fair service, which is targeted at addressing implicit bias in providing customer service.

The Company actively participates in initiatives to promote diversity and inclusion, both internally and externally. Our employees, together with the Capitol Federal Foundation, contribute to programs that promote educational opportunities in all communities as well as housing in low-and-moderate income communities, including scholarships specifically for diverse candidates.

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
Our results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, securities, cash at the Federal Reserve Bank and dividends received on FHLB stock, and the interest paid on deposits and borrowings. Changes in interest rates could have an adverse impact on our results of operations and financial condition because the majority of our interest-earning assets are long-term, fixed-rate loans, while the majority of our interest-bearing liabilities are shorter term, and therefore subject to a greater degree of interest rate fluctuations. This type of risk is known as interest rate risk and is affected by prevailing economic and competitive conditions that are beyond the Company's control, including general economic conditions, inflationary trends and/or monetary policies of the FRB and fiscal policies of the United States federal government.

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

Changes in interest rates can also have an adverse effect on our financial condition as available-for-sale ("AFS") securities are reported at estimated fair value. Stockholders' equity, specifically accumulated other comprehensive income (loss) ("AOCI"), is increased or decreased by the amount of change in the estimated fair value of our AFS securities, net of deferred income taxes. Increases in interest rates generally decrease the fair value of AFS securities, which adversely impacts stockholders' equity. For additional information, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Securities Transaction," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Stockholders' Equity" and "Part II, Item 8. Financial Statements

and Supplementary Data – Notes to Consolidated Financial Statements – Note 15. Accumulated Other Comprehensive Income."

Changes in interest rates, as they relate to customers, can also have an adverse impact on our financial condition and results of operations. In times of rising interest rates, default risk may increase among borrowers with adjustable-rate loans as the rates on their loans adjust upward and their payments increase. Fluctuations in interest rates also affect customer demand for loan and deposit products. Competition from other financial institutions and/or brokerage firms could affect our ability to attract and retain deposits and could result in us paying more for deposits.

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
Our primary lending emphasis is the origination of one- to four-family first mortgage loans secured by residential properties. We have also purchased one- to four-family first mortgage loans, secured by properties that are typically outside our local market areas, from correspondent lenders. As we have grown our commercial real estate lending portfolio, we have continued to maintain relationships not only in our local markets but in geographically diverse markets. As a result, we are particularly exposed to downturns in regional housing and commercial real estate markets and, to a lesser extent, the U.S. housing and commercial real estate markets, along with changes in the levels of unemployment or underemployment. We monitor the current status and trends of local and national employment levels and trends and current conditions in the real estate and housing markets, as well as commercial real estate markets, in our local market areas and certain areas where we have correspondent loans and commercial real estate participation loans. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Adverse conditions in our local economies and in certain areas where we have correspondent loans and commercial real estate participation loans, such as inflation, unemployment, supply chain disruptions, recession, natural disasters or pandemics, or other factors beyond our control, could impact the ability of our borrowers to repay their loans. Any one or a combination of these events may have an adverse impact on borrowers' ability to repay their loans, which could result in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions.

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

Risks Related to Cybersecurity, Third Parties, and Technology.

The occurrence of any information system failure or interruption, breach of security or cyberattack, at the Company, at its third-party service providers or counterparties may have an adverse effect on our business, reputation, financial condition and results of operations.
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

Information security risks for financial institutions continue to increase in part because of evolving technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. Cyber criminals use a variety of tactics, such as ransomware, denial of service, and theft of sensitive business and customer information to extort payment or other concessions from victims. In some cases, these attacks have caused significant impacts on other businesses' access to data and ability to provide services. We are not able to anticipate or implement effective preventive measures against all incidents of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources, including attacks on third-party vendors and their applications and products used by the Bank.

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

Our business and operations depend on the secure processing, storage and transmission of confidential and other information in our information systems and those of our third-party service providers. Although we devote significant resources and management focus to ensuring the integrity of our information systems through information security measures, risk management practices, relationships with threat intelligence providers and business continuity planning, our facilities, computer systems, software and networks, and those of our third-party service providers, may be vulnerable to external or internal security breaches, acts of vandalism, unauthorized access, misuse, computer viruses or other malicious code and cyberattacks that could have a security impact. In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information or the confidential or other information of our customers, employees or others. While we regularly conduct security and risk assessments on our systems and those of our third-party service providers, there can be no assurance that their information security protocols are sufficient to withstand a cyberattack or other security breach. Across our industry, the cost of minimizing these risks and investigating incidents has continued to increase with the frequency and sophistication of these threats.

During June 2023, a third-party service provider (the "Service Provider") to the Bank advised the Bank that files with personally identifiable information related to Bank customers had been compromised during a security incident experienced by the Service Provider (the "Incident"). The Bank used the Service Provider to process transactions. The Incident resulted from a zero-day vulnerability in a managed file sharing software called MOVEit. MOVEit is used by thousands of organizations around the world for securely transferring sensitive and confidential information and other data. The vulnerability was exploited in a large-scale, cyber campaign that impacted government agencies, universities, and corporations around the world. As a result of the Incident, an unauthorized party was able to obtain access to certain Bank customers' data in the Service Provider's possession that contained social security numbers, account numbers, and other personally identifiable information. The Bank confirmed the Service Provider has fixed the vulnerability noted above and the Bank has implemented additional security procedures when sharing files with the Service Provider. When the Bank received notice of the Incident from the Service Provider, the Bank promptly enacted response protocols. The Service Provider has provided appropriate notifications to potentially affected customers. The Bank worked with the Service Provider to identify any others potentially impacted by the Incident. The Bank is not aware of any other third-party incidents related to the MOVEit vulnerability that has affected personally identifiable information associated with Bank customers.

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

Our customers are also targets of cyberattacks and identity theft. There continues to be instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. Large scale identity theft could result in customers' accounts being compromised and fraudulent activities being performed in their names. We have implemented certain safeguards against these types of activities, but they may not fully protect us from financial losses. The occurrence of a security breach involving our customers' information, regardless of its origin, could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny, and expose us to litigation and possible financial liability. Any of these events could have an adverse effect on our business, financial condition and results of operations.

Third-party vendors subject the Company to potential business, reputation and financial risks.
Third-party vendors are sources of operational and information security risk to the Company, including risks associated with operations errors, information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential customer information. The Company requires third-party vendors to maintain certain levels of information security; however, vendors may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, and/or other malicious attacks that could ultimately compromise sensitive information. We have developed procedures and processes for selecting and monitoring third-party vendors, but ultimately are dependent on these third-party vendors to secure their information. If these vendors encounter any of these types of issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have an adverse effect on our business, financial condition and results of operations.

The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which could have an adverse effect on our business and, in turn, our financial condition and results of operations. Additionally, replacing certain third-party vendors could also entail significant delay and expense.

We are heavily reliant on technology, and a failure to effectively implement technology initiatives or anticipate future technology needs or demands could adversely affect our business or performance.
Like most financial institutions, the Bank significantly depends on technology to deliver its products and services and to otherwise conduct business. To remain technologically competitive and operationally efficient, the Bank invests in system upgrades, new technological solutions, and other technology initiatives. Many of these solutions and initiatives have a significant duration, are tied to critical information systems, and require substantial resources. Although the Bank takes steps to mitigate the risks and uncertainties associated with these solutions and initiatives, there is no guarantee that they will be implemented on time, within budget, or without negative operational or customer impact. The Bank also may not succeed in anticipating its future technology needs, the technology demands of its customers, or the competitive landscape for technology. If the Bank were to falter in any of these areas, it could have an adverse effect on our business, financial condition and results of operations.

In August 2023, the Company implemented a new core processing system ("digital transformation"). While the digital transformation was completed successfully, the Company may face operational risks, such as disruptions in technology systems, which may impact customers. The Company will work to remediate any such disruptions, if they occur, but no assurance can be given that a potential adverse development will be quickly or completely remediated. If an adverse development arising from the digital transformation is not sufficiently remediated or is not remediated in a timely fashion, the Company's reputation could be significantly impacted, which could result in loss of customer business, subject the Company to regulatory scrutiny, or expose the Company to litigation, any of which could have a material impact on the Company's financial condition and results of operations.

Risks Related to Competition

Strong competition may limit growth and profitability.
While we are one of the largest mortgage loan originators in the state of Kansas, we compete in the same market areas as local, regional, and national banks, credit unions, mortgage brokerage firms, investment banking firms, investment brokerage firms, mortgage bankers, and savings institutions. We also compete with online investment and mortgage brokerages and online banks that are not confined to any specific market area.  Many of these competitors operate on a national or regional level, are a conglomerate of various financial services providers housed under one corporation, or otherwise have substantially greater financial or technological resources than the Bank. We compete primarily on the basis of the interest rates offered to depositors, the terms of loans offered to borrowers, and the benefits afforded to customers as a local institution and portfolio lender. Should we face competitive pressure to increase deposit rates or decrease loan rates, our net interest income could be adversely affected. Additionally, our competitors may offer products and services that we do not or cannot provide, as certain deposit and loan products fall outside of our accepted level of risk.  Our profitability depends upon our ability to compete in our local market areas.

Risks Related to Regulation

We operate in a highly regulated environment which limits the manner and scope of our business activities, and we may be adversely affected by new and/or changes in laws and regulations or interpretation of existing laws and regulations.
We are subject to extensive regulation, supervision, and examination by the OCC, the FRB, and the FDIC. These regulatory authorities exercise broad discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank's operations, reclassify assets, determine the adequacy of a bank's ACL, and determine the level of deposit insurance premiums assessed. The CFPB has broad powers to supervise and enforce consumer protection laws, including a wide range of consumer protection laws that apply to all banks and savings institutions, like the authority to prohibit unfair, deceptive or abusive acts and practices. The CFPB also has examination and enforcement authority over all banks with regulatory assets exceeding $10 billion at four consecutive quarter-ends. The Bank exceeded $10 billion in regulatory assets at March 31, 2023, June 30, 2023 and September 30, 2023. The Bank intends to be below $10 billion in regulatory assets at December 31, 2023 so it will not exceed $10 billion in regulatory assets at four consecutive quarter-ends. There are increased direct costs, additional regulatory burdens with indirect costs, and lost revenue, mainly related to interchange fees, associated with the Bank being over $10 billion in regulatory assets at certain points in time and for four consecutive quarter-ends. As long as the Bank does not exceed $10 billion in regulatory assets for four consecutive quarter ends, it will continue to be examined for compliance with consumer protection laws and the regulations of the CFPB by the Bank's primary bank regulator, the OCC. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations and gives state attorneys general the ability to enforce federal consumer protection laws.

Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, interpretation or application, could have an adverse impact on our operations. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations and have issued formal enforcement orders requiring capital ratios in excess of regulatory requirements and/or assessing monetary penalties. Bank regulatory agencies, such as the OCC, the FRB and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors' funds, the DIF and the safety and soundness of the banking system as a whole, and not for the protection or benefit of investors. The CFPB enforces consumer protection laws and regulations for the benefit of the consumer and not the protection or benefit of investors. In addition, new laws and regulations, including those related to environmental, social, and governance initiatives, may continue to increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and securities, the products we offer, the fees we can charge and our ongoing operations, costs, and profitability.

The Company is also directly subject to the requirements of entities that set and interpret accounting standards such as the Financial Accounting Standards Board, and indirectly subject to the actions and interpretations of the Public Company Accounting Oversight Board, which establishes auditing and related professional practice standards for registered public accounting firms and inspects registered firms to assess their compliance with certain laws, rules, and professional standards in public company audits. These regulations, along with existing tax, accounting, securities, and monetary laws, regulations, rules, standards, policies and interpretations, control the methods by which financial institutions and their holding companies conduct business, engage in strategic and tax planning, implement strategic initiatives, and govern financial reporting.

The Company's failure to comply with laws, regulations or policies could result in civil or criminal sanctions and money penalties by state and federal agencies, and/or reputational damage, which could have an adverse effect on the Company's business, financial condition and results of operations. See "Part I, Item 1. Business - Regulation and Supervision" for more information about the regulations to which the Company is subject.

Other Risks

The Company's ability to pay dividends is subject to the ability of the Bank to make capital distributions to the Company.
The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to generate earnings and to, therefore, make capital distributions to the Company, and on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends. Under certain circumstances, capital distributions from the Bank to the Company may be subject to regulatory approvals. See "Item 1. Business – Regulation and Supervision" for additional information.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At September 30, 2023, we had 46 traditional branch offices and five in-store branch offices. The Bank owns the office building and related land in which its home office and executive offices are located, and 35 of its other branch offices. The remaining 15 branches are either leased or partially owned.

For additional information regarding our lease obligations, see "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5. Premises, Equipment and Leases."

Management believes that our number of current facilities meet the present and immediately foreseeable needs of our customers. Management will continue to evaluate the performance of these locations through a number of metrics, including but not limited to, customer traffic, and determine on at least an annual basis whether or not we are branched in a way that most effectively serves our existing and prospective customer bases.

Item 3. Legal Proceedings
In the normal course of business, the Company and the Bank are involved as parties to various legal actions. In our opinion, after consultation with legal counsel, we believe it is unlikely that any such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.

On November 2, 2022, the Bank was served a putative class action lawsuit, captioned Jennifer Harding, et al. vs. Capitol Federal Savings Bank (Case No. 2022-CV-00598), filed in the Third Judicial District Court, Shawnee County, Kansas against the Bank, alleging the Bank improperly charged overdraft fees on (1) debit card transactions that were authorized for payment on sufficient funds but later settled against a negative account balance (commonly known as "authorize positive purportedly settle negative" or "APPSN" transactions) and (2) merchant re-presentments of previously rejected payment requests. The complaint asserts a breach of contract claim (including breach of an implied covenant of good faith and fair dealing) for each practice and seeks restitution for alleged improper fees, alleged actual damages, costs and disbursements, and injunction relief. On April 5, 2023, the court granted the Bank's motion to dismiss the complaint, with prejudice. The plaintiffs have appealed this decision.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing
Capitol Federal Financial, Inc. common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol "CFFN". At November 22, 2023, there were approximately 7,495 holders of record of Capitol Federal Financial, Inc. common stock.

Share Repurchases
The following table summarizes our share repurchase activity during the three months ended September 30, 2023 and additional information regarding our share repurchase program. As of September 30, 2023, the Company had $21.2 million of common stock that could be repurchased under its existing stock repurchase plan. This plan has no expiration date; however, the Federal Reserve Bank's approval for the Company to repurchase shares extends through August 2024. Shares may be repurchased from time to time in the open market or in privately negotiated transactions based upon market conditions and available liquidity. From December 2010 through September 30, 2023, $417.0 million worth of common stock was repurchased.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
July 1, 2023 through
July 31, 2023	—	$—	—	$22,469,207
August 1, 2023 through
August 31, 2023	—	—	—	22,469,207
September 1, 2023 through
September 30, 2023	250,594	4.97	250,594	21,222,929
Total	250,594	4.97	250,594	21,222,929

Stockholders and General Inquiries
Copies of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 are available to stockholders at no charge in the Investor Relations section of our website, www.capfed.com.

Stockholder Return Performance Presentation
The information presented below assumes $100 invested on September 30, 2018 in the Company's common stock and in each of the indices, and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

Total Return Performance
Index Value
200
175
150
125
100
75
50
25
09/30/18
09/30/19
09/30/20
09/30/21
09/30/22
09/30/23
Capitol Federal Financial, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks Index

	Period Ending
Index	9/30/2018	9/30/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023
Capitol Federal Financial, Inc.	100.00	116.58	82.57	109.88	85.20	53.25
NASDAQ Composite Index	100.00	100.52	141.70	184.58	136.12	171.65
S&P U.S. BMI Banks Index	100.00	100.32	73.65	134.01	102.95	99.73
Source: S&P Global Market Intelligence

Restrictions on the Payment of Dividends
The Company's ability to pay dividends is dependent, in part, upon its ability to obtain capital distributions from the Bank. The dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level.

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

Strategic Securities Transaction
In October 2023, the Company initiated a strategic securities transaction ("securities strategy") by selling $1.30 billion of securities, representing 94% of its securities portfolio. Since the Company did not have the intent to hold the $1.30 billion of securities to maturity at September 30, 2023, the Company recognized an impairment loss on those securities, $192.6 million of which is reflected in our financial statements for the fiscal year ended September 30, 2023 and $13.3 million of which will be recorded in the first quarter of fiscal year 2024. The securities strategy is designed to allow the Company to improve its earnings stream, beginning in fiscal year 2024, and to provide liquidity to deleverage the balance sheet, which should enable the Company to reduce the size of its balance sheet to under $10 billion in total assets by December 31, 2023, while keeping the Bank and Company well capitalized and with tangible common equity for the Company of more than 10.0%. The securities strategy, on a static basis, is expected to increase our earnings per share by approximately $0.30 and our net interest margin by approximately 60 basis points in fiscal year 2024 subsequent to the sales of securities through securities reinvestment and debt repayment. The $13.3 million loss discussed above, which was attributable to the change in valuation after September 30, 2023, is expected to reduce our earnings for the first quarter of fiscal year 2024 and for fiscal year 2024 by $0.08 per share.

The proceeds from the sale of the securities in October 2023 were used to purchase $632.0 million of securities, yielding 5.75%, and pay down $500.0 million of borrowings with a cost of 4.70%. The Company plans to hold the remaining cash at the FRB earning the interest on reserve balances rate, until such time it can be used to fund commercial loan commitments or other Bank operations. The Company expects these actions will help reduce total assets to approximately $9.70 billion by December 31, 2023. The weighted average yield on the securities sold was 1.22% and the average duration was 3.6 years. The Company expects the earn-back period to be 3.9 years, aligning closely with the average duration of the securities sold. Following the execution of the securities strategy, the Company maintains exceptional asset quality along with strong liquidity measures, including an unused $2.11 billion line of credit with the FHLB, enabling the Company to meet current and expected future commitments.

The Company's balance sheet is primarily composed of one- to four-family loans, most of which were refinanced in fiscal years 2020, 2021 and 2022 at then-current market interest rates. Securities were purchased during the same time period, also at low market interest rates, as a result of significant cash inflows from pandemic-related governmental stimulus support. Beginning in March 2022, the Federal Reserve started to raise interest rates at a record pace which resulted in the Bank increasing rates on deposit products to retain funds. Some of the Bank's borrowings also repriced to higher market interest rates during the same time period. Due to the composition of our loan and securities portfolios, our assets were not able to reprice as quickly as our liabilities, resulting in net interest margin compression. The securities strategy addresses the Company's recent decline in earnings associated with net interest margin compression driven by these factors by recognizing a net loss in fiscal year 2023. Because the securities sold in the securities strategy were held on our balance sheet as AFS, the net loss in fiscal year 2023 had minimal impact to the Company's tangible book value per share ("TBVPS"), as most of this loss was already included in the calculation of our TBVPS.

Executive Summary
The following summary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section in its entirety.

The Company recognized net loss of $101.7 million, or $(0.76) per share, for fiscal year 2023 compared to net income of $84.5 million, or $0.62 per share, for fiscal year 2022. The net loss for the current year resulted from the securities strategy, specifically, the $192.6 million impairment loss on the securities that management did not have the intent to hold at September 30, 2023. The securities were sold in October 2023. Excluding the effects of the securities strategy, earnings per share would have been $0.33 for the current year. The decrease in earnings per share, excluding the effects of the securities strategy, from the prior year was due primarily to lower net interest income, along with recording a provision for credit losses of $6.8 million for the current year compared to a release of provision of $4.6 million for the prior year. The net interest margin decreased 36 basis points, from 1.79% for the prior year to 1.43% for the current year. Excluding the effects of the leverage strategy described below, the net interest margin decreased 49 basis points, from 2.04% for the prior year to 1.55% for the current year. The decrease in the net interest margin excluding the effects of the leverage strategy was due mainly to an increase in the cost of borrowings and deposits, which exceeded the increase in loan yields.

At times, the Bank has utilized a leverage strategy to increase earnings which entails entering into short-term FHLB advances and depositing the proceeds from the borrowings, net of the required FHLB stock holdings, at the Federal Reserve Bank of Kansas City ("FRB of Kansas City"). The borrowings are repaid prior to each quarter end. The average balance of leverage strategy borrowings was $924.4 million for the year ended September 30, 2023. At times during the current year, the leverage strategy was not profitable and therefore was not utilized, resulting in a decrease in the average outstanding balance of leverage strategy borrowings compared to the prior year. Net income attributable to the leverage strategy was $997 thousand and $3.1 million for the years ended September 30, 2023 and 2022, respectively. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Management continues to monitor the net interest rate spread and overall profitability of the leverage strategy.

Total assets were $10.18 billion at September 30, 2023, an increase of $552.6 million from September 30, 2022. The increase was mainly composed of a $506.7 million increase in the loan portfolio, or 6.8% growth, and a $196.4 million increase in operating cash, partially offset by a $178.8 million decrease in securities. The growth in the loan portfolio was primarily funded with proceeds from borrowings.

Total liabilities were $9.13 billion at September 30, 2023, an increase of $605.0 million from September 30, 2022 due primarily to a $747.0 million increase in borrowings, partially offset by a $143.6 million decrease in deposits. The increase in borrowings was composed of $500.0 million in BTFP borrowings at a rate of 4.70% and the remaining amounts were FHLB advances. The decrease in deposits during the current year was mainly in non-maturity deposits which decreased $670.1 million, largely retail money market accounts, partially offset by a $460.4 million increase in retail certificates of deposit and a $53.6 million increase in public unit certificates of deposit. The decrease in non-maturity deposit balances was likely due to depositors moving funds to a higher rate certificate of deposit product offered by the Bank, higher yielding investment products outside the Bank, and/or withdrawing funds for customer spending. The majority of the growth in the retail certificate of deposit portfolio in the current year were in terms less than 17 months. Management continues to competitively price certain short-term retail certificate of deposit products to encourage customers to move to shorter-term options. If rates were to decrease in the near future, the Bank would be able to more quickly reprice those balances to lower market rates at maturity.

Stockholder's equity was $1.04 billion at September 30, 2023, a decrease of $52.4 million from September 30, 2022. The decrease was due primarily to the payment of cash dividends during the current year.

The Bank's asset quality remained strong, reflected in low loan delinquency and charge-off ratios. At September 30, 2023, loans 30 to 89 days delinquent were 0.21% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.11% of total loans receivable, net. The ratio of net charge-offs (recoveries) ("NCOs") during the current year to average loans outstanding during the current year was 0.00%.

At September 30, 2023, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.19) billion, or (11.7)% of total assets, meaning the amount of interest-bearing liabilities exceeded the amount of interest-earning assets maturing or repricing during the same period. See additional discussion in "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

In August 2023, management successfully implemented a new core processing and digital banking systems to enhance customer experiences and better position the Bank for the future. The new platform will allow us to introduce new products and services quickly, drive better efficiencies, and provide a more personalized experience for our customers.

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

One of the most significant judgments used in projecting loss rates when estimating the ACL and reserves for off-balance sheet credit exposures is the macroeconomic forecast provided by a third party. The economic indices sourced from the macroeconomic forecast and used in projecting loss rates are the national unemployment rate, changes in commercial real estate prices, changes in home values, and changes in the United States gross domestic product. The economic index used in the calculation to which the calculation is most sensitive is the national unemployment rate. Each reporting period, several macroeconomic forecast scenarios are considered by management. Management selects the macroeconomic forecast(s) that is/are most reflective of expectations at that point in time. Changes in the macroeconomic forecast, especially for the national unemployment rate, could significantly impact the calculated estimated credit losses between reporting periods.

Other key assumptions in the calculation of the ACL and reserve for off-balance sheet credit exposures estimates include the forecast and reversion to mean time periods and prepayment and curtailment assumptions. The calculation is less sensitive to these assumptions than the macroeconomic forecasts. The macroeconomic forecast is applied for a reasonable and supportable time period before reverting to long-term historical averages for each economic index. The forecast and reversion to mean time period used for each economic index at September 30, 2023 was four quarters. Prepayment and curtailment assumptions are generally based on the Company's historical experience and are adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary based on loan product type.

The ACL and reserve for off-balance sheet credit exposures may be materially affected by qualitative factors, especially during periods of economic uncertainty, for items not reflected in the economic forecast and/or discounted cash flow model, but which are deemed appropriate by management's current assessment of the risks related to the loan portfolio and/or external factors. Such qualitative factors may include changes in the Bank's loan portfolio composition and credit concentrations, changes in the balances and/or trends in asset quality and/or loan credit performance, changes in lending underwriting standards, the effect of other external factors such as significant unique events or conditions, and actual and/or expected changes in economic conditions, real estate values, and/or other economic developments. The qualitative factors applied by management at September 30, 2023 were (1) economic uncertainty that may not be adequately captured in the third-party economic forecast scenarios and (2) other management considerations related to commercial loans to account for credit risks not fully reflected in the discounted cash flow model. The qualitative factors applied at September 30, 2023, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management's assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Loans Receivable and Allowance for Credit Losses - Allowance for Credit Losses" for additional information regarding the qualitative factors applied at September 30, 2023.

The ACL and the reserve for off-balance sheet credit exposures were $23.8 million and $4.1 million, respectively at September 30, 2023, compared to $16.4 million and $4.8 million, respectively, at September 30, 2022. The $7.4 million increase in the ACL was due primarily to the outlook for worsening economic forecast conditions in the current year compared to the prior year, along with a reduction in the projected prepayment speeds used in the model for all loan categories. The $656 thousand decrease in the reserve for off-balance sheet credit exposures was due primarily to refining our methodology to account for the estimated credit losses on unfunded commercial construction-to-permanent loans and commitments for the time period after construction is expected to be completed. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Loans Receivable and Allowance for Credit Losses - Allowance for Credit Losses" for additional information regarding the assumptions used in the Company's September 30, 2023 estimate of ACL.

While management utilizes its best judgment and information available, the adequacy of the ACL and reserve for off-balance sheet credit exposures is determined by certain factors outside of the Company's control, such as the performance of our portfolios, changes in the economic environment including economic uncertainty, changes in interest rates, and the view of the regulatory authorities toward classification of assets and the level of ACL and reserve for off-balance sheet credit exposures. Additionally, the level of ACL and reserve for off-balance sheet credit exposures may fluctuate based on the balance and mix of the loan portfolio and off-balance sheet credit exposures. If actual results differ significantly from our assumptions, our ACL and reserve for off-balance sheet credit exposures may not be sufficient to cover inherent losses in our loan portfolio, resulting in additions to our ACL and an increase in the provision for credit losses.

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

The Company's interest rate swaps are measured at fair value on a recurring basis. The estimated fair values of the interest rate swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. Changes in the fair value of the interest rate swaps are recorded, net of tax, as AOCI in stockholders' equity. The Company did not have any other financial instruments that were measured at fair value on a recurring basis at September 30, 2023.
Recent Accounting Pronouncements
For a discussion of Recent Accounting Pronouncements, see "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 1. Summary of Significant Accounting Policies."

Financial Condition

The following table summarizes the Company's financial condition at the dates indicated.

	September 30,		Change expressed in:
	2023	2022	Dollars	Percent
	(Dollars and shares in thousands)
Total assets	$10,177,461	$9,624,897	$552,564	5.7%
AFS securities	1,384,482	1,563,307	(178,825)	(11.4)
Loans receivable, net	7,970,949	7,464,208	506,741	6.8
Deposits	6,051,220	6,194,866	(143,646)	(2.3)
Borrowings	2,879,125	2,132,154	746,971	35.0
Stockholders' equity	1,044,054	1,096,499	(52,445)	(4.8)
Equity to total assets at end of period	10.3%	11.4%
Average number of basic shares outstanding	133,557	135,700	(2,143)	(1.6)
Average number of diluted shares outstanding	133,557	135,700	(2,143)	(1.6)

Loans Receivable. Total loans, net at September 30, 2023 were $7.97 billion, an increase of $506.7 million from September 30, 2022. The increase was due primarily to growth in the commercial real estate loan portfolio and one- to four-family correspondent loan portfolio.

Originating and purchasing loans secured by one- to four-family residential properties is the Bank's primary lending business, resulting in a concentration in residential first mortgage loans secured by properties located in Kansas and Missouri. The Bank also originates and participates in commercial loans, and originates consumer loans and construction loans.

The Bank purchases one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders ("correspondent purchased"). Loan purchases enable the Bank to attain geographic diversification in the one- to four-family loan portfolio. We generally pay a premium of 0.50% to 1.00% of the loan balance to purchase these loans, and 1.00% of the loan balance to purchase the servicing of these loans. The premium paid is amortized against the interest earned over the life of the loan, which reduces the loan yield. If a loan pays off before the scheduled maturity date, the remaining premium is recognized as reduction in interest income. For balance sheet management purposes, we reduced purchases of correspondent loans during the current year, with the intention of correspondent purchases eventually being near zero.

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

The Bank's commercial loan portfolio is composed of commercial real estate loans, commercial construction loans and commercial and industrial loans. Our commercial real estate loans include a variety of property types, including retail buildings, senior housing facilities, multi-family dwellings, hotels, and office buildings located in Kansas, Texas, and

Missouri, and 13 other states. The Bank's commercial and industrial loan portfolio consists largely of loans secured by accounts receivable, inventory and equipment.

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

The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. The rate on the portfolio increased 43 basis points during the current year due primarily to one- to four-family correspondent and commercial loan growth at interest rates higher than the existing portfolios, disbursements on higher rate commercial construction loans, and repricing of existing commercial loans to higher market interest rates.

	September 30, 2023		September 30, 2022
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,978,837	3.39%	$3,988,469	3.20%
Correspondent purchased	2,405,911	3.44	2,201,886	3.10
Bulk purchased	137,193	1.85	147,939	1.24
Construction	69,974	3.68	66,164	2.90
Total	6,591,915	3.38	6,404,458	3.12
Commercial:
Commercial real estate	995,788	5.29	745,301	4.30
Commercial and industrial	112,953	6.36	79,981	4.30
Construction	178,746	5.01	141,062	5.34
Total	1,287,487	5.35	966,344	4.45
Consumer loans:
Home equity	95,723	8.83	92,203	6.28
Other	9,256	5.20	8,665	4.21
Total	104,979	8.51	100,868	6.10
Total loans receivable	7,984,381	3.76	7,471,670	3.33

Less:
ACL	23,759		16,371
Deferred loan fees/discounts	31,335		29,736
Premiums/deferred costs	(41,662)		(38,645)
Total loans receivable, net	$7,970,949		$7,464,208

The following table presents the contractual maturity of our loan portfolio, along with associated weighted average yields, at September 30, 2023. Loans that have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	One year or less(1)		Over one year to five years		Over five years to 15 years		Over 15 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
One- to four-family:
Originated	$1,659	4.03%	$75,168	3.37%	$1,184,927	2.92%	$2,717,083	3.64%	$3,978,837	3.42%
Correspondent purchased	117	3.77	18,064	2.58	436,634	2.46	1,951,096	3.54	2,405,911	3.34
Bulk purchased	1	4.63	80	4.90	27,877	3.83	109,235	1.24	137,193	1.77
Construction(2)	—	—	—	—	16,020	2.71	53,954	4.03	69,974	3.72
Total	1,777	4.02	93,312	3.22	1,665,458	2.81	4,831,368	3.55	6,591,915	3.36
Commercial:
Commercial real estate	77,723	6.00	193,066	5.63	506,809	4.53	218,190	6.75	995,788	5.34
Commercial and industrial	23,319	7.59	48,726	6.88	36,233	4.96	4,675	4.07	112,953	6.29
Construction(2)	38,549	7.15	94,371	4.33	44,489	4.88	1,337	7.43	178,746	5.10
Total	139,591	6.58	336,163	5.45	587,531	4.58	224,202	6.70	1,287,487	5.39
Consumer:
Home equity(3)	1,290	10.91	1,710	6.65	41,736	8.84	50,987	8.77	95,723	8.79
Other	643	2.16	7,707	5.17	847	6.83	59	18.00	9,256	5.20
Total	1,933	8.00	9,417	5.44	42,583	8.80	51,046	8.78	104,979	8.47
Total loans receivable	$143,301	6.57	$438,892	4.97	$2,295,572	3.37	$5,106,616	3.74	7,984,381	3.75

Less:
ACL									23,759
Deferred loan fees/discounts									31,335
Premiums/deferred costs									(41,662)
Total loans receivable, net									$7,970,949

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

The following table presents, as of September 30, 2023, the amount of loans due after September 30, 2024, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
One- to four-family:
Originated	$3,605,008	$372,170	$3,977,178
Correspondent purchased	1,994,557	411,237	2,405,794
Bulk purchased	3,954	133,238	137,192
Construction	53,985	15,989	69,974
Total	5,657,504	932,634	6,590,138
Commercial:
Commercial real estate	270,700	647,365	918,065
Commercial and industrial	39,513	50,121	89,634
Construction	77,846	62,351	140,197
Total	388,059	759,837	1,147,896
Consumer:
Home equity	17,148	77,285	94,433
Other	6,352	2,261	8,613
Total	23,500	79,546	103,046
Total loans receivable	$6,069,063	$1,772,017	$7,841,080

Loan Activity - The following table summarizes activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, deferred loan fees/discounts, and premiums/deferred costs. Loans that were paid off as a result of refinances are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. Commercial loan renewals are not included in the activity presented in the following table unless new funds are disbursed at the time of renewal. The renewal balance and rate are included in the ending loan portfolio balance and rate.

	For the Year Ended
	September 30, 2023		September 30, 2022
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,471,670	3.33%	$7,096,073	3.21%
Originated and refinanced	930,362	5.96	1,065,373	3.74
Purchased and participations	644,072	5.59	701,674	3.46
Change in undisbursed loan funds	(99,179)		(53,811)
Repayments	(956,562)		(1,337,034)
Principal (charge-offs)/recoveries, net	(106)		186
Other	(5,876)		(791)
Ending balance	$7,984,381	3.76	$7,471,670	3.33

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

	For the Year Ended
	September 30, 2023			September 30, 2022
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family	$404,598	5.47%	25.7%	$926,274	3.41%	52.5%
One- to four-family construction	39,599	5.72	2.5	120,615	3.19	6.8
Commercial:
Real estate	43,408	7.48	2.7	50,620	4.08	2.9
Commercial and industrial	40,238	7.81	2.6	23,846	4.14	1.3
Construction	149,046	5.89	9.5	86,023	3.47	4.9
Home equity	6,080	8.20	0.4	6,771	5.76	0.4
Other	4,620	6.93	0.3	3,923	5.66	0.2
Total fixed-rate	687,589	5.87	43.7	1,218,072	3.45	69.0

Adjustable-rate:
One- to four-family	342,093	4.97	21.7	230,640	3.51	13.0
One- to four-family construction	28,545	5.22	1.8	26,080	3.31	1.5
Commercial:
Real estate	223,910	5.60	14.2	137,150	4.21	7.8
Commercial and industrial	57,295	7.28	3.6	32,430	3.87	1.8
Construction	177,471	6.22	11.3	58,080	4.94	3.3
Home equity	55,896	8.43	3.6	62,832	4.97	3.5
Other	1,635	4.25	0.1	1,763	3.03	0.1
Total adjustable-rate	886,845	5.75	56.3	548,975	4.01	31.0

Total originated, refinanced and purchased	$1,574,434	5.81	100.0%	$1,767,047	3.63	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent purchased - one- to four-family	$199,858	5.20		$452,093	3.35
Participations and purchases - commercial	19,016	9.43		87,365	3.47
Total fixed-rate purchased/participations	218,874	5.57		539,458	3.37

Adjustable-rate:
Correspondent purchased - one- to four-family	215,939	4.86		129,216	3.49
Participations and purchases - commercial	209,259	6.36		33,000	4.87
Total adjustable-rate purchased/participations	425,198	5.60		162,216	3.77
Total purchased/participation loans	$644,072	5.59		$701,674	3.46

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average loan-to-value ("LTV") ratio, and average balance per loan as of September 30, 2023. Credit scores are updated at least annually, with the latest update in September 2023, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,978,837	61.0%	3.39%	772	60%	$164
Correspondent purchased	2,405,911	36.9	3.44	767	64	416
Bulk purchased	137,193	2.1	1.85	772	55	288
	$6,521,941	100.0%	3.37	770	61	213

The following table presents originated and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average rates, weighted average LTVs and weighted average credit scores for the current year.

				Credit
	Amount	Rate	LTV	Score
	(Dollars in thousands)
Originated	$399,038	5.51%	75%	764
Correspondent purchased	415,797	5.02	76	769
	$814,835	5.26	76	767

The following table summarizes our one- to four-family loan origination and refinance commitments and one- to four-family correspondent loan purchase commitments as of September 30, 2023, along with associated weighted average rates. It is expected that some of the loan commitments will expire unfunded, so the amounts reflected in the table below are not necessarily indicative of our future cash needs.

	Amount	Rate
	(Dollars in thousands)
Originate/refinance	$53,497	6.62%
Correspondent	1,765	5.81
	$55,262	6.60

Commercial Loans - During fiscal year 2023, the Bank originated $463.1 million of commercial loans and entered into commercial loan participations totaling $228.3 million. The Bank processed commercial loan disbursements, excluding lines of credit, of approximately $474.6 million at a weighted average rate of 6.09%.

As of September 30, 2023 and September 30, 2022, the Bank's commercial and industrial gross loan amounts (unpaid principal plus undisbursed amounts) totaled $158.5 million and $100.4 million, respectively, and commitments totaled $2.6 million and $458 thousand, respectively.

The following table presents the Bank's commercial real estate and commercial construction loans by type of primary collateral as of the dates indicated. As of September 30, 2023, the Bank had three commercial real estate and commercial construction loan commitments totaling $14.0 million, at a weighted average rate of 7.57%, which are not included in the table below. Because the commitments to pay out undisbursed funds are not cancellable by the Bank, unless the loan is in default, we generally anticipate fully funding the related projects. Of the total commercial undisbursed amounts and commitments outstanding as of September 30, 2023, management anticipates funding approximately $86 million during the December 2023 quarter, $75 million during the March 2024 quarter, $52 million during the June 2024 quarter, and $172 million during the September 2024 quarter or later.

	September 30, 2023				September 30, 2022
		Unpaid	Undisbursed	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount
		(Dollars in thousands)
Retail building	141	$265,336	$87,163	$352,499	$230,153
Senior housing	36	308,765	22,442	331,207	328,259
Multi-family	42	83,614	225,232	308,846	122,735
Hotel	13	214,019	18,993	233,012	181,546
Office building	81	122,132	8,789	130,921	109,653
One- to four-family property	365	62,733	7,532	70,265	68,907
Single use building	30	33,990	13,203	47,193	41,908
Other	112	83,945	5,050	88,995	53,054
	820	$1,174,534	$388,404	$1,562,938	$1,136,215

Weighted average rate		5.25%	6.12%	5.47%	4.56%

The following table summarizes the Bank's commercial real estate and commercial construction loans by state as of the dates indicated.

	September 30, 2023				September 30, 2022
		Unpaid	Undisbursed	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount
		(Dollars in thousands)
Kansas	607	$471,114	$199,384	$670,498	$423,797
Texas	17	269,718	78,989	348,707	280,840
Missouri	163	261,761	70,849	332,610	296,443
Colorado	8	42,766	6,619	49,385	34,377
Tennessee	2	26,391	15,745	42,136	—
Nebraska	8	35,571	2,038	37,609	32,992
Other	15	67,213	14,780	81,993	67,766
	820	$1,174,534	$388,404	$1,562,938	$1,136,215

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of September 30, 2023.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	9	$436,940
>$15 to $30 million	20	418,355
>$10 to $15 million	10	122,580
>$5 to $10 million	32	234,433
$1 to $5 million	143	339,856
Less than $1 million	1,217	185,888
	1,431	$1,738,052

Asset Quality

Delinquent and nonaccrual loans and other real estate owned ("OREO"). The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at September 30, 2023 and 2022, approximately 72% and 73%, respectively, were 59 days or less delinquent. The increase in loans 30 to 89 days delinquent during the current year was due mainly to delinquencies returning to more historical levels as government payment assistance programs expired.

	2023		2022
	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	88	$9,078	48	$4,134
Correspondent purchased	17	5,192	7	1,104
Bulk purchased	1	149	3	913
Construction	4	1,123	—	—
Commercial	5	94	—	—
Consumer	30	730	24	345
	145	$16,366	82	$6,496

Loans 30 to 89 days delinquent
to total loans receivable, net		0.21%		0.09%

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

	September 30,
	2023		2022
	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	24	$2,246	29	$2,919
Correspondent purchased	9	3,410	12	3,737
Bulk purchased	2	942	3	1,148
Commercial	12	2,183	8	1,167
Consumer	9	113	9	154
	56	8,894	61	9,125

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.11%		0.12%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	2	$215	3	$222
Correspondent purchased	1	282	—	—
Bulk purchased	—	—	—	—
Commercial	1	18	1	77
Consumer	—	—	1	19
	4	515	5	318
Total nonaccrual loans	60	9,409	66	9,443

Nonaccrual loans as a percentage of total loans		0.12%		0.13%

OREO:
One- to four-family:
Originated(2)	—	$—	4	$307
Correspondent purchased	1	219	—	—
Consumer	—	—	1	21
	1	219	5	328
Total non-performing assets	61	$9,628	71	$9,771

Non-performing assets as a percentage of total assets		0.09%		0.10%
(1)Includes loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing five percent or more of the total amount of our one- to four-family loans, excluding construction loans, are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at September 30, 2023. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At September 30, 2023, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,537,368	54.2%	$8,331	57.8%	$1,863	28.2%	53%
Missouri	1,120,470	17.2	3,608	25.0	1,582	24.0	57
Other states	1,864,103	28.6	2,480	17.2	3,153	47.8	49
	$6,521,941	100.0%	$14,419	100.0%	$6,598	100.0%	52

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

The following table presents loans classified as special mention or substandard at the dates presented. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. The increase in commercial special mention loans at September 30, 2023 compared to September 30, 2022 was due mainly to three loans in a single commercial relationship where the borrower has experienced some performance issues. Since being classified as special mention, these loans have been trending in a positive direction. Management continues to closely monitor the borrower's performance.

	September 30, 2023		September 30, 2022
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$18,603	$19,314	$12,950	$19,953
Commercial	16,407	1,293	565	2,733
Consumer	327	190	306	354
	$35,337	$20,797	$13,821	$23,040

Allowance for Credit Losses. The following table presents the distribution of our ACL and the ratio of ACL to loans receivable, by loan type, at the dates indicated. The increase in the ratio of ACL to loans receivable for commercial loans from September 30, 2022 to September 30, 2023 was due mainly to the outlook for worsening economic forecast conditions in the current year compared to the prior year, along with a reduction in projected prepayment speeds.

	September 30, 2023				September 30, 2022
			% of	% of			% of	% of
		ACL to	ACL to	Loans to		ACL to	ACL to	Loans to
	Amount	Loans	Total	Total	Amount	Loans	Total	Total
	of ACL	Ratio	ACL	Loans	of ACL	Ratio	ACL	Loans
	(Dollars in thousands)
One- to four-family:
Originated	$2,084	0.05%	8.8%	49.9%	$2,012	0.05%	12.3%	53.4%
Correspondent purchased	2,972	0.12	12.4	30.1	2,734	0.12	16.7	29.5
Bulk purchased	207	0.15	0.9	1.7	206	0.14	1.3	2.0
Construction	65	0.09	0.3	0.9	54	0.08	0.3	0.9
Total	5,328	0.08	22.4	82.6	5,006	0.08	30.6	85.8
Commercial:
Real estate	15,589	1.57	65.6	12.5	8,729	1.17	53.3	10.0
Commercial and industrial	1,104	0.98	4.6	1.4	490	0.61	3.0	1.0
Construction	1,487	0.83	6.3	2.2	1,901	1.35	11.6	1.9
Total	18,180	1.41	76.5	16.1	11,120	1.15	67.9	12.9
Consumer loans:
Home equity	142	0.15	0.6	1.2	136	0.15	0.8	1.2
Other consumer	109	1.18	0.5	0.1	109	1.26	0.7	0.1
Total consumer loans	251	0.24	1.1	1.3	245	0.24	1.5	1.3
	$23,759	0.30%	100.0%	100.0%	$16,371	0.22%	100.0%	100.0%

See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies and Note 4. Loans Receivable and Allowance for Credit Losses” for additional information regarding the Bank's ACL.

The following tables present ACL activity and related ratios at the dates and for the periods indicated. The Bank adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("CECL") on October 1, 2020. The ratio of NCOs to average non-performing assets during the current year was higher than the prior year due to a net charge-off in the current year compared to a net recovery in the prior year. The ratio of ACL to nonaccrual loans was higher in the current year compared to the prior year due to higher ACL compared to the prior year period. The ratio of ACL to loans receivable, net was higher in the current year compared to the prior year due primarily to a higher ACL balance, mainly related to commercial loans. The ratio of ACL to NCOs for the prior year period was not meaningful as recoveries exceeded loan charge-offs, compared to the current year period where loan charge-offs exceeded recoveries. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

	At or For the Year Ended September 30,
	2023	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$16,371	$19,823	$31,527
Adoption of CECL	—	—	(4,761)
Charge-offs	(115)	(70)	(715)
Recoveries	9	256	237
Net (charge-offs) recoveries	(106)	186	(478)
Provision for credit losses	7,494	(3,638)	(6,465)
Balance at end of period	$23,759	$16,371	$19,823

Ratio of NCOs during the period
to average non-performing assets	1.09%	(1.59)%	3.63%
ACL to nonaccrual loans at end of period	252.51	173.37	147.54
ACL to loans receivable, net at end of period	0.30	0.22	0.28
ACL to NCOs	223x	N/M	42x

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	For the Year Ended September 30,
	2023			2022			2021
	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$(6)	$3,981,468	—%	$(129)	$3,937,188	—%	$20	$3,936,166	—%
Correspondent	—	2,428,257	—	—	2,072,677	—	—	2,010,823	—
Bulk purchased	—	143,105	—	—	159,152	—	21	191,029	0.01
Construction	—	65,741	—	—	48,079	—	—	29,893	—
Total	(6)	6,618,571	—	(129)	6,217,096	—	41	6,167,911	—
Commercial:
Real estate	(1)	875,850	—	(101)	692,115	(0.01)	465	637,712	0.07
Commercial and industrial	75	93,840	0.08	40	74,133	0.05	—	75,219	—
Construction	—	181,141	—	—	117,878	—	—	75,771	—
Total	74	1,150,831	0.01	(61)	884,126	(0.01)	465	788,702	0.06
Consumer:
Home equity	21	94,131	0.02	1	85,514	—	(26)	92,495	(0.03)
Other	17	8,885	0.19	3	8,030	0.04	(2)	8,782	(0.02)
Total	38	103,016	0.04	4	93,544	—	(28)	101,277	(0.03)
	$106	$7,872,418	—	$(186)	$7,194,766	—	$478	$7,057,890	0.01

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 95% of our securities portfolio at September 30, 2023. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully tax-equivalent basis.

	September 30, 2023			September 30, 2022
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
MBS	$901,440	1.71%	4.7	$1,243,270	1.57%	4.7
Government-sponsored enterprises ("GSE") debentures	479,610	0.64	1.9	519,977	0.61	2.9
Corporate bonds	4,000	5.12	8.6	4,000	5.12	9.6
Municipal bonds	942	2.55	6.9	1,243	2.63	6.5
	$1,385,992	1.35	3.8	$1,768,490	1.29	4.2

The composition and maturities of the securities portfolio at September 30, 2023 is indicated in the following table by remaining contractual maturity, without consideration of call features or pre-refunding dates, along with associated weighted average yields. The weighted average yields were calculated by multiplying each estimated fair value by its yield and dividing the sum of these results by the total estimated fair value. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	1 year or less		More than 1 to 5 years		More than 5 to 10 years		Over 10 years		Total Securities
	Estimated		Estimated		Estimated		Estimated		Estimated
	Fair		Fair		Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
MBS	$85	2.15%	$58,161	2.30%	$162,488	1.99%	$680,000	1.59%	$900,734	1.71%
GSE debentures	72,618	0.40	406,810	0.68	—	—	—	—	479,428	0.64
Corporate bonds	—	—	—	—	3,378	5.12	—	—	3,378	5.12
Municipal bonds	—	—	—	—	942	2.55	—	—	942	2.55
	$72,703	0.40	$464,971	0.89	$166,808	2.05	$680,000	1.59	$1,384,482	1.35

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

	For the Year Ended
	September 30, 2023			September 30, 2022
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,563,307	1.29%	4.2	$2,014,608	1.16%	3.5
Maturities and repayments	(186,860)			(323,025)
Net amortization of (premiums)/discounts	(3,016)			(4,967)
Purchases	—	—	—	88,026	2.56	4.3
Change in valuation on AFS securities	11,051			(211,335)
Ending balance - carrying value	$1,384,482	1.35	3.8	$1,563,307	1.29	4.2

Liabilities. Total liabilities were $9.13 billion at September 30, 2023, compared to $8.53 billion at September 30, 2022. The increase in liabilities between September 30, 2022 and September 30, 2023 was due primarily to an increase in borrowings, partially offset by a decrease in deposits.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. The decrease in deposits compared to the prior year was mainly in non-maturity deposits, largely retail money market accounts, partially offset by increases in retail certificates of deposit and public unit certificates of deposit. The increase in the deposit portfolio rate during the current year period was due mainly to higher rates on money market accounts and retail certificates of deposit.

	At September 30,
	2023			2022
			% of			% of
	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$558,326	—%	9.2%	$591,387	—%	9.5%
Interest-bearing checking	901,994	0.19	14.9	1,027,222	0.07	16.6
Savings	480,091	0.12	7.9	552,743	0.06	8.9
Money market	1,380,617	1.96	22.8	1,819,761	0.47	29.4
Retail certificates of deposit	2,533,954	3.47	41.9	2,073,542	1.34	33.5
Commercial certificates of deposit	48,751	3.56	0.8	36,275	0.97	0.6
Public unit certificates of deposit	147,487	4.44	2.5	93,936	1.61	1.5
	$6,051,220	2.07	100.0%	$6,194,866	0.63	100.0%
As of September 30, 2023 and 2022, $789.0 million and $721.8 million, respectively, of our deposit portfolio was uninsured. Of the $789.0 million at September 30, 2023, $425.1 million related to commercial and retail deposit accounts and the remainder was mainly comprised of fully collateralized public unit deposits and intercompany accounts. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

The following table sets forth the portion of the Bank's certificates of deposit portfolio, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of September 30, 2023 (dollars in thousands).

3 months or less	$72,983
Over 3 through 6 months	53,884
Over 6 through 12 months	196,181
Over 12 months	197,993
$521,041

Borrowings. Total borrowings at September 30, 2023 were $2.88 billion, which was comprised of $2.02 billion in fixed-rate FHLB advances, $365.0 million in variable-rate advances tied to interest rate swaps, and $500.0 million in BTFP borrowings. The $747.0 million increase in borrowings from September 30, 2022 was due mainly to the new BTFP borrowings totaling $500.0 million with a term of one year and a rate of 4.70%. During the current and prior year, the Bank utilized the leverage strategy, as discussed in the "Executive Summary" section above. These borrowings were repaid prior to September 30, 2023 and 2022.

The following table presents the maturity of term borrowings, which consist of FHLB advances and BTFP borrowings, along with associated weighted average contractual and effective rates as of September 30, 2023. Amortizing FHLB advances are presented based on their maturity dates versus their quarterly scheduled repayment dates.

Maturity by		Contractual	Effective
Fiscal Year	Amount	Rate	Rate(1)
	(Dollars in thousands)
2024	$990,000	4.30%	3.79%
2025	650,000	3.30	2.96
2026	575,000	2.81	2.95
2027	437,500	3.02	3.13
2028	230,328	4.94	3.91
	$2,882,828	3.63	3.34

(1)The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents borrowing activity for the periods shown. The borrowings presented in the table have original contractual terms of one year or longer or are tied to interest rate swaps with original contractual terms of one year or longer, and line of credit borrowings are excluded. The effective rate is shown as a weighted average and includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. For new borrowings, the WAMs presented are as of the date of issue. The new FHLB borrowings added during the current year had a WAM of 3.2 years, which is generally a shorter term than what management has selected in prior periods. During the current year, management periodically paid off BTFP borrowings and borrowed new BTFP funds to take advantage of lower interest rates. Because of these transactions, BTFP activity is presented on a net basis in the table below.

	For the Year Ended September 30,
	2023			2022
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,062,500	2.44%	2.5	$1,590,000	1.88%	3.3
Maturities and repayments	(329,672)	2.01	—	(177,500)	1.94	—
New FHLB borrowings	650,000	4.47	3.2	650,000	3.68	3.7
BTFP, net	500,000	4.70	1.0	—	—	—
Ending balance	$2,882,828	3.34	1.8	$2,062,500	2.44	2.5

Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and non-amortizing term borrowings for the next four quarters as of September 30, 2023.

	December 31,	March 31,	June 30,	September 30,
	2023	2024	2024	2024	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$264,988	$270,160	$409,119	$423,970	$1,368,237
Repricing Rate	2.60%	2.89%	3.84%	4.37%	3.58%
Public Unit Certificates:
Amount	$42,718	$16,750	$30,420	$31,898	$121,786
Repricing Rate	4.30%	4.29%	4.42%	4.61%	4.41%
Term Borrowings:
Amount	$150,000	$65,000	$600,000	$175,000	$990,000
Repricing Rate	3.42%	2.70%	4.25%	2.92%	3.79%
Total
Amount	$457,706	$351,910	$1,039,539	$630,868	$2,480,023
Repricing Rate	3.03%	2.93%	4.09%	3.98%	3.70%

The following table sets forth the WAM information for our certificates of deposit, in years, as of September 30, 2023.

Retail certificates of deposit	1.3
Commercial certificates of deposit	1.0
Public unit certificates of deposit	0.6
Total certificates of deposit	1.2

Stockholders' Equity. Stockholders' equity totaled $1.04 billion at September 30, 2023. During the year ended September 30, 2023, the Company paid cash dividends totaling $83.2 million. These cash dividends totaled $0.62 per share and consisted of a $0.28 per share cash true-up dividend related to fiscal year 2022 earnings and four regular quarterly cash dividends of $0.085 per share. On October 24, 2023, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.3 million, payable on November 17, 2023 to stockholders of record as of the close of business on November 3, 2023.

In conjunction with the securities strategy, the $192.6 million unrealized loss at September 30, 2023 associated with the $1.30 billion of AFS securities that management intended to sell, was recognized in income during the current year. Since the securities were classified as AFS, the unrealized loss was already reflected in stockholders' equity within AOCI. Therefore, the recognition of the unrealized loss in income in the current year did not impact stockholders' equity. See "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 15. Accumulated Other Comprehensive Income" for additional information on AOCI.

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank in accordance with regulatory standards. As of September 30, 2023, the Bank's capital ratios exceeded the well-capitalized requirements. As of September 30, 2023, the Bank also exceeded all internal policy thresholds for sensitivity to changes in interest rates, and the Bank's risk-based tier 1 capital ratio was 16.0%. See "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 13. Regulatory Capital Requirements" for additional regulatory capital information.

At September 30, 2023, Capitol Federal Financial, Inc., at the holding company level, had $83.4 million in cash on deposit at the Bank. For fiscal year 2024, it is the intention of the Board of Directors to pay out the regular quarterly cash dividend of $0.085 per share, totaling $0.34 per share for the year. To the extent that earnings in fiscal year 2024 exceed $0.34 per share, the Board of Directors will consider the payment of additional dividends. Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level.

During the current year, the Company repurchased 2,979,753 shares of common stock at an average price of $7.87 per share. Subsequent to September 30, 2023 and through November 22, 2023, the Company repurchased 700,000 shares at an average price of $5.35 per share. There remains $17.5 million authorized under the existing stock repurchase plan for additional purchases of the Company's common stock. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors. This plan has no expiration date; however, the FRB of Kansas City's existing approval for the Company to repurchase shares expires in August 2024.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2023, 2022, and 2021. The amounts represent cash dividends paid during each period.

	Calendar Year
	2023		2022		2021
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,319	$0.085	$11,535	$0.085	$11,518	$0.085
Quarter ended June 30	11,321	0.085	11,534	0.085	11,516	0.085
Quarter ended September 30	11,323	0.085	11,534	0.085	11,518	0.085
Quarter ended December 31	11,310	0.085	11,508	0.085	11,535	0.085
True-up dividends paid	—	—	37,701	0.280	29,850	0.220
True Blue Capitol dividends paid	—	—	27,143	0.200	54,210	0.400
Calendar year-to-date dividends paid	$45,273	$0.340	$110,955	$0.820	$130,147	$0.960

Rate/Volume Analysis. The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing fiscal years 2023 to 2022. For the comparison of fiscal years 2022 to 2021, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Year Ended September 30,
	2023 vs. 2022
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$25,441	$26,115	$51,556
MBS	(3,123)	2,237	(886)
Investment securities	11	286	297
FHLB stock	612	3,178	3,790
Cash and cash equivalents	(8,706)	34,198	25,492
Total interest-earning assets	14,235	66,014	80,249

Interest-bearing liabilities:
Checking	(73)	825	752
Savings	(10)	199	189
Money market	(777)	15,625	14,848
Certificates of deposit	(193)	32,215	32,022
Borrowings	14,664	57,096	71,760
Total interest-bearing liabilities	13,611	105,960	119,571

Net change in net interest income	$624	$(39,946)	$(39,322)

Average Balance Sheets. The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated. For fiscal year 2021 information, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Weighted average yields are derived by dividing annual income by the average balance of the related assets, and weighted average rates are derived by dividing annual expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	For the Year Ended September 30,
	2023			2022
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$4,047,209	$135,873	3.36%	$3,985,267	$129,392	3.25%
Correspondent purchased	2,428,257	76,335	3.14	2,072,677	55,227	2.66
Bulk purchased	143,105	1,923	1.34	159,152	2,053	1.29
Total one- to four-family loans	6,618,571	214,131	3.24	6,217,096	186,672	3.00
Commercial loans	1,150,831	57,991	4.97	884,126	37,223	4.15
Consumer loans	103,016	7,965	7.73	93,544	4,636	4.96
Total loans receivable(1)	7,872,418	280,087	3.55	7,194,766	228,531	3.17
MBS(2)	1,150,013	18,520	1.61	1,354,080	19,406	1.43
Investment securities(2)(3)	524,919	3,565	0.68	523,170	3,268	0.62
FHLB stock(4)	157,925	13,821	8.75	149,236	10,031	6.72
Cash and cash equivalents(5)	998,793	43,796	4.32	1,562,274	18,304	1.16
Total interest-earning assets	10,704,068	359,789	3.35	10,783,526	279,540	2.59
Other non-interest-earning assets	263,713			343,311
Total assets	$10,967,781			$11,126,837

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$961,779	1,504	0.16	$1,056,303	752	0.07
Savings	525,423	488	0.09	543,609	299	0.06
Money market	1,567,540	19,426	1.24	1,840,898	4,578	0.25
Retail certificates	2,266,740	54,724	2.41	2,203,452	27,664	1.26
Commercial certificates	40,258	993	2.47	103,865	666	0.64
Wholesale certificates	134,641	5,132	3.81	150,689	497	0.33
Total deposits	5,496,381	82,267	1.50	5,898,816	34,456	0.58
Borrowings(6)	3,658,015	124,250	3.38	3,288,348	52,490	1.58
Total interest-bearing liabilities	9,154,396	206,517	2.25	9,187,164	86,946	0.94
Non-interest-bearing deposits	562,023			573,954
Other non-interest-bearing liabilities	179,373			178,526
Stockholders' equity	1,071,989			1,187,193
Total liabilities and stockholders' equity	$10,967,781			$11,126,837

Net interest income(7)		$153,272			$192,594
Net interest-earning assets	$1,549,672			$1,596,362
Net interest margin(8)(9)			1.43			1.79
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.17x
Operating expense ratio(10)			1.04%			1.01%

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $1.0 million and $1.7 million for the years ended September 30, 2023 and 2022, respectively.
(4)Included in this line, for the years ended September 30, 2023 and September 30, 2022, respectively, is FHLB stock related to the leverage strategy with an average outstanding balance of $41.6 million and $71.0 million, respectively, dividend income of $3.6 million and $4.8 million, respectively, at a weighted average yield of 8.69% and 6.75%, respectively, and FHLB stock not related to the leverage strategy with an average outstanding balance of $116.3 million and $78.2 million, respectively, and dividend income of $10.2 million and $5.2 million, respectively, at a weighted average yield of 8.77% and 6.69%, respectively.
(5)The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $882.8 million and $1.51 billion during the years ended September 30, 2023 and September 30, 2022, respectively.
(6)Included in this line, for the years ended September 30, 2023 and September 30, 2022, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $924.4 million and $1.58 billion, respectively, and interest paid of $39.7 million and $18.5 million, respectively, at a weighted average rate of 4.24% and 1.15%, respectively, and borrowings not related to the leverage strategy with an average outstanding balance of $2.73 billion and $1.71 billion, respectively, and interest paid of $84.5 million and $34.0 million, respectively, at a weighted average rate of 3.08% and 1.98%, respectively. The FHLB advance amounts and rates included in this line item include the effect of interest rate swaps and are net of deferred prepayment penalties.
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
(9)The table below provides a reconciliation between performance measures presented in accordance with accounting standards generally accepted in the United States of America ("GAAP") and the same performance measures excluding the effects of the leverage strategy and without the net loss on securities transactions associated with the securities strategy, which are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide the performance measures without the leverage strategy because of the unique nature of the leverage strategy and the net loss on securities transactions due to the non-recurring nature of the securities strategy. The Excluding Leverage Strategy (Non-GAAP) column and the Excluding Securities Strategy (Non-GAAP) column each begin with Actual (GAAP) before applying the respective strategy adjustments. The leverage strategy reduces some of our performance measures due to the amount of earnings associated with the transaction in comparison to the size of the transaction, while increasing our net income. The net loss on securities associated with the securities strategy is non-recurring, outside of the additional $13.3 million of pre-tax net loss that will be reported in the first quarter of fiscal year 2024 related to the sale of the securities in October 2023, and resulted in the Company reporting a net loss for fiscal year 2023.

	For the Year Ended September 30,
	2023					2022
	Actual	Leverage	Excluding Leverage Strategy	Securities	Excluding Securities Strategy	Actual	Leverage	Excluding Leverage Strategy
	(GAAP)	Strategy	(Non-GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Yield on interest-earning assets	3.35%	0.10%	3.25%			2.59%	(0.19)%	2.78%
Cost of interest-bearing liabilities	2.25	0.23	2.02			0.94	0.04	0.90
Return on average assets	(0.93)	0.09	(1.02)	(1.33)%	0.40%	0.76	(0.09)	0.85
Return on average equity	(9.48)	0.10	(9.58)	(13.58)	4.10	7.11	0.26	6.85
Net interest margin	1.43	(0.12)	1.55			1.79	(0.25)	2.04
Efficiency Ratio	(626.63)	(53.24)	(573.39)	(691.94)	65.31	52.39	(0.87)	53.26
Earnings Per Share	$(0.76)			$(1.09)	$0.33

(10)The operating expense ratio represents non-interest expense as a percentage of average assets.

Comparison of Operating Results for the Years Ended September 30, 2023 and 2022
The Company recognized net loss of $101.7 million, or $(0.76) per share, for the current year, compared to net income of $84.5 million, or $0.62 per share, for the prior year. The net loss for the current year resulted from the securities strategy, specifically, the recognition of the impairment loss on the securities sold in October 2023. Excluding the effects of the securities strategy, earnings per share would have been $0.33 for the current year. The decrease in earnings per share from the prior year, excluding the effects of the securities strategy, was due primarily to lower net interest income, along with recording a provision for credit losses of $6.8 million for the current year compared to a release of provision of $4.6 million for the prior year. The net interest margin decreased 36 basis points, from 1.79% for the prior year to 1.43% for the current year. Excluding the effects of the leverage strategy, the net interest margin decreased 49 basis points, from 2.04% for the prior year to 1.55% for the current year. The decrease in the net interest margin excluding the effects of the leverage strategy was due mainly to an increase in the cost of borrowings and deposits, which exceeded the increase in loan yields.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the years presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$280,087	$228,531	$51,556	22.6%
Cash and cash equivalents	43,796	18,304	25,492	139.3
MBS	18,520	19,406	(886)	(4.6)
FHLB stock	13,821	10,031	3,790	37.8
Investment securities	3,565	3,268	297	9.1
Total interest and dividend income	$359,789	$279,540	$80,249	28.7

The increase in interest income on loans receivable was due to an increase in the weighted average yield on, and the average balance of, the loan portfolio. The increase in the average balance was mainly in the correspondent one-to four-family and commercial real estate loan portfolios. The increase in the weighted average yield was due primarily to originations and purchases at higher market yields, as well as disbursements on commercial construction loans at rates higher than the overall portfolio rate and upward repricing of existing adjustable-rate loans due to higher market interest rates. The increase in interest income on cash and cash equivalents was due to a higher yield on cash as a result of an increase in FRB interest rates. The increase in dividend income on FHLB stock was due mainly to a higher FHLB dividend rate compared to the prior fiscal year, along with an increase in the average balance of FHLB stock due to an increase in FHLB borrowings not associated with the leverage strategy.
Interest Expense
The following table presents the components of interest expense for the years presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Borrowings	$124,250	$52,490	$71,760	136.7%
Deposits	82,267	34,456	47,811	138.8
Total interest expense	$206,517	$86,946	$119,571	137.5

The increase in interest expense on borrowings was due primarily to an increase in the average balance and weighted average rate on borrowings not associated with the leverage strategy, along with an increase in the weighted average rate on the borrowings associated with the leverage strategy compared to the prior year. Interest expense on borrowings not associated with the leverage strategy increased due to new borrowings added during the current year, at market interest rates higher than the overall portfolio rate, to replace maturing advances, meet deposit withdrawals, and fund other operational needs. Interest expense on borrowings associated with the leverage strategy increased $21.2 million compared to the prior year due to an increase in the weighted average rates paid on leverage strategy borrowings, partially offset by reduced usage in the current year compared to the prior year. The increase in interest expense on deposits was due to an increase in the weighted average rate paid on the deposit portfolio, primarily retail certificates of deposit and money market accounts.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current year of $6.8 million, compared to a release of provision of $4.6 million during the prior year. The provision for credit losses in the current year was comprised of a $7.5 million increase in the ACL for loans and a $656 thousand decrease in reserve for off-balance sheet credit exposures. The provision for credit losses associated with the ACL was due primarily to the outlook for worsening economic forecast conditions in the current year compared to the prior year, along with a reduction in the projected prepayment speeds used in the model for all loan categories. The release of provision for credit losses associated with the reserve for off-balance sheet credit exposures was due primarily to refining our methodology to account for the estimated credit losses on unfunded commercial construction-to-permanent loans and commitments for the time period after construction is expected to be completed.

Non-Interest Income
The following table presents the components of non-interest income for the years presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$12,745	$13,798	$(1,053)	(7.6)%
Insurance commissions	3,487	2,947	540	18.3
Net loss from securities transactions	(192,622)	—	(192,622)	N/A
Other non-interest income	4,935	6,085	(1,150)	(18.9)
Total non-interest income	$(171,455)	$22,830	$(194,285)	(851.0)

The decrease in deposit service fees was due primarily to a change in the fee structure of certain deposit products after the digital transformation, an increase in debit card expenses, and waiving certain fees for several weeks after the digital transformation. The increase in insurance commissions was due primarily to annual contingent insurance commissions received being higher than anticipated and the related accrual adjustments, along with overall commissions being higher in the current year due mainly to growth and strong retention on personal policies and continued success growing our commercial policies. The net loss from securities transactions relates to the Bank's securities strategy discussed above. The decrease in other non-interest income was due mainly to gains on a loan-related financial derivative agreement included in the prior year, with no such market value gains in the current year, along with a decrease in income on bank-owned life insurance compared to the prior year due to a reduction in the yield and death benefits received during the current year.

Non-Interest Expense
The following table presents the components of non-interest expense for the years presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$51,491	$56,600	$(5,109)	(9.0)%
Information technology and related expense	23,425	18,311	5,114	27.9
Occupancy, net	14,236	14,370	(134)	(0.9)
Regulatory and outside services	6,039	6,192	(153)	(2.5)
Federal insurance premium	4,456	3,020	1,436	47.5
Advertising and promotional	4,305	5,178	(873)	(16.9)
Deposit and loan transaction costs	2,694	2,797	(103)	(3.7)
Office supplies and related expense	2,499	1,951	548	28.1
Other non-interest expense	4,789	4,432	357	8.1
Total non-interest expense	$113,934	$112,851	$1,083	1.0

The decrease in salaries and employee benefits was attributable mainly to lower incentive compensation in the current year, along with a reduction in loan commissions due to lower loan origination activity, and an increase in capitalized payroll costs related to the digital transformation. The increase in information technology and related expenses was due mainly to third-party project management expenses associated with the digital transformation, along with higher software licensing expenses due to agreement renewals at higher costs and new agreements associated with the digital transformation. The decrease in advertising and promotional expense was due mainly to the timing of campaigns. The increase in federal insurance premium expense was due mainly to an increase in the FDIC assessment rate. The increase in office supplies and related expense was due primarily to an increase in postage, along with the write-off of the Bank's remaining inventory of unissued non-contactless debit cards, which have now become obsolete. The increase in other non-interest expense was due mainly to expenses associated with the collateral received on the Bank's interest rate swap agreements.

The Company's efficiency ratio was (626.63)% for the current year compared to 52.39% for the prior year. Excluding the effects of the securities strategy, the efficiency ratio would have been 65.31% for the current year. The change in the efficiency ratio, excluding the securities strategy, was due primarily to lower net interest income. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A higher value generally indicates that it is costing the financial institution more money to generate revenue, relative to its net interest income and non-interest income.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the years presented, along with the change measured in dollars and percent and effective tax rate.

	For the Year Ended
	September 30,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
(Loss) income before income tax (benefit) expense	$(138,955)	$107,203	$(246,158)	(229.6)%
Income tax (benefit) expense	(37,296)	22,750	(60,046)	(263.9)
Net (loss) income	$(101,659)	$84,453	$(186,112)	(220.4)

Effective Tax Rate	26.8%	21.2%

The income tax benefit in the current year was a result of the pretax loss. The pretax loss, combined with the Company's permanent differences, contributed to the increase in the effective tax rate. Generally, the Company's permanent differences lower the effective tax rate when the Company has pretax income and tax expense, but as a result of the current year pretax loss, the Company's permanent differences have the impact of raising the effective tax rate.

Fiscal Year 2024 Outlook
Salaries and employee benefits expense is expected to be $5 million higher in fiscal year 2024 as compared to fiscal year 2023 due to an anticipated increase in incentive compensation, merit increases, the filling of vacant positions, and a reduction in capitalized payroll costs which were related to the digital transformation in fiscal year 2023. Information technology and related expenses are anticipated to be $3 million lower in fiscal year 2024 as compared to fiscal year 2023 due to a reduction in professional services costs related to the digital transformation. Now that the digital transformation is complete, these professional services are no longer necessary. Income from deposit service fees is anticipated to be approximately $1 million lower in fiscal year 2024 as compared to fiscal year 2023 due to changes in the fee structure of certain deposit products after the digital transformation, which is in line with industry trends. In the first quarter of fiscal year 2024, $13.3 million of net pre-tax losses will be recognized on the sale of securities in October 2023. Management anticipates the effective tax rate for fiscal year 2024 will be approximately 19% to 20%.

Comparison of Operating Results for the Years Ended September 30, 2022 and 2021
For this discussion, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended September 30, 2022 and 2021" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at the FHLB in addition to the FRB of Kansas City's discount window, as well as the BTFP through March 2024. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's FHLB borrowing limit was 50% of Bank Call Report total assets as of September 30, 2023, as approved by the president of FHLB. FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. When the leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the FHLB borrowings at the FRB of Kansas City, which can be used to meet any short-term liquidity needs. Additionally, FHLB borrowings may exceed 40% of Bank Call Report total assets if the Bank continues its leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the short-term FHLB borrowings in conjunction with the leverage strategy can be repaid at maturity, if necessary or desired. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal overnight borrowing. The amount that can be borrowed under the BTFP is based upon the par value of securities pledged as collateral, the term can be up to one year in length, and the borrowings can be prepaid without penalty. At September 30, 2023, the amount of securities pledged for the discount window and BTFP was $516.0 million, at par.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At September 30, 2023, the Bank had total borrowings, at par, of $2.88 billion, or approximately 28% of total assets. The borrowings balance was composed of $2.38 billion of FHLB advances and $500.0 million related to the BTFP. Of this amount, $990.0 million is scheduled to mature in the next 12 months. Management estimated that the Bank had $2.71 billion in additional liquidity available at September 30, 2023 based on the Bank's blanket collateral agreement with FHLB and unencumbered securities.

At September 30, 2023, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank could utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. The Bank has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of September 30, 2023, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At September 30, 2023, the Bank did not have any brokered certificates of deposit and public unit certificates of deposit were approximately 2% of total deposits. The Bank had pledged securities with an estimated fair value of $178.4 million as collateral for public unit certificates of deposit at September 30, 2023. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At September 30, 2023, $1.49 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $121.8 million of public unit certificates of deposit and $32.8 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  Due to the nature of public unit certificates of deposit and commercial certificates of deposit, retention rates are not as predictable as for retail certificates of deposit.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments consist primarily of commitments to originate, purchase, or participate in loans or fund lines of credit. Additionally, the Company has investments in several low-income housing partnerships and, under the terms of the agreements, the Company has a commitment to fund a specified amount that will be due in installments over the life of the agreements. See "Part II, Item 8. Financial Statements and Supplementary Data –

Notes to Consolidated Financial Statements – Note 6. Low Income Housing Partnerships and Note 12. Commitments and Contingencies" for additional information regarding these commitments.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Asset and Liability Management and Market Risk

The rates of interest the Bank earns on its assets and pays on its liabilities are generally established contractually for a period of time. Fluctuations in interest rates have a significant impact not only upon our net income, but also upon the cash flows and market values of our financial assets and liabilities. Our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities. Risk associated with changes in interest rates on the earnings of the Bank and the market value of its financial assets and liabilities is known as interest rate risk. Interest rate risk is our most significant market risk, and our ability to adapt to changes in interest rates is known as interest rate risk management.

The general objective of our interest rate risk management program is to determine and manage an appropriate level of interest rate risk while maximizing net interest income in a manner consistent with our policy to manage, to the extent practicable, the exposure of net interest income to changes in market interest rates. The Board of Directors and Asset and Liability Management Committee ("ALCO") regularly review the Bank's interest rate risk exposure by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and the market value of portfolio equity ("MVPE") at various dates. The MVPE is defined as the net of the present value of cash flows from existing assets, liabilities, and off-balance sheet instruments. The present values are determined based upon market conditions as of the date of the analysis, as well as in alternative interest rate environments providing potential changes in the MVPE under those alternative interest rate environments. Net interest income is projected in the same alternative interest rate environments with both a static balance sheet and with management strategies considered. The MVPE and net interest income analyses are also conducted to estimate our sensitivity to rates for future time horizons based upon market conditions as of the date of the analysis. The MVPE ratio continues to be an important measurement for management as we consider the changes in market interest rates, liquidity needs and portfolio balances. MVPE represents a long-term view of the interest sensitivity of the Bank's balance sheet while our net interest income projections inform management of the short-term impacts of pricing decisions. In addition to the interest rate environments presented below, management also reviews the impact of non-parallel rate shock scenarios on a quarterly basis. These scenarios consist of flattening and steepening the yield curve by changing short-term and long-term interest rates independent of each other, and simulating cash flows and determining valuations as a result of these hypothetical changes in interest rates to identify rate environments that pose the greatest risk to the Bank. This analysis helps management quantify the Bank's exposure to changes in the shape of the yield curve.

General assumptions used by management to evaluate the sensitivity of our financial performance to changes in interest rates presented in the tables below are utilized in, and set forth under, the gap table and related notes. Although management finds these assumptions reasonable, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and MVPE indicated in the below tables could vary substantially if different assumptions were used or actual experience differs from these assumptions. To illustrate this point, the projected cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities within the next 12 months as a percent of total assets ("one-year gap") is also provided for an up 200 basis point scenario, as of September 30, 2023.

Qualitative Disclosure about Market Risk

Gap Table. The following gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities based on the information and assumptions set forth in the notes below. Cash flow projections for mortgage-related assets are calculated based in part on prepayment assumptions at current and projected interest rates. Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Assumptions may not reflect how actual yields and costs respond to market interest rate changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment rates would likely deviate significantly from those assumed in calculating the gap table below. A positive gap generally means more cash flows from assets are expected to reprice than cash flows from liabilities and suggests in a rising rate environment, that net interest income should increase. A negative gap generally means more cash flows from liabilities are expected to reprice than cash flows from assets and suggests, in a rising rate environment, that net interest income should decrease. For additional information regarding the impact of changes in interest rates, see the following Change in Net Interest Income and Change in MVPE discussions and tables.

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,432,766	$1,764,668	$1,405,268	$3,383,068	$7,985,770
Securities(2)	341,362	648,456	195,313	200,861	1,385,992
Other interest-earning assets	213,967	—	—	—	213,967
Total interest-earning assets	1,988,095	2,413,124	1,600,581	3,583,929	9,585,729

Interest-bearing liabilities:
Non-maturity deposits(3)	653,670	407,782	351,235	1,991,741	3,404,428
Certificates of deposit	1,499,018	1,037,730	193,262	182	2,730,192
Borrowings(4)	1,021,214	1,287,580	582,261	26,046	2,917,101
Total interest-bearing liabilities	3,173,902	2,733,092	1,126,758	2,017,969	9,051,721

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,185,807)	$(319,968)	$473,823	$1,565,960	$534,008

Cumulative excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,185,807)	$(1,505,775)	$(1,031,952)	$534,008

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
September 30, 2023	(11.7)%	(14.8)%	(10.1)%	5.3%
September 30, 2022	(11.9)

Cumulative one-year gap - interest rates +200 bps at:
September 30, 2023	(11.9)
September 30, 2022	(12.1)

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
(2)MBS reflect projected prepayments at amortized cost. All other securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of September 30, 2023, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts is based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $3.94 billion, for a cumulative one-year gap of (38.7)% of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $365.0 million of FHLB adjustable-rate advances tied to interest rate swaps. The repricing for these liabilities is projected to occur at the maturity date of each interest rate swap.

At September 30, 2023, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.19) billion, or (11.7)% of total assets, compared to $(1.14) billion, or (11.9)% of total assets, at September 30, 2022. The change in the one-year gap amount was due primarily to an increase in the amount of liability cash flows coming due in one year at September 30, 2023 compared to September 30, 2022, partially offset by an increase in the amount of asset cash flows coming due for the same time period. This was due primarily to an increase in the amount of certificates of deposit and borrowings scheduled to mature within one year as of September 30, 2023 compared to September 30, 2022.

The majority of interest-earning assets anticipated to reprice in the coming year are repayments and prepayments on one- to four-family loans and MBS, both of which include the option to prepay without a fee being paid by the contract holder. The amount of interest-bearing liabilities expected to reprice in a given period is not typically impacted significantly by changes in interest rates, because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of September 30, 2023, the Bank's one-year gap is projected to be $(1.21) billion, or (11.9)% of total assets. This compares to a one-year gap of $(1.17) billion, or (12.1)% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2022.

Change in Net Interest Income. The Bank's net interest income projections are a reflection of the response to interest rates of assets and liabilities that are expected to mature or reprice over the next year. Repricing occurs as a result of cash flows that are received or paid on assets or due on liabilities which would be replaced at then current market interest rates or on adjustable-rate products that reset during the next year. The Bank's borrowings and certificate of deposit portfolios have stated maturities and the cash flows related to the Bank's liabilities do not generally fluctuate as a result of changes in interest rates. Cash flows from mortgage-related assets and callable agency debentures can vary significantly as a result of changes in interest rates. As interest rates decrease, borrowers have an economic incentive to lower their cost of debt by refinancing or endorsing their mortgage to a lower interest rate. Similarly, agency debt issuers are more likely to exercise embedded call options for agency securities and issue new securities at a lower interest rate.

For each date presented in the following table, the estimated change in the Bank's net interest income is based on the indicated instantaneous, parallel and permanent change in interest rates. The change in each interest rate environment represents the difference between estimated net interest income in the zero basis point interest rate environment ("base case," assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). Projected cash flows for each scenario are based upon varying prepayment assumptions in an effort to model anticipated customer behavior changes as market rates change. Estimations of net interest income used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any projected gains or losses related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.

Change	Net Interest Income At September 30,
(in Basis Points)	2023			2022
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-200 bp	$126,495	$(6,963)	(5.2)%	$182,458	$(775)	(0.4)%
-100 bp	130,374	(3,084)	(2.3)	183,363	130	0.1
000 bp	133,458	—	—	183,233	—	—
+100 bp	136,147	2,689	2.0	182,737	(496)	(0.3)
+200 bp	138,804	5,346	4.0	182,081	(1,152)	(0.6)
+300 bp	141,494	8,036	6.0	181,394	(1,839)	(1.0)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.
The net interest income projection was lower in the base case scenario at September 30, 2023 compared to September 30, 2022 due primarily to higher interest expense projections on the Bank's liabilities compared to the increase in the interest income projections on the Bank's assets. This was primarily driven by faster increases in the cost of liabilities during fiscal year 2023, compared to the increase in asset yields. The increase in the cost of liabilities was due mainly to an increase in the balance and rate of the certificate of deposit portfolio, an increase in the rates paid on money market accounts, and an increase in the balance of higher-costing borrowings during the current year. This was partially offset by higher projected income on loans receivable due to a higher balance and yield on the portfolio compared to September 30, 2022.

In the rising and declining interest rate scenarios, the variability of net interest income projections has become more significant due to the composition of the balance sheet and the elevated interest rate environment. At September 30, 2023, the Bank's balance of cash and cash equivalents was $245.6 million with an average yield of 4.70% compared to a balance of $49.2 million with an average yield of 1.75% at September 30, 2022. As a result, in each interest rate scenario, there was a greater impact on net interest income at September 30, 2023 compared to September 30, 2022 due to the higher cash balance. Additionally, due to compositional changes in the Bank's deposit portfolio between periods (increase in certificates of deposit and decrease in non-maturity deposits), the impact from instantaneous, parallel and permanent changes in the various interest rate scenarios was less pronounced at September 30, 2023. More generally, however, increases in net interest income in the rising rate scenarios are due to the degree to which loan repayments that are projected to reprice upward are greater than the projected increase in deposit rates in the next 12 months. In the declining rate scenarios, loan repayments are repriced at rates that do not fully offset the higher cost of liabilities that are expected to reprice in the next 12 months.

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

The following table sets forth the estimated change in the MVPE for each date presented based on the indicated instantaneous, parallel, and permanent change in interest rates. The change in each interest rate environment represents the difference between the MVPE in the base case (assumes the forward market interest rates implied by the yield curve are realized) and the MVPE in each alternative interest rate environment (assumes market interest rates have a parallel shift in rates). Projected cash flows for each scenario are based upon varying prepayment assumptions to model anticipated customer behavior as market rates change. The estimations of the MVPE used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates were used in each alternative interest rate environment. The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The table below presents the effects of the changes in interest rates on our assets and liabilities as they mature, repay, or reprice, as shown by the change in the MVPE for alternative interest rates.

Change	Market Value of Portfolio Equity At September 30,
(in Basis Points)	2023			2022
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-200 bp	$1,302,781	$283,093	27.8%	$1,299,340	$404,353	45.2%
-100 bp	1,145,404	125,716	12.3	1,024,167	129,180	14.4
000 bp	1,019,688	—	—	894,987	—	—
+100 bp	888,642	(131,046)	(12.9)	759,165	(135,822)	(15.2)
+200 bp	757,870	(261,818)	(25.7)	625,864	(269,123)	(30.1)
+300 bp	632,716	(386,972)	(38.0)	500,730	(394,257)	(44.1)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The percentage change in the Bank's MVPE at both September 30, 2023 and September 30, 2022 was negative in all rising interest rate scenarios. The Bank's MVPE increased from $895.0 million at September 30, 2022 to $1.02 billion at September 30, 2023. The increase was primarily a result of refinements made during the current year in calculating the estimated fair value of the Bank's balance sheet; specifically, related to the treatment of unrealized gains and losses associated with its AFS securities portfolio. Previously, at September 30, 2022, net unrealized losses associated with the Bank's AFS securities portfolio were included in both the calculation of the estimated market value of assets and the estimated market value of securities. Unrealized gains and losses associated with the Bank's AFS securities portfolio are now only reflected in the estimated market value of its securities.

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

In the increasing rate scenarios, the sensitivity reflects the negative impacts of rates on the value of the Bank's loan and securities portfolios more so than on its deposit and borrowings portfolios. In the decreasing interest rate scenarios, the Bank's MVPE increased due to a larger increase in the market value of the Bank's assets than the Bank's liabilities. This is because the Bank's mortgage-related assets continue to have a longer duration in these interest rate scenarios which results in greater sensitivity in market value as interest rates change.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of September 30, 2023. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	$1,384,482	1.35%	4.2		14.3%
Loans receivable:
Fixed-rate one- to four-family	5,605,281	3.29	6.9	70.2%	57.6
Fixed-rate commercial	456,087	4.44	3.1	5.7	4.7
All other fixed-rate loans	78,005	4.48	7.3	1.0	0.8
Total fixed-rate loans	6,139,373	3.39	6.7	76.9	63.1
Adjustable-rate one- to four-family	916,660	3.73	4.5	11.5	9.4
Adjustable-rate commercial	831,400	5.92	7.6	10.4	8.5
All other adjustable-rate loans	96,948	8.26	3.1	1.2	1.0
Total adjustable-rate loans	1,845,008	4.95	5.8	23.1	18.9
Total loans receivable	7,984,381	3.75	6.5	100.0%	82.0
FHLB stock	110,714	9.22	2.1		1.2
Cash and cash equivalents	245,605	4.70	—		2.5
Total interest-earning assets	$9,725,182	3.50	5.9		100.0%

Non-maturity deposits	$2,762,702	1.06	6.7	50.3%	33.0%
Retail certificates of deposit	2,533,954	3.47	1.3	46.1	30.2
Commercial certificates of deposit	48,751	3.56	1.0	0.9	0.6
Public unit certificates of deposit	147,487	4.44	0.6	2.7	1.8
Total interest-bearing deposits	5,492,894	2.28	4.0	100.0%	65.6
Term borrowings	2,882,828	3.34	1.8		34.4
Total interest-bearing liabilities	$8,375,722	2.65	3.2		100.0%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Capitol Federal Financial, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Capitol Federal Financial, Inc. and subsidiary (the “Company”) as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2023, of the Company and our report dated November 29, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
November 29, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Capitol Federal Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capitol Federal Financial, Inc. and subsidiary (the "Company") as of September 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Allowance for Credit Losses — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The allowance for credit losses (ACL) is a valuation amount that is deducted from the amortized cost basis of loans, which represents management’s current expectations of total expected credit losses included in the Company’s loan portfolio as of the balance sheet date. In management’s ACL model, average historical loss rates on loan pools with similar risk characteristics are compared to historical data and a correlation is estimated using regression analysis. Each quarter, the Company's ACL model pairs the results of the regression analysis with a third party provided economic forecast in order to project future loss rates for a reasonable and supportable time period before reverting back to long-term historical averages for each economic index. The forecast-adjusted loss rate is applied to the loans over their remaining contractual lives, adjusted for prepayments and curtailments. The ACL model generates aggregated estimated cash flows for the time period that remains in each loan's contractual life, which are discounted back to the reporting date using each loan's effective yield to arrive at a present value of future cash flows, which is compared to the amortized cost basis of the loan pool to determine the amount of ACL necessary. Management evaluates qualitative factors not included in historical loss rates, macroeconomic forecasts, or other model inputs and/or other ACL assumptions, considering risks related to loan portfolio attributes and external factors, and adjusts the modeled ACL as deemed appropriate based upon the assessment.

We identified the allowance for credit losses estimated by the third-party economic forecast and qualitative factor adjustments as a critical audit matter because of the significant estimates and assumptions required by management in determining the ACL. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists, when performing audit procedures to evaluate the reasonableness of management’s significant estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ACL model included the following, among others:
•We tested the effectiveness of controls over the Company’s ACL model including those over the determination of the qualitative adjustments and management’s review of the adequacy of the ACL.
•With the assistance of our credit specialists, we evaluated the appropriateness of the ACL model, data elements utilized in the ACL model such as portfolio segmentation into loan pools, forecast and reversion to mean time periods, and economic forecasts, and evaluated reasonableness of the use of qualitative factor adjustments to the outputs of the modeled ACL.
•We evaluated the economic forecast used, including reasonableness and basis for the selected economic forecast by comparing to internal and external sources.
•We evaluated the qualitative factor adjustments including reasonableness and basis for the adjustments which include market and economic conditions and/or portfolio performance metrics.
•We reviewed independent economic statistics, such as common macroeconomic indicators as well as industry peers, and we used data analytics to identify changes in the loan portfolio to assess the completeness of management’s qualitative adjustments.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
November 29, 2023

We have served as the Company's auditor since 1974.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2023 and 2022 (Dollars in thousands, except per share amounts)

	2023	2022
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $213,830 and $27,467)	$245,605	$49,194
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $1,385,992 and $1,768,490)	1,384,482	1,563,307
Loans receivable, net (allowance for credit losses ("ACL") of $23,759 and $16,371)	7,970,949	7,464,208
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	110,714	100,624
Premises and equipment, net	91,531	94,820
Income taxes receivable, net	8,531	1,266
Deferred income tax assets, net	29,605	33,884
Other assets	336,044	317,594
TOTAL ASSETS	$10,177,461	$9,624,897

LIABILITIES:
Deposits	$6,051,220	$6,194,866
Borrowings	2,879,125	2,132,154
Advances by borrowers	62,993	80,067
Other liabilities	140,069	121,311
Total liabilities	9,133,407	8,528,398

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 135,936,375 and 138,858,884 shares issued and outstanding as of September 30, 2023 and 2022, respectively	1,359	1,388
Additional paid-in capital	1,166,643	1,190,213
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(28,083)	(29,735)
Retained earnings	(104,565)	80,266
Accumulated other comprehensive income (loss) ("AOCI"), net of tax	8,700	(145,633)
Total stockholders' equity	1,044,054	1,096,499
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,177,461	$9,624,897

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2023, 2022, and 2021 (Dollars in thousands, except per share amounts)

	2023	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans receivable	$280,087	$228,531	$229,897
Cash and cash equivalents	43,796	18,304	144
Mortgage-backed securities ("MBS")	18,520	19,406	21,399
FHLB stock	13,821	10,031	3,916
Investment securities	3,565	3,268	2,825
Total interest and dividend income	359,789	279,540	258,181
INTEREST EXPENSE:
Borrowings	124,250	52,490	34,774
Deposits	82,267	34,456	48,406
Total interest expense	206,517	86,946	83,180
NET INTEREST INCOME	153,272	192,594	175,001
PROVISION FOR CREDIT LOSSES	6,838	(4,630)	(8,510)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	146,434	197,224	183,511
NON-INTEREST INCOME:
Deposit service fees	12,745	13,798	12,282
Insurance commissions	3,487	2,947	3,030
Gain on sale of Visa Class B shares	—	—	7,386
Net loss from securities transactions	(192,622)	—	—
Other non-interest income	4,935	6,085	5,388
Total non-interest income	(171,455)	22,830	28,086
NON-INTEREST EXPENSE:
Salaries and employee benefits	51,491	56,600	56,002
Information technology and related expense	23,425	18,311	17,922
Occupancy, net	14,236	14,370	14,045
Regulatory and outside services	6,039	6,192	5,764
Federal insurance premium	4,456	3,020	2,545
Advertising and promotional	4,305	5,178	5,133
Deposit and loan transaction costs	2,694	2,797	2,761
Office supplies and related expense	2,499	1,951	1,715
Loss on interest rate swap termination	—	—	4,752
Other non-interest expense	4,789	4,432	4,930
Total non-interest expense	113,934	112,851	115,569
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(138,955)	107,203	96,028
INCOME TAX (BENEFIT) EXPENSE	(37,296)	22,750	19,946
NET (LOSS) INCOME	$(101,659)	$84,453	$76,082

Basic (loss) earnings per share ("EPS")	$(0.76)	$0.62	$0.56
Diluted EPS	$(0.76)	$0.62	$0.56

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2023, 2022, and 2021 (Dollars in thousands)

	2023	2022	2021
Net (loss) income	$(101,659)	$84,453	$76,082
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on AFS securities arising during the period, net of taxes of $(2,696), $51,565, and $6,116	8,355	(159,770)	(19,077)
Reclassification adjustment for net losses on AFS securities included in net income, net of taxes of $(47,000), $0, and $0	145,622	—	—
Unrealized gains (losses) on cash flow hedges arising during the period, net of taxes of $(1,923), $(8,177), and $(1,775)	5,957	25,339	5,712
Reclassification adjustment for cash flow hedge amounts included in net income, net of taxes of $1,808, $(1,647), and $(4,378)	(5,601)	5,103	13,565
Comprehensive income (loss)	$52,674	$(44,875)	$76,282

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2023, 2022, and 2021 (Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2020	$1,389	$1,189,853	$(33,040)	$143,162	$(16,505)	$1,284,859

Cumulative effect of adopting Accounting Standards Update ("ASU") 2016-13				(2,288)		(2,288)
Net income, fiscal year 2021				76,082		76,082
Other comprehensive income, net of tax					200	200
ESOP activity		383	1,653			2,036
Restricted stock activity, net		(16)				(16)
Stock-based compensation		496				496
Repurchase of common stock	(1)	(1,407)		(122)		(1,530)
Stock options exercised		324				324
Cash dividends to stockholders ($0.87 per share)				(117,890)		(117,890)
Balance at September 30, 2021	1,388	1,189,633	(31,387)	98,944	(16,305)	1,242,273

Net income, fiscal year 2022				84,453		84,453
Other comprehensive loss, net of tax					(129,328)	(129,328)
ESOP activity		88	1,652			1,740
Restricted stock activity, net		(6)				(6)
Stock-based compensation		498				498
Cash dividends to stockholders ($0.76 per share)				(103,131)		(103,131)
Balance at September 30, 2022	1,388	1,190,213	(29,735)	80,266	(145,633)	1,096,499

Net loss, fiscal year 2023				(101,659)		(101,659)
Other comprehensive income, net of tax					154,333	154,333
ESOP activity		(473)	1,652			1,179
Stock-based compensation		327				327
Repurchase of common stock	(29)	(23,424)				(23,453)
Cash dividends to stockholders ($0.62 per share)				(83,172)		(83,172)
Balance at September 30, 2023	$1,359	$1,166,643	$(28,083)	$(104,565)	$8,700	$1,044,054

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2023, 2022, and 2021 (Dollars in thousands)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(101,659)	$84,453	$76,082
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(13,821)	(10,031)	(3,916)
Provision for credit losses	6,838	(4,630)	(8,510)
Originations of loans receivable held-for-sale ("LHFS")	(1,217)	(1,088)	(1,780)
Proceeds from sales of LHFS	1,222	1,113	1,825
Amortization and accretion of premiums and discounts on securities	3,016	4,967	6,206
Depreciation and amortization of premises and equipment	9,039	9,365	9,372
Amortization of intangible assets	1,069	1,372	1,578
Amortization of deferred amounts related to FHLB advances, net	1,643	1,804	1,582
Common stock committed to be released for allocation - ESOP	1,179	1,740	2,036
Stock-based compensation	327	498	496
Provision for deferred income taxes	(45,520)	2,047	(1,668)
Gain on the sale of Visa Class B shares	—	—	(7,386)
Net loss from securities transactions	192,622	—	—
Changes in:
Unrestricted cash collateral from derivative counterparties, net	1,940	12,050	—
Other assets, net	2,528	6,661	12,751
Income taxes payable/receivable, net	(7,303)	(2,197)	105
Other liabilities	(4,372)	(10,823)	(14,306)
Net cash provided by operating activities	47,531	97,301	74,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	—	(88,026)	(1,079,351)
Proceeds from calls, maturities and principal reductions of AFS securities	186,860	323,025	594,294
Proceeds from the redemption of FHLB stock	358,491	302,243	25,386
Purchase of FHLB stock	(354,760)	(319,415)	(1,029)
Net change in loans receivable	(520,229)	(381,561)	132,800
Proceeds from sale of participating interest in loans receivable	5,563	—	—
Purchase of premises and equipment	(6,281)	(5,557)	(9,410)
Proceeds from sale of other real estate owned ("OREO")	533	692	194
Proceeds from the sale of Visa Class B shares	—	—	7,386
Proceeds from sale of assets held-for-sale	—	—	2,619
Proceeds from bank-owned life insurance ("BOLI") death benefit	720	1,023	443
Net cash (used in) investing activities	(329,103)	(167,576)	(326,668)

			(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2023, 2022, and 2021 (Dollars in thousands)

	2023	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(83,172)	(103,131)	(117,890)
Net change in deposits	(143,646)	(402,530)	405,988
Proceeds from borrowings	4,293,870	1,454,402	1,143,800
Repayments on borrowings	(3,548,542)	(906,902)	(1,346,800)
Change in advances by borrowers	(17,074)	7,338	7,008
Payment of FHLB prepayment penalties	—	—	(5,077)
Repurchase of common stock	(23,453)	—	(4,568)
Stock options exercised	—	—	324
Net cash provided by financing activities	477,983	49,177	82,785

NET INCREASE / (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	196,411	(21,098)	(169,416)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	49,194	70,292	239,708
End of year	$245,605	$49,194	$70,292

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$5,424	$13,559	$13,057
Interest payments	$188,908	$83,833	$83,646

See accompanying notes to consolidated financial statements.			(Concluded)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, and 2021

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business - Capitol Federal Financial, Inc. (the "Company") provides a full range of retail banking services through its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"), a federal savings bank, which has 46 traditional and five in-store banking offices serving primarily the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and portions of the Kansas City metropolitan area. The Bank emphasizes mortgage lending, primarily originating and purchasing one- to four-family loans, and providing personal retail financial services, along with offering commercial banking and lending products.

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

Cash, Cash Equivalents and Restricted Cash - Cash, cash equivalents, and restricted cash reported in the statement of cash flows which consisted entirely of cash and cash equivalents at September 30, 2023 and 2022, respectively. Restricted cash relates to the collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps. There was no restricted cash included in other assets on the consolidated balance sheet at September 30, 2023 or September 30, 2022. See additional discussion regarding the interest rate swaps in "Note 8. Deposits and Borrowed Funds."

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

Accrued interest receivable for all securities is reported in other assets on the consolidated balance sheet and totaled $3.1 million and $4.2 million at September 30, 2023 and 2022, respectively. The Company excludes accrued interest from the amortized cost of securities and does not measure ACL for accrued interest. Interest accrued but not received is reversed against interest income.

Securities that management has the intention and ability to hold to maturity are classified as HTM and reported at amortized cost. Such securities are adjusted for the amortization of premiums and discounts which are recognized as adjustments to interest income over the life of the securities using the level-yield method. At September 30, 2023 and 2022, the portfolio did not contain any securities classified as HTM.

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

Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income in the consolidated statements of income. During the fiscal years ended September 30, 2023 and 2022, neither the Company nor the Bank maintained a trading securities portfolio.

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

Changes in the ACL on AFS debt securities are recorded as an increase or decrease in the provision for credit losses on the consolidated statements of income. Losses are charged against the ACL on securities when management believes the collectability of an AFS security is in doubt or when either of the conditions regarding intent or requirement to sell is met. Interest accrued on AFS debt securities but not received is also reversed against interest income. As of September 30, 2023 and 2022, the Company did not identify any credit losses related to the Company's AFS debt securities so there was no ACL on AFS debt securities as of those dates.

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

Interest on loans receivable is accrued based on the principal amount outstanding. Accrued interest receivable for loans is reported in other assets on the consolidated balance sheet and totaled $25.0 million and $19.4 million at September 30, 2023 and 2022, respectively. The Company does not calculate ACL for accrued interest. Interest accrued but not received is reversed against interest income.

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

Nonaccrual loans - The accrual of income on loans is generally discontinued when interest or principal payments are 90 days in arrears. We also report certain troubled debt restructuring ("TDR") loans as nonaccrual loans that are required to be reported as such pursuant to regulatory reporting requirements. Loans on which the accrual of income has been discontinued are designated as nonaccrual and all delinquent accrued interest is reversed. A nonaccrual one- to four-family or consumer loan is returned to accrual status once the contractual payments have been made to bring the loan less than 90 days past due or, in the case of a TDR loan, the borrower has made the required consecutive loan payments. A nonaccrual commercial loan is returned to accrual status once the loan has been current for a minimum of six months, all fees and interest are paid current, the loan has a sufficient debt service coverage ratio, and the loan is well secured and within policy.

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

One- to four-family loans and consumer home equity loans are deemed to be collateral dependent and individually evaluated for loss when the loan is generally 180 days delinquent, and any identified losses are charged-off at that time. Losses are based on new collateral values obtained through appraisals, less estimated costs to sell. Anticipated private mortgage insurance proceeds are taken into consideration when calculating the loss amount. If the Bank holds the first and second mortgage, both loans are combined when evaluating whether there is a potential loss on the loan. When a non-real estate secured consumer loan is 120 days delinquent, any identified losses are charged-off. Commercial loans are individually evaluated for loss if management determines they exhibit unique risk characteristics. Specific allocations of ACL are established and/or losses are charged-off prior to a loan becoming 120 days delinquent when it is determined, through the analysis of any available current financial information regarding the borrower, that the borrower is not able to service the debt and there is little or no prospect for near term improvement. In the case of secured loans, the loan is deemed to be collateral dependent when this occurs, and the specific allocation of ACL and/or charge-off amount is based on a comparison of the amounts due from the borrower and calculated current fair value of the collateral after consideration of estimated costs to sell.

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

Reserve for Off-Balance Sheet Credit Exposures - The Company's off-balance sheet credit exposures are comprised of unfunded portions of existing loans, such as lines of credit and construction loans, and commitments to originate or purchase loans that are not unconditionally cancellable by the Company. Expected credit losses on these amounts are calculated using the same methodology that is applied in the ACL model and qualitative factors are also considered; however, the estimate of credit risk for off-balance sheet credit exposures also takes into consideration the likelihood that funding of the unfunded amount/commitment will occur. The reserve for these off-balance sheet credit exposures is recorded as a liability and is presented in other liabilities on the consolidated balance sheet. Changes to the reserve on off-balance sheet credit exposures are recorded through increases or decreases to the provision for credit losses on the consolidated statements of income.

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

The calculated amounts of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum remaining lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company includes the extended term in the calculation of the right-of-use asset and lease liability. Generally, the Company cannot practically determine the interest rate implicit in the lease, so the Company's incremental borrowing rate is used as the discount rate for the lease. The Company uses FHLB advance interest rates, which have been deemed as the Company's incremental borrowing rate, at lease inception based upon the term of the lease. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Recent Accounting Pronouncements - In March 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, this ASU requires that an entity disclose current-period gross write-offs by year of origination for financing receivables within the scope of ASC 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. This ASU is effective for the Company on October 1, 2023. The Company intends to apply a modified retrospective approach when adopting the ASU. Upon adoption, a cumulative-effect adjustment will be recognized in retained earnings, net of tax. While the adoption of this ASU will result in enhanced disclosures, the adoption of this ASU will not have a material impact on the Company's consolidated financial condition and results of operations.

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

	For the Year Ended September 30,
	2023	2022	2021
	(Dollars in thousands, except per share amounts)
Net (loss) income	$(101,659)	$84,453	$76,082
Loss (Income) allocated to participating securities	51	(45)	(50)
Net (loss) income available to common stockholders	$(101,608)	$84,408	$76,032

Total basic average common shares outstanding	133,556,864	135,700,447	135,481,232
Effect of dilutive stock options	—	—	14,363
Total diluted average common shares outstanding	133,556,864	135,700,447	135,495,595

Net EPS:
Basic	$(0.76)	$0.62	$0.56
Diluted	$(0.76)	$0.62	$0.56

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	369,421	516,603	206,284

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of the MBS and investment securities portfolios are composed of securities issued by GSEs.

	September 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$901,440	$113	$819	$900,734
GSE debentures	479,610	—	182	479,428
Corporate bonds	4,000	—	622	3,378
Municipal bonds	942	—	—	942
	$1,385,992	$113	$1,623	$1,384,482

	September 30, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$1,243,270	$365	$155,011	$1,088,624
GSE debentures	519,977	—	50,150	469,827
Corporate bonds	4,000	—	305	3,695
Municipal bonds	1,243	—	82	1,161
	$1,768,490	$365	$205,548	$1,563,307

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	September 30, 2023
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$6,179	$109	$34,555	$710
GSE debentures	—	—	24,818	182
Corporate bonds	—	—	3,378	622
	$6,179	$109	$62,751	$1,514

	September 30, 2022
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$338,013	$22,563	$715,281	$132,448
GSE debentures	—	—	469,827	50,150
Corporate bonds	3,695	305	—	—
Municipal bonds	1,161	82	—	—
	$342,869	$22,950	$1,185,108	$182,598

The unrealized losses at September 30, 2023 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. As of September 30, 2023, management intended to sell securities with an estimated fair value of $1.30 billion; therefore an unrealized loss of $192.6 million associated with those securities was recognized in the consolidated statement of income for the year ended September 30, 2023 as a net loss from securities transactions. Management did not record an ACL on the remaining securities in an unrealized loss position at September 30, 2023 because scheduled coupon payments have been made, management anticipates that the entire principal balance will be collected as scheduled, and neither does the Company intend to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of AFS debt securities as of September 30, 2023, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$72,800	$72,618
One year through five years	406,810	406,810
Five years through ten years	4,942	4,320
	484,552	483,748
MBS	901,440	900,734
	$1,385,992	$1,384,482

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Year Ended September 30,
	2023	2022	2021
	(Dollars in thousands)
Taxable	$3,538	$3,234	$2,710
Non-taxable	27	34	115
	$3,565	$3,268	$2,825

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	September 30,
	2023	2022
	(Dollars in thousands)
Federal Reserve Bank of Kansas City ("FRB of Kansas City") borrowings	$519,195	$46,283
Public unit deposits	178,396	125,496
FHLB advances	—	572,913
	$697,591	$744,692

During fiscal year 2021, the Company sold its Visa Class B shares. The proceeds and realized gain related to the sale of the Visa Class B shares were each $7.4 million. All other dispositions of securities during fiscal years 2023, 2022, and 2021 were the result of principal repayments, calls, or maturities. In October 2023, the Bank sold $1.30 billion of AFS securities. The Bank received gross proceeds of $1.27 billion from the sale and realized gross losses of $14.9 million and gross gains of $1.6 million, which will be reported in the Company's consolidated statement of income for fiscal year 2024.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable, net at September 30, 2023 and 2022 is summarized as follows:

	2023	2022
	(Dollars in thousands)
One- to four-family:
Originated	$3,978,837	$3,988,469
Correspondent purchased	2,405,911	2,201,886
Bulk purchased	137,193	147,939
Construction	69,974	66,164
Total	6,591,915	6,404,458
Commercial:
Commercial real estate	995,788	745,301
Commercial and industrial	112,953	79,981
Construction	178,746	141,062
Total	1,287,487	966,344
Consumer:
Home equity	95,723	92,203
Other	9,256	8,665
Total	104,979	100,868

Total loans receivable	7,984,381	7,471,670

Less:
ACL	23,759	16,371
Deferred loan fees/discounts	31,335	29,736
Premiums/deferred costs	(41,662)	(38,645)
	$7,970,949	$7,464,208

As of September 30, 2023 and 2022, the Bank serviced loans for others aggregating $44.2 million and $49.8 million, respectively. Such loans are not included in the accompanying consolidated balance sheets. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees withheld from investors and certain charges collected from borrowers, such as late payment fees. The Bank held borrowers' escrow balances on loans serviced for others of $972 thousand and $1.1 million as of September 30, 2023 and 2022, respectively.

Lending Practices and Underwriting Standards - Originating one- to four-family loans is the Bank's primary lending business. The Bank also purchases one- to four-family loans from correspondent lenders and originates consumer loans primarily secured by one- to four-family residential properties and originates and participates in commercial loans. The Bank has a loan concentration in one- to four-family loans and a geographic concentration of these loans in Kansas and Missouri.

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

The following table sets forth, as of the dates indicated, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. All revolving lines of credit and revolving lines of credit converted to term loans are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At September 30, 2023 and September 30, 2022, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	September 30, 2023
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2022	2021	2020	2019	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$318,569	$597,298	$874,518	$568,081	$251,773	$1,398,616	$—	$—	$4,008,855
Special Mention	—	1,883	1,468	767	1,863	8,067	—	—	14,048
Substandard	292	155	221	564	939	7,954	—	—	10,125
Correspondent purchased
Pass	346,084	517,976	607,968	246,926	62,744	643,520	—	—	2,425,218
Special Mention	308	674	1,674	420	357	1,133	—	—	4,566
Substandard	—	—	—	564	—	5,402	—	—	5,966
Bulk purchased
Pass	—	—	—	—	—	134,464	—	—	134,464
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,208	—	—	3,208
	665,253	1,117,986	1,485,849	817,322	317,676	2,202,364	—	—	6,606,450
Commercial:
Commercial real estate
Pass	403,269	301,164	208,942	81,478	82,027	79,170	10,448	—	1,166,498
Special Mention	2,483	—	—	—	—	—	—	—	2,483
Substandard	67	—	—	594	219	255	—	—	1,135
Commercial and industrial
Pass	30,206	23,166	11,740	3,228	2,693	748	27,104	—	98,885
Special Mention	13,191	—	—	—	—	—	699	—	13,890
Substandard	—	—	—	73	—	82	—	—	155
	449,216	324,330	220,682	85,373	84,939	80,255	38,251	—	1,283,046
Consumer:
Home equity
Pass	5,501	5,624	1,955	1,069	746	2,224	72,119	6,205	95,443
Special Mention	—	46	—	—	—	21	62	195	324
Substandard	—	—	—	—	—	15	125	48	188
Other
Pass	4,758	2,693	787	338	133	129	412	—	9,250
Special Mention	—	—	—	4	—	—	—	1	5
Substandard	2	—	—	—	—	—	—	—	2
	10,261	8,363	2,742	1,411	879	2,389	72,718	6,449	105,212

Total	$1,124,730	$1,450,679	$1,709,273	$904,106	$403,494	$2,285,008	$110,969	$6,449	$7,994,708

	September 30, 2022
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Year	Year	Year	Year	Year	Prior	Line of
	2022	2021	2020	2019	2018	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$563,460	$930,019	$624,274	$281,342	$212,037	$1,406,444	$—	$4,017,576
Special Mention	47	457	1,111	518	428	7,641	—	10,202
Substandard	158	—	278	1,106	256	8,968	—	10,766
Correspondent purchased
Pass	494,854	651,363	273,626	69,752	104,150	627,390	—	2,221,135
Special Mention	—	—	—	355	1,186	1,197	—	2,738
Substandard	—	—	—	168	513	4,783	—	5,464
Bulk purchased
Pass	—	—	—	—	—	144,840	—	144,840
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,637	—	3,637
	1,058,519	1,581,839	899,289	353,241	318,570	2,204,900	—	6,416,358
Commercial:
Commercial real estate
Pass	366,794	221,001	111,689	86,456	41,322	46,383	7,436	881,081
Special Mention	565	—	—	—	—	—	—	565
Substandard	436	—	594	221	239	30	—	1,520
Commercial and industrial
Pass	38,442	17,453	5,708	4,212	919	630	11,413	78,777
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	78	—	73	10	1,052	1,213
	406,237	238,454	118,069	90,889	42,553	47,053	19,901	963,156
Consumer:
Home equity
Pass	6,447	2,375	1,486	982	992	2,020	77,448	91,750
Special Mention	—	66	—	—	—	—	233	299
Substandard	—	—	—	18	—	3	331	352
Other
Pass	4,207	1,977	843	408	651	201	369	8,656
Special Mention	—	—	7	—	—	—	—	7
Substandard	1	—	—	—	—	—	—	1
	10,655	4,418	2,336	1,408	1,643	2,224	78,381	101,065

Total	$1,475,411	$1,824,711	$1,019,694	$445,538	$362,766	$2,254,177	$98,282	$7,480,579

Delinquency Status - The following tables set forth, as of the dates indicated, the amortized cost of current loans, loans 30 to 89 days delinquent, and loans 90 or more days delinquent or in foreclosure ("90+/FC"), by class of financing receivable and year of origination or most recent credit decision as of the dates indicated. All revolving lines of credit and revolving lines of credit converted to term loans are presented separately, regardless of origination year.

	September 30, 2023
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2022	2021	2020	2019	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$318,211	$598,283	$875,563	$567,975	$253,546	$1,407,090	$—	$—	$4,020,668
30-89	358	898	644	1,437	820	5,960	—	—	10,117
90+/FC	292	155	—	—	209	1,587	—	—	2,243
Correspondent purchased
Current	346,084	518,650	608,573	247,346	62,652	643,739	—	—	2,427,044
30-89	308	—	1,069	564	449	2,862	—	—	5,252
90+/FC	—	—	—	—	—	3,454	—	—	3,454
Bulk purchased
Current	—	—	—	—	—	136,577	—	—	136,577
30-89	—	—	—	—	—	153	—	—	153
90+/FC	—	—	—	—	—	942	—	—	942
	665,253	1,117,986	1,485,849	817,322	317,676	2,202,364	—	—	6,606,450
Commercial:
Commercial real estate
Current	404,867	301,164	208,942	81,478	82,027	79,188	10,448	—	1,168,114
30-89	36	—	—	—	—	—	—	—	36
90+/FC	916	—	—	594	219	237	—	—	1,966
Commercial and industrial
Current	43,397	23,166	11,740	3,228	2,690	748	27,684	—	112,653
30-89	—	—	—	—	2	—	57	—	59
90+/FC	—	—	—	73	1	82	62	—	218
	449,216	324,330	220,682	85,373	84,939	80,255	38,251	—	1,283,046
Consumer:
Home equity
Current	5,428	5,631	1,955	990	746	2,195	71,986	6,312	95,243
30-89	73	39	—	79	—	50	239	125	605
90+/FC	—	—	—	—	—	15	81	11	107
Other
Current	4,737	2,613	765	338	132	129	412	—	9,126
30-89	17	80	22	4	1	—	—	1	125
90+/FC	6	—	—	—	—	—	—	—	6
	10,261	8,363	2,742	1,411	879	2,389	72,718	6,449	105,212

Total	$1,124,730	$1,450,679	$1,709,273	$904,106	$403,494	$2,285,008	$110,969	$6,449	$7,994,708

	September 30, 2022
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving
	Year	Year	Year	Year	Year	Prior	Line of
	2022	2021	2020	2019	2018	Years	Credit	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$563,507	$930,476	$625,110	$282,598	$212,549	$1,417,268	$—	$4,031,508
30-89	—	—	553	—	64	3,506	—	4,123
90+/FC	158	—	—	368	108	2,279	—	2,913
Correspondent purchased
Current	494,854	651,363	273,626	70,107	105,336	629,150	—	2,224,436
30-89	—	—	—	—	—	1,117	—	1,117
90+/FC	—	—	—	168	513	3,103	—	3,784
Bulk purchased
Current	—	—	—	—	—	146,399	—	146,399
30-89	—	—	—	—	—	921	—	921
90+/FC	—	—	—	—	—	1,157	—	1,157
	1,058,519	1,581,839	899,289	353,241	318,570	2,204,900	—	6,416,358
Commercial:
Commercial real estate
Current	367,795	221,001	111,689	86,456	41,322	46,383	7,436	882,082
30-89	—	—	—	—	—	—	—	—
90+/FC	—	—	594	221	239	30	—	1,084
Commercial and industrial
Current	38,442	17,453	5,786	4,212	919	630	12,465	79,907
30-89	—	—	—	—	—	—	—	—
90+/FC	—	—	—	—	73	10	—	83
	406,237	238,454	118,069	90,889	42,553	47,053	19,901	963,156
Consumer:
Home equity
Current	6,447	2,441	1,429	1,000	980	1,999	77,633	91,929
30-89	—	—	57	—	12	24	226	319
90+/FC	—	—	—	—	—	—	153	153
Other
Current	4,205	1,964	844	404	651	201	368	8,637
30-89	2	13	6	4	—	—	1	26
90+/FC	1	—	—	—	—	—	—	1
	10,655	4,418	2,336	1,408	1,643	2,224	78,381	101,065

Total	$1,475,411	$1,824,711	$1,019,694	$445,538	$362,766	$2,254,177	$98,282	$7,480,579

Delinquent and Nonaccrual Loans - The following tables present the amortized cost, at the dates indicated, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total loans. At September 30, 2023 and 2022, all loans 90 or more days delinquent were on nonaccrual status. The increase in loans 30 to 89 days delinquent during the current year was due mainly to delinquencies returning to more historical levels as government payment assistance programs expired.

	September 30, 2023
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$10,117	$2,243	$12,360	$4,020,668	$4,033,028
Correspondent purchased	5,252	3,454	8,706	2,427,044	2,435,750
Bulk purchased	153	942	1,095	136,577	137,672
Commercial:
Commercial real estate	36	1,966	2,002	1,168,114	1,170,116
Commercial and industrial	59	218	277	112,653	112,930
Consumer:
Home equity	605	107	712	95,243	95,955
Other	125	6	131	9,126	9,257
	$16,347	$8,936	$25,283	$7,969,425	$7,994,708

	September 30, 2022
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$4,123	$2,913	$7,036	$4,031,508	$4,038,544
Correspondent purchased	1,117	3,784	4,901	2,224,436	2,229,337
Bulk purchased	921	1,157	2,078	146,399	148,477
Commercial:
Commercial real estate	—	1,084	1,084	882,082	883,166
Commercial and industrial	—	83	83	79,907	79,990
Consumer:
Home equity	319	153	472	91,929	92,401
Other	26	1	27	8,637	8,664
	$6,506	$9,175	$15,681	$7,464,898	$7,480,579

The amortized cost of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2023 and 2022 was $2.5 million and $2.0 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the tables above.   The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $219 thousand at September 30, 2023 and $328 thousand at September 30, 2022.

The following table presents the amortized cost at September 30, 2023 and September 30, 2022, by class, of loans classified as nonaccrual. Additionally, the amortized cost of nonaccrual loans that had no related ACL is presented, all of which were individually evaluated for loss and any identified losses have been charged off.

	2023		2022
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
One- to four-family:
Originated	$2,457	$471	$3,135	$1,018
Correspondent purchased	3,739	285	3,784	304
Bulk purchased	942	630	1,157	630
Commercial:
Commercial real estate	1,984	446	1,084	449
Commercial and industrial	218	155	161	161
Consumer:
Home equity	107	3	172	19
Other	6	—	1	—
	$9,453	$1,990	$9,494	$2,581

TDRs - The following tables present the amortized cost for the periods presented, prior to restructuring and immediately after restructuring in all loans restructured during the years presented. These tables do not reflect the amortized cost at the end of the periods indicated. Any increase in the amortized cost at the time of the restructuring was generally due to the capitalization of delinquent interest and/or escrow balances.

	For the Year Ended September 30, 2023
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family:
Originated	1	$110	$110
Correspondent purchased	1	282	285
Bulk purchased	1	239	257
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Consumer:
Home equity	1	38	38
Other	—	—	—
	4	$669	$690

	For the Year Ended September 30, 2022
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family:
Originated	3	$156	$156
Correspondent purchased	—	—	—
Bulk purchased	—	—	—
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	2	124	124
Consumer:
Home equity	1	19	19
Other	—	—	—
	6	$299	$299

For the Year Ended September 30, 2021
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
(Dollars in thousands)
One- to four-family:
Originated	7	$1,685	$1,576
Correspondent purchased	—	—	—
Bulk purchased	—	—	—
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Consumer:
Home equity	—	—	—
Other	—	—	—
	7	$1,685	$1,576

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

For the Years Ended
	September 30, 2023		September 30, 2022		September 30, 2021
	Number of	Amortized	Number of	Amortized	Number of	Amortized
	Contracts	Cost	Contracts	Cost	Contracts	Cost
(Dollars in thousands)
One- to four-family:
Originated	1	$8	2	$697	—	$—
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer:
Home equity	—	—	1	19	—	—
Other	—	—	—	—	—	—
	1	$8	3	$716	—	$—

Allowance for Credit Losses - The following table summarizes ACL activity, by loan portfolio segment, for the periods presented. The Bank adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("CECL") on October 1, 2020.

	For the Year Ended September 30, 2023
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,066	$2,734	$206	$5,006	$11,120	$245	$16,371
Charge-offs	—	—	—	—	(75)	(40)	(115)
Recoveries	6	—	—	6	1	2	9
Provision for credit losses	77	238	1	316	7,134	44	7,494
Ending balance	$2,149	$2,972	$207	$5,328	$18,180	$251	$23,759

The increase in ACL during the current year was primarily a result of the outlook for worsening economic forecast conditions compared to the prior year, along with a reduction in the projected prepayment speeds used in the model for all loan categories.

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

The key assumptions in the Company's ACL model at September 30, 2023 include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at September 30, 2023. The key assumptions utilized in estimating the Company's ACL at September 30, 2023 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected a weighted economic forecast that was the most appropriate considering the facts and circumstances at September 30, 2023. The forecasted economic indices applied to the model at September 30, 2023 were the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at September 30, 2023 was the national unemployment rate. The forecasted national unemployment rate in the economic scenario selected by management at September 30, 2023 had the national unemployment rate gradually increasing to 4.1% by September 30, 2024 which was the end of our four quarter forecast time period.
•Forecast and reversion to mean time periods - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at September 30, 2023.
•Prepayment and curtailment assumptions - The assumptions used at September 30, 2023 were generally based on actual historical prepayment and curtailment speeds, adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary for each respective loan pool in the model.
•Qualitative factors - The qualitative factors applied by management at September 30, 2023 included the following:
◦The economic uncertainties related to the unemployment rate, the labor force composition, and the labor participation rate that are not captured in the third-party economic forecast scenarios; and
◦Other management considerations related to commercial loans to account for credit risks not fully reflected in the discounted cash flow model.

Reserve for Off-Balance Sheet Credit Exposures - The following is a summary of the changes in reserve for off-balance sheet credit exposures during the periods indicated. At September 30, 2023 and 2022, the Bank's off-balance sheet credit exposures totaled $837.7 million and $992.6 million, respectively.

	For the Years Ended
	September 30, 2023	September 30, 2022
	(Dollars in thousands)
Beginning balance	$4,751	$5,743
(Release)/provision for credit losses	(656)	(992)
Ending balance	$4,095	$4,751

5. PREMISES, EQUIPMENT AND LEASES
A summary of the net carrying value of premises and equipment at September 30, 2023 and 2022 was as follows:

	2023	2022
	(Dollars in thousands)
Land	$16,045	$16,222
Building and improvements	123,830	122,196
Furniture, fixtures and equipment	52,364	49,795
Total premises and equipment	192,239	188,213
Less accumulated depreciation	100,708	93,393
Premises and equipment, net	$91,531	$94,820

The Company leases real estate for branches, ATMs, and certain equipment. These leases have remaining terms that range from three months to 44 years, some of which include exercising renewal options that the Company considers to be reasonably certain. A right-of-use asset of $11.3 million and $11.6 million was included in other assets and a lease liability of $11.6 million and $11.8 million was included in other liabilities on the consolidated balance sheets, as of September 30, 2023 and September 30, 2022 respectively. As of September 30, 2023, for the Company's operating leases, the weighted average remaining lease term was 24.0 years and the weighted average discount rate was 2.59%.

During fiscal year 2021, management decided to relocate one of the Bank's branches. As a result, the Company classified the branch location as held-for-sale and subsequently sold the property. The sale of this property resulted in a loss of $940 thousand, which was included in other non-interest expense on the consolidated statements of income.

The following table presents lease expenses and supplemental cash flow information related to the Company's leases for the years indicated.

	For the Year Ended September 30,
	2023	2022	2021
	(Dollars in thousands)
Operating lease expense	$1,307	$1,397	$1,404
Variable lease expense	189	164	176
Short-term lease expense	41	2	2
Cash paid for amounts included in the measurement of lease liabilities	1,211	1,312	1,301

The following table presents future minimum payments, rounded to the nearest thousand, for operating leases with initial or remaining terms in excess of one year as of September 30, 2023 (dollars in thousands):

Fiscal year 2024	$1,134
Fiscal year 2025	899
Fiscal year 2026	851
Fiscal year 2027	808
Fiscal year 2028	804
Thereafter	12,146
Total future minimum lease payments	16,642
Amounts representing interest	(5,020)
Present value of net future minimum lease payments	$11,622

6. LOW INCOME HOUSING PARTNERSHIPS
The Bank's investment in low income housing partnerships, which is included in other assets in the consolidated balance sheets, was $121.8 million and $111.9 million at September 30, 2023 and 2022, respectively.  The Bank's obligations related to unfunded commitments, which are included in other liabilities in the consolidated balance sheets, were $63.6 million and $57.9 million at September 30, 2023 and 2022, respectively. The majority of the commitments at September 30, 2023 are projected to be funded through the end of calendar year 2026.

For fiscal years 2023, 2022, and 2021, the net income tax benefit associated with these investments, which consists of proportional amortization expense and affordable housing tax credits and other related tax benefits, was reported in income tax expense in the consolidated statements of income. The amount of proportional amortization expense recognized during fiscal years 2023, 2022 and 2021 was $10.1 million, $9.3 million and $8.4 million, respectively, and the amount of affordable housing tax credits and other related tax benefits was $12.4 million, $11.6 million and $10.5 million, respectively, resulting in a net income tax benefit of $2.3 million, $2.3 million and $2.1 million, respectively. There were no impairment losses during fiscal years 2023, 2022, or 2021 resulting from the forfeiture or ineligibility of tax credits or other circumstances.

7. INTANGIBLE ASSETS
Changes in the carrying amount of the Company's intangible assets associated with an acquisition in 2018, which are included in other assets on the consolidated balance sheet, are presented in the following table.

		Core Deposit and
	Goodwill	Other Intangibles
	(Dollars in thousands)
Balance at September 30, 2020	$9,324	$5,539
Less: Amortization	—	(1,578)
Balance at September 30, 2021	9,324	3,961
Less: Amortization	—	(1,372)
Balance at September 30, 2022	9,324	2,589
Less: Amortization	—	(1,069)
Balance at September 30, 2023	$9,324	$1,520

As of September 30, 2023, there was no impairment recorded on goodwill or other intangible assets.

The estimated amortization expense for the next five years related to the core deposit and other intangible assets as of September 30, 2023 is presented in the following table (dollars in thousands):

2024	$774
2025	523
2026	223
2027	—
2028	—

8. DEPOSITS AND BORROWED FUNDS
Deposits - Non-interest-bearing deposits totaled $558.3 million and $591.4 million as of September 30, 2023 and 2022, respectively. Certificates of deposit with a minimum denomination of $250 thousand were $521.0 million and $334.3 million as of September 30, 2023 and 2022, respectively. Deposits in excess of $250 thousand may not be fully insured by the Federal Deposit Insurance Corporation.

Borrowings - Borrowings at September 30, 2023 consisted of $2.38 billion in FHLB advances, of which $2.02 billion were fixed-rate advances and $365.0 million were variable-rate advances, and $500.0 million of borrowings from the Federal Reserve's Bank Term Funding Program ("BTFP"). There were no borrowings against the variable-rate FHLB line of credit at September 30, 2023. FHLB borrowings at September 30, 2022 consisted of $2.06 billion in FHLB advances, of which $1.70 billion were fixed-rate advances and $365.0 million were variable-rate advances, and $75.0 million of borrowings against the variable-rate FHLB line of credit. Additionally, the Bank is authorized to borrow from the Federal Reserve Bank's "discount window" but there were no such borrowings at September 30, 2023 or 2022.

FHLB advances and BTFP borrowings at September 30, 2023 and 2022 were comprised of the following:

	2023	2022
	(Dollars in thousands)
FHLB advances	$2,382,828	$2,062,500
BTFP borrowings	500,000	—
Deferred prepayment penalty - FHLB advances	(3,703)	(5,346)
	$2,879,125	$2,057,154

Weighted average contractual interest rate on FHLB advances	3.41%	2.42%
Weighted average effective interest rate on FHLB advances(1)	3.06	2.44
Weighted average contractual interest rate on BTFP borrowings	4.70	—

(1)The effective interest rate includes the net impact of deferred amounts and interest rate swaps related to the adjustable-rate FHLB advances.

FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB and certain securities, when necessary. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of a borrowing institution's regulatory total assets without the pre-approval of FHLB senior management. In July 2023, the president of FHLB approved an increase, through October 2023, in the Bank's FHLB borrowing limit to 50% of Bank Call Report total assets. In October 2023, the president of the FHLB approved the increase to 50% through October 2024. At September 30, 2023, the ratio of the par value of the Bank's FHLB borrowings to the Bank's Call Report total assets was 23%.
The amount that can be borrowed under the BTFP is based upon the par value of securities pledged as collateral, the term can be up to one year in length, and the borrowings can be prepaid without penalty. Advances can be requested under the BTFP until at least March 11, 2024. Subsequent to September 30, 2023, the Bank repaid the $500.0 million of BTFP borrowings.
At both September 30, 2023 and 2022, the Bank had entered into interest rate swap agreements with a total notional amount of $365.0 million in order to hedge the variable cash flows associated with $365.0 million of adjustable-rate FHLB advances. At September 30, 2023 and 2022, the interest rate swap agreements had an average remaining term to maturity of 2.1 years and 3.1 years, respectively. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At September 30, 2023 and September 30, 2022, the interest rate swaps were in a gain position with a total fair value of $13.0 million and $12.5 million, respectively, which was reported in other assets on the consolidated balance sheet. During fiscal year 2023, $5.6 million was reclassified from AOCI as a decrease to interest expense. During fiscal year 2022, $5.1 million was reclassified from AOCI as an increase to interest expense. At September 30, 2023, the Company estimated that $7.9 million of interest expense associated with the interest rate swaps would be reclassified from AOCI as a decrease to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank held cash collateral of $14.0 million at September 30, 2023 and $12.1 million at September 30, 2022.

During the current and prior year, the Bank utilized a leverage strategy (the "leverage strategy") to increase earnings. The leverage strategy involved borrowing up to $2.60 billion by entering into short-term FHLB advances, depending on the rates offered by FHLB, with all of the balance being paid down at each quarter end, or earlier if the strategy is not profitable. The proceeds of the borrowings, net of the required FHLB stock holdings, were deposited at the FRB of Kansas City.
During the year ended September 30, 2021, the Bank terminated interest rate swaps with a notional amount of $200.0 million which were tied to FHLB advances totaling $200.0 million. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. Since it was management's intention to prepay the related FHLB advances, it was no longer probable that the original forecasted transactions subject to the cash flow hedges would occur. Therefore, the termination of the interest rate swaps resulted in the reclassification of unrealized losses, net of tax, totaling $3.6 million ($4.8 million pretax) from AOCI into earnings.
During the year ended September 30, 2021, the Bank prepaid fixed-rate FHLB advances totaling $400.0 million with a weighted average contractual interest rate of 1.29% and a weighted average remaining term of 0.9 years, and replaced these advances with fixed-rate FHLB advances totaling $400.0 million with a weighted average contractual interest rate of 0.80% and a weighted average term of 5.0 years. The Bank paid penalties of $5.1 million to FHLB as a result of prepaying these FHLB advances. The weighted average effective interest rate of the new advances was 1.03%. The majority of the prepayment penalties are being recognized in interest expense over the life of the new FHLB advances.

Scheduled Repayment of Borrowed Funds and Maturity of Certificates of Deposit - The following table presents the scheduled repayment of FHLB advances and BTFP borrowings, at par, and the maturity of certificates of deposit as of September 30, 2023. With the exception of amortizing advances, FHLB advances are payable at maturity Amortizing FHLB advances are presented based on scheduled repayment dates. At September 30, 2023, the Bank's FHLB advances had maturities ranging from November 2023 to June 2028. At September 30, 2023, the BTFP borrowings maturity date was May 6, 2024.

		Certificates
		of Deposit
	Borrowings	Amount
	(Dollars in thousands)
2024	$1,019,672	$1,490,023
2025	679,672	681,402
2026	604,672	361,295
2027	427,172	138,297
2028	151,640	58,973
Thereafter	—	202
	$2,882,828	$2,730,192

9. INCOME TAXES
Income tax expense for the years ended September 30, 2023, 2022, and 2021 consisted of the following:

	2023	2022	2021
	(Dollars in thousands)
Current:
Federal	$6,789	$17,105	$17,586
State	1,435	3,598	4,028
	8,224	20,703	21,614
Deferred:
Federal	(39,209)	1,632	(1,405)
State	(6,311)	415	(263)
	(45,520)	2,047	(1,668)
	$(37,296)	$22,750	$19,946

The Company's effective tax rates were 26.8%, 21.2%, and 20.8% for the years ended September 30, 2023, 2022, and 2021, respectively. The differences between such effective rates and the statutory Federal income tax rate computed on income before income tax expense resulted from the following:

	2023		2022		2021
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Federal income tax expense
computed at statutory Federal rate	$(29,180)	21.0%	$22,513	21.0%	$20,166	21.0%
Increases (decreases) in taxes resulting from:
State taxes, net of Federal tax effect	(5,412)	3.9	3,399	3.2	3,102	3.2
Low income housing tax credits, net	(2,303)	1.6	(2,238)	(2.1)	(2,085)	(2.1)
ESOP related expenses, net	(652)	0.5	(641)	(0.6)	(662)	(0.7)
Other	251	(0.2)	(283)	(0.3)	(575)	(0.6)
	$(37,296)	26.8%	$22,750	21.2%	$19,946	20.8%

The components of the net deferred income tax assets (liabilities) as of September 30, 2023 and 2022 were as follows:

	2023	2022
	(Dollars in thousands)
Deferred income tax assets:
Net loss on securities transactions	$47,006	$—
ACL	4,989	3,438
Lease liabilities	2,835	2,883
ESOP compensation	1,510	1,472
Salaries, deferred compensation and employee benefits	1,269	2,044
Reserve for off-balance sheet credit exposures	999	1,159
Unrealized loss on AFS securities	368	50,064
Net purchase discounts related to acquired loans	149	102
Low income housing partnerships	92	337
Other	912	891
Gross deferred income tax assets	60,129	62,390

Valuation allowance	(30)	(80)
Gross deferred income tax asset, net of valuation allowance	60,099	62,310

Deferred income tax liabilities:
FHLB stock dividends	17,547	14,590
Unrealized gain on interest rate swaps	3,176	3,061
Premises and equipment	3,164	3,614
ACL	2,936	3,145
Lease right-of-use assets	2,748	2,821
Deposit intangible	411	692
Other	512	503
Gross deferred income tax liabilities	30,494	28,426

Net deferred tax assets	$29,605	$33,884

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

The Company assesses the available positive and negative evidence surrounding the recoverability of its deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances.  At September 30, 2023 and 2022, the Company had a valuation allowance of $30 thousand and $80 thousand, respectively, related to the net operating losses generated by the Company's consolidated Kansas corporate income tax return as management believes there will not be sufficient taxable income to fully utilize these deferred tax assets. For this reason, a valuation allowance was recorded for the related amounts at September 30, 2023 and 2022. No additional valuation allowances were recorded for the Company's other deferred tax assets as management believes it is more likely than not that these amounts will be realized through the reversal of the Company's existing taxable temporary differences and projected future taxable income.

ASC 740 Income Taxes prescribes a process by which a tax position taken, or expected to be taken, on an income tax return is determined based upon the technical merits of the position, along with whether the tax position meets a more-likely-than-not-recognition threshold, to determine the amount, if any, of unrecognized tax benefits to recognize in the financial statements. Estimated penalties and interest related to unrecognized tax benefits are included in income tax expense in the consolidated statements of income. For the years ended September 30, 2023, 2022, and 2021 the Company had no unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Kansas, as well as other states where it has either established nexus under an economic nexus theory or has exceeded enumerated nexus thresholds based on the amount of interest income derived from sources within a given state. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years ending before 2020.

10. EMPLOYEE STOCK OWNERSHIP PLAN
The ESOP trust acquired 3,024,574 shares (6,846,728 shares post-corporate reorganization) of common stock in the Company's initial public offering and 4,726,000 shares of common stock in the Company's corporate reorganization in December 2010. Both acquisitions of common stock were made with proceeds from loans from the Company, secured by shares of the Company's stock purchased in each offering. The Bank has agreed to make cash contributions to the ESOP trust on an annual basis sufficient to enable the ESOP trust to make the required annual loan payments to the Company on September 30th of each year. The loan for the shares acquired in the initial public offering matured on September 30, 2013. The loan for the shares acquired in the corporate reorganization matures on September 30, 2040.

As annual loan payments are made on each September 30th, shares are released from collateral and allocated to qualified employees based on the proportion of their qualifying compensation to total qualifying compensation. On September 30, 2023, 165,198 shares were released from collateral.  On September 30, 2024, 165,198 shares will be released from collateral. As ESOP shares are committed to be released from collateral, the Company records compensation expense.  Dividends on unallocated ESOP shares are applied to the debt service payments of the loan secured by the unallocated shares. Dividends on unallocated ESOP shares in excess of the debt service payment are recorded as compensation expense and distributed to participants or participants' ESOP accounts.  Compensation expense related to the ESOP was $1.2 million for the year ended September 30, 2023, $1.7 million for the year ended September 30, 2022, and $2.3 million for the year ended September 30, 2021.  Of these amounts, $472 thousand of income, $88 thousand of expense, and $383 thousand of expense related to the difference between the market price of the Company's stock when the shares were acquired by the ESOP trust and the average market price of the Company's stock during the years ended September 30, 2023, 2022, and 2021, respectively. The Company's stock market price averaged below $10 per share during the year ended September 30, 2023 which is why income rather than expense was recognized for market price differences. There was no compensation expense for dividends on unallocated ESOP shares in excess of the debt service payments for the years ended September 30, 2023 or 2022; for the year ended September 30, 2021, the amount of dividends on unallocated ESOP shares in excess of the debt service payments was $219 thousand.

Shares may be withdrawn from the ESOP trust due to diversification (a participant may begin to diversify at least 25% of their ESOP shares at age 50), retirement, termination, or death of the participant. The following is a summary of shares held in the ESOP trust as of September 30, 2023 and 2022:

	2023	2022
	(Dollars in thousands)
Allocated ESOP shares	4,223,478	4,276,467
Unreleased ESOP shares	2,808,366	2,973,564
Total ESOP shares	7,031,844	7,250,031

Fair value of unreleased ESOP shares	$13,396	$24,681

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

Stock Option Plans – There are currently 61,565 stock options outstanding as a result of grants awarded from the Stock Option Plan. The Equity Incentive Plan had 5,907,500 stock options originally eligible to be granted and, as of September 30, 2023, the Company had 4,410,029 stock options still available for future grants under this plan. The Equity Incentive Plan will expire on January 24, 2027 and no additional grants may be made after expiration, but awards granted under this plan remain outstanding until they are individually vested, forfeited, or expire.

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

At September 30, 2023, the Company had 349,374 stock options outstanding with a weighted average exercise price of $12.50 per option and a weighted average contractual life of 2.5 years, all of which were exercisable. The exercise price may be paid in cash, shares of common stock, or a combination of both. New shares are issued by the Company upon the exercise of stock options.

Restricted Stock Plans – The Equity Incentive Plan had 2,363,000 shares originally eligible to be granted as restricted stock and, as of September 30, 2023, the Company had 1,528,475 shares available for future grants of restricted stock under this plan. As noted above, this plan will expire on January 24, 2027 and no additional grants may be made after expiration, but awards granted under this plan remain outstanding until they are individually vested or forfeited. The vesting period of the restricted stock awards under the Equity Incentive Plan has generally ranged from 3 years to 5 years. At September 30, 2023, the Company had 88,444 unvested shares of restricted stock with a weighted average grant date fair value of $9.52 per share.

Compensation expense is calculated based on the fair market value of the common stock at the date of the grant, as defined by the plan, and is recognized over the vesting period. Compensation expense attributable to restricted stock awards during the years ended September 30, 2023, 2022, and 2021 totaled $327 thousand, $492 thousand, and $480 thousand, respectively. The fair value of restricted stock that vested during the years ended September 30, 2023, 2022, and 2021 totaled $285 thousand, $408 thousand, and $441 thousand, respectively. As of September 30, 2023, there was $617 thousand of unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted average period of 2.8 years.

12. COMMITMENTS AND CONTINGENCIES
The following table summarizes the Bank's loan commitments as of September 30, 2023 and 2022:

	2023	2022
	(Dollars in thousands)
Originate fixed-rate	$44,767	$103,618
Originate adjustable-rate	29,343	73,749
Purchase/participate fixed-rate	1,246	74,490
Purchase/participate adjustable-rate	520	73,461
	$75,876	$325,318

Commitments to originate loans are commitments to lend to a customer. Commitments to purchase/participate in loans represent commitments to purchase loans from correspondent lenders on a loan-by-loan basis or participate in commercial loans with a lead bank. The Bank evaluates each borrower's creditworthiness on a case-by-case basis. Commitments generally have expiration dates or other termination clauses, and one- to four-family loan commitments may require the payment of a fee. Some of the commitments are expected to expire without being fully drawn upon; therefore, the amount of total commitments disclosed in the table above does not necessarily represent future cash requirements. As of September 30, 2023 and 2022, there were no significant loan-related commitments that met the definition of derivatives or commitments to sell mortgage loans. As of September 30, 2023 and 2022, the Bank had approved but unadvanced lines of credit of $293.9 million and $282.4 million, respectively.

In the normal course of business, the Company and the Bank are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the year ended September 30, 2023, or future periods.

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

The Bank and the Company must maintain certain minimum capital ratios as set forth in the table below for capital adequacy purposes. The Bank is required to maintain a capital conservation buffer of 2.50% above certain minimum risk-based capital ratios for capital adequacy purposes in order to be considered well capitalized and to avoid certain restrictions on capital distributions and other payments including dividends, share repurchases, and certain compensation. Management believes, as of September 30, 2023, that the Bank and Company met all capital adequacy requirements to which they were subject, including the capital conservation buffer, and there were no conditions or events subsequent to September 30, 2023 that would change the Bank's or Company's category. At September 30, 2022, the Bank and Company met the requirements to elect the community bank leverage ratio ("CBLR"). Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules and to have met the well capitalized ratio requirements.

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank
As of September 30, 2023
Tier 1 leverage	$903,969	8.5%	$423,358	4.0%	$529,197	5.0%
Common Equity Tier 1 ("CET1") capital	903,969	16.0	254,670	4.5	367,856	6.5
Tier 1 capital	903,969	16.0	339,559	6.0	452,746	8.0
Total capital	931,823	16.5	452,746	8.0	565,932	10.0

As of September 30, 2022
CBLR	1,090,222	9.0	1,090,015	9.0	N/A	N/A

Company
As of September 30, 2023
Tier 1 leverage	1,024,880	9.7	423,312	4.0	N/A	N/A
CET1 capital	1,024,880	18.1	254,681	4.5	N/A	N/A
Tier 1 capital	1,024,880	18.1	339,574	6.0	N/A	N/A
Total capital	1,052,734	18.6	452,766	8.0	N/A	N/A

As of September 30, 2022
CBLR	1,230,851	10.2	1,089,869	9.0	N/A	N/A

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

In conjunction with the Company's corporate reorganization in December 2010, a "liquidation account" was established for the benefit of certain depositors of the Bank in an amount equal to Capitol Federal Savings Bank MHC's ownership interest in the retained earnings of Capitol Federal Financial as of June 30, 2010. As of September 30, 2023, the balance of this liquidation account was $85.3 million. Under applicable federal banking regulations, neither the Company nor the Bank is permitted to pay dividends to its stockholders if stockholders' equity would be reduced below the amount of the liquidation account at that time.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The majority of the securities within the AFS portfolio were issued by GSEs. The Company primarily uses prices obtained from third-party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third-party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third-party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third-party pricing service when determining the fair value of its securities during the years ended September 30, 2023 and 2022. The Company's major security types, based on the nature and risks of the securities, are:
•GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•MBS - Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•Corporate Bonds and Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 8. Deposits and Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values obtained from the counterparty during the years ended September 30, 2023 and 2022. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2023 or 2022.

	September 30, 2023
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$900,734	$—	$900,734	$—
GSE debentures	479,428	—	479,428	—
Corporate bonds	3,378	—	3,378	—
Municipal bonds	942	—	942	—
	1,384,482	—	1,384,482	—
Interest rate swaps	13,018	—	13,018	—
	$1,397,500	$—	$1,397,500	$—

	September 30, 2022
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$1,088,624	$—	$1,088,624	$—
GSE debentures	469,827	—	469,827	—
Corporate bonds	3,695	—	3,695	—
Municipal bonds	1,161	—	1,161	—
	$1,563,307	$—	$1,563,307	$—
Interest rate swaps	12,547	—	12,547	—
	$1,575,854	$—	$1,575,854	$—

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

Loans Receivable – Collateral dependent assets are assets evaluated on an individual basis. Those collateral dependent assets that are evaluated on an individual basis are considered financial assets measured at fair value on a non-recurring basis. The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during fiscal years 2023 and 2022 that were still held in the portfolio as of September 30, 2023 and 2022 was $4.0 million and $4.7 million, respectively. Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the year ended September 30, 2023 were downward adjustments to the book value of the collateral for lack of marketability. During fiscal year 2023, the adjustments ranged from 5% to 100%, with a weighted average of 20%. During fiscal year 2022, the adjustments ranged from 8% to 100%, with a weighted average of 21%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

OREO – OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value. The fair value for OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for OREO was the appraisal or listing price. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. There was no OREO measured on a non-recurring basis during fiscal year 2023 that was still held in the portfolio at September 30, 2023. The OREO held at September 30, 2023 was measured during fiscal year 2022. The fair value of OREO measured on a non-recurring basis during fiscal year 2022 that was still held in the portfolio as of September 30, 2022 was $328 thousand. The carrying value of the properties equaled the fair value of the properties at September 30, 2023 and 2022.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	2023
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$245,605	$245,605	$245,605	$—	$—
AFS securities	1,384,482	1,384,482	—	1,384,482	—
Loans receivable	7,970,949	7,358,462	—	—	7,358,462
FHLB stock	110,714	110,714	110,714	—	—
Interest rate swaps	13,018	13,018	—	13,018	—
Liabilities:
Deposits	6,051,220	6,004,975	3,321,028	2,683,947	—
Borrowings	2,879,125	2,802,849	—	2,802,849	—

	2022
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$49,194	$49,194	$49,194	$—	$—
AFS securities	1,563,307	1,563,307	—	1,563,307	—
Loans receivable	7,464,208	6,889,211	—	—	6,889,211
FHLB stock	100,624	100,624	100,624	—	—
Interest rate swaps	12,547	12,547	—	12,547	—
Liabilities:
Deposits	6,194,866	6,124,835	3,991,114	2,133,721	—
Borrowings	2,132,154	1,910,779	75,000	1,835,779	—

15. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the years presented. The amounts reclassified from AOCI related to the Bank's cash flow hedges are reported as increases in interest expense within the consolidated statements of income for each year presented, except for $3.6 million in fiscal year 2021, which was reported in the loss on interest rate swap termination line item within the consolidated statements of income. See "Note 8. Deposits and Borrowed Funds" for additional information regarding reclassifications from AOCI related to the Bank's cash flow hedges.

	For the Year Ended September 30, 2023
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(155,119)	$9,486	$(145,633)
Other comprehensive income (loss), before reclassifications	8,355	5,957	14,312
Amount reclassified from AOCI, net of taxes of $1,808	—	(5,601)	(5,601)
Reclassification adjustment for net losses on AFS securities included in net income, net of taxes of $(47,000)	145,622	—	145,622
Other comprehensive income (loss)	153,977	356	154,333
Ending balance	$(1,142)	$9,842	$8,700

	For the Year Ended September 30, 2022
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$4,651	$(20,956)	$(16,305)
Other comprehensive income (loss), before reclassifications	(159,770)	25,339	(134,431)
Amount reclassified from AOCI, net of taxes of $(1,647)	—	5,103	5,103
Other comprehensive income (loss)	(159,770)	30,442	(129,328)
Ending balance	$(155,119)	$9,486	$(145,633)

	For the Year Ended September 30, 2021
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$23,728	$(40,233)	$(16,505)
Other comprehensive income (loss), before reclassifications	(19,077)	5,712	(13,365)
Amount reclassified from AOCI, net of taxes of $(4,378)	—	13,565	13,565
Other comprehensive income (loss)	(19,077)	19,277	200
Ending balance	$4,651	$(20,956)	$(16,305)

16. REVENUE RECOGNITION
Details of the Company's primary types of non-interest income revenue streams by financial statement line item reported in the consolidated statements of income that are within the scope of ASC Topic 606 are below. During fiscal years 2023, 2022 and 2021, revenue from contracts with customers totaled $17.6 million, $18.1 million and $16.5 million, respectively.

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

In order to participate in the card payment networks, the Company must pay various transaction related costs established by the networks ("interchange network charges"), including membership fees and a per unit charge for each transaction. The Company is acting as an agent for its debit card customers when they are utilizing the card payment networks; therefore, interchange transaction fee income is reported net of interchange network charges. Interchange network charges totaled $4.0 million, $3.6 million and $3.6 million for fiscal years 2023, 2022 and 2021, respectively.

Service Charges on Deposit Accounts - Service charges on deposit accounts consist of account maintenance fees and transaction-based fees such as those for overdrafts, insufficient funds, wire transfers and the use of out-of-network ATMs. The Company's performance obligation is satisfied over a period of time, generally a month, for account maintenance and at the time of service for transaction-based fees. Revenue is recognized after the performance obligation is satisfied. Payments are typically collected from the customer's deposit account at the time the transaction is processed and/or at the end of the customer's statement cycle (typically monthly).

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

17. PARENT COMPANY FINANCIAL INFORMATION (PARENT COMPANY ONLY)
The Company serves as the holding company for the Bank (see "Note 1. Summary of Significant Accounting Policies"). The Company's (parent company only) balance sheets at the dates presented, and the related statements of income and cash flows for each of the years presented are as follows:

BALANCE SHEETS
SEPTEMBER 30, 2023 and 2022
(Dollars in thousands, except per share amounts)

	2023	2022
ASSETS:
Cash and cash equivalents	$83,400	$103,977
Investment in the Bank	923,143	955,871
Note receivable - ESOP	34,273	35,767
Receivable from the Bank	2,438	—
Income taxes receivable, net	331	454
Other assets	540	583
TOTAL ASSETS	$1,044,125	$1,096,652

LIABILITIES:
Deferred income tax liabilities, net	$60	$72
Payable to the Bank	—	81
Other liabilities	11	—
Total liabilities	71	153

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 135,936,375 and 138,858,884 shares issued and outstanding as of September 30, 2023 and 2022, respectively	1,359	1,388
Additional paid-in capital	1,166,643	1,190,213
Unearned compensation - ESOP	(28,083)	(29,735)
Retained earnings	(104,565)	80,266
AOCI, net of tax	8,700	(145,633)
Total stockholders' equity	1,044,054	1,096,499
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,044,125	$1,096,652

STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2023, 2022, and 2021
(Dollars in thousands)

	2023	2022	2021
INTEREST AND DIVIDEND INCOME:
Dividend income from the Bank	$86,217	$111,745	$132,063
Interest income from other investments	2,236	1,484	1,509
Total interest and dividend income	88,453	113,229	133,572
NON-INTEREST EXPENSE:
Salaries and employee benefits	906	843	908
Regulatory and outside services	275	259	287
Other non-interest expense	694	614	608
Total non-interest expense	1,875	1,716	1,803
INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE AND EQUITY IN UNDISTRIBUTED (EXCESS OF DISTRIBUTION OVER) EARNINGS OF SUBSIDIARY	86,578	111,513	131,769
INCOME TAX EXPENSE (BENEFIT)	71	(49)	(62)
INCOME BEFORE (EXCESS OF DISTRIBUTION OVER) / EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY	86,507	111,562	131,831
(EXCESS OF DISTRIBUTION OVER)/ EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY	(188,166)	(27,109)	(55,749)
NET (LOSS) INCOME	$(101,659)	$84,453	$76,082

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2023, 2022, and 2021
(Dollars in thousands)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(101,659)	$84,453	$76,082
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in excess of distribution over earnings of subsidiary	188,166	27,109	55,749
Depreciation of equipment	45	46	45
Provision for deferred income taxes	(12)	(10)	(9)
Changes in:
Receivable from/payable to the Bank	(2,519)	18,239	(18,257)
Income taxes receivable/payable	123	13	25
Other assets	(2)	(10)	21
Other liabilities	11	—	(5)
Net cash provided by operating activities	84,153	129,840	113,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on note receivable from ESOP	1,494	1,446	1,401
Net cash provided by investing activities	1,494	1,446	1,401

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment from subsidiary related to restricted stock awards	401	269	169
Cash dividends paid	(83,172)	(103,131)	(117,890)
Repurchase of common stock	(23,453)	—	(4,568)
Stock options exercised	—	—	324
Net cash used in financing activities	(106,224)	(102,862)	(121,965)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,577)	28,424	(6,913)

CASH AND CASH EQUIVALENTS:
Beginning of year	103,977	75,553	82,466
End of year	$83,400	$103,977	$75,553

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of September 30, 2023.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2023, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of September 30, 2023.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, Kansas City, Missouri (Auditor Firm ID: 34), who audited the consolidated financial statements included in Item 8 of this annual report, has issued an audit report on the Company's internal control over financial reporting as of September 30, 2023 and it is included in Item 8.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
Trading Plans

During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item concerning the Company's directors and executive officers and any delinquent reports under Section 16(a) of the Act is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2024, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Information required by this item regarding the audit committee of the Company's Board of Directors, including information regarding the audit committee financial experts serving on the committee, is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2024, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics
We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K that applies to our principal executive officer and senior financial officers, and to all of our other employees and our directors, a copy of which is available free of charge in the Investor Relations section of our website, www.capfed.com.

Item 11.  Executive Compensation

Information required by this item concerning compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2024, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2024, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2023 with respect to compensation plans under which shares of our common stock may be issued.

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)
Equity compensation plans
approved by stockholders	349,374	$12.50	5,938,504	(1)
Equity compensation plans not
approved by stockholders	N/A	N/A	N/A
	349,374	$12.50	5,938,504

(1)This amount includes 1,528,475 shares available for future grants of restricted stock under the Company's 2012 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item concerning certain relationships, related transactions and director independence is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2024, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services
Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2024, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following is a list of documents filed as part of this report:

(1)Financial Statements:
The following financial statements are included under Part II, Item 8 of this Form 10-K:
1.Reports of Independent Registered Public Accounting Firm.
2.Consolidated Balance Sheets as of September 30, 2023 and 2022.
3.Consolidated Statements of Income for the Years Ended September 30, 2023, 2022, and 2021.
4.Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2023, 2022, and 2021.
5.Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2023, 2022, and 2021.
6.Consolidated Statements of Cash Flows for the Years Ended September 30, 2023, 2022, and 2021.
7.Notes to Consolidated Financial Statements for the Years Ended September 30, 2023, 2022, and 2021.

(2)Financial Statement Schedules:
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(3)Exhibits:
See "Index to Exhibits."

Item 16. Form 10-K Summary
None

INDEX TO EXHIBITS

Exhibit Number	Document
3(i)	Charter of Capitol Federal Financial, Inc., as filed on May 6, 2010, as Exhibit 3(i) to Capitol Federal Financial, Inc.'s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference
3(ii)	Bylaws of Capitol Federal Financial, Inc., as amended, filed on March 30, 2020, as Exhibit 3.2 to Form 8-K for Capitol Federal Financial Inc. and incorporated herein by reference
4	Description of the Registrant's Securities, as filed on November 27, 2019, as Exhibit 4 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1	Form of Amended and Restated Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, Rick C. Jackson, Natalie G. Haag, Robert D. Kobbeman, Anthony S. Barry, and William J. Skrobacz*
10.2	Capitol Federal Financial's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13, 2000 as Appendix A to Capitol Federal Financial's Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference*
10.3	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 8, 2020 as Exhibit 10.3 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference*
10.4	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference*
10.5	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference*
10.6	Description of Director Fee Arrangements, as filed on November 23, 2022, as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference*
10.7	Short-term Performance Plan, as amended, filed on May 8, 2020 as Exhibit 10.7 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference*
10.8	Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the "Equity Incentive Plan") filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.'s Proxy Statement (File No. 001-34814) and incorporated herein by reference*
10.9	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.12 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
10.10	Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.13 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
10.11	Form of Stock Appreciation Right Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.14 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
10.12	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
14	Code of Ethics**
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
97	Compensation Recovery Policy of Capitol Federal Financial, Inc.

101
The following information from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on November 29, 2023, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at September 30, 2023 and 2022, (ii) Consolidated Statements of Income for the fiscal years ended September 30, 2023, 2022, and 2021, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2023, 2022, and 2021, (iv) Consolidated Statement of Stockholders' Equity for the fiscal years ended September 30, 2023, 2022, and 2021, (v) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2023, 2022, and 2021, and (vi) Notes to the Consolidated Financial Statements

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

CAPITOL FEDERAL FINANCIAL, INC.

Date: November 29, 2023	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ Michael T. McCoy, M.D.
	John B. Dicus, Chairman, President		Michael T. McCoy, M.D., Director
	and Chief Executive Officer		Date: November 29, 2023
(Principal Executive Officer)
	Date: November 29, 2023	By:	/s/ James G. Morris
James G. Morris, Director
By:	/s/ Kent G. Townsend		Date: November 29, 2023
Kent G. Townsend, Executive Vice President,
	Chief Financial Officer and Treasurer	By:	/s/ Michel' P. Cole
	(Principal Financial Officer)		Michel' P. Cole, Director
	Date: November 29, 2023		Date: November 29, 2023

By:	/s/ Jeffrey R. Thompson	By:	/s/ Carlton A. Ricketts
	Jeffrey R. Thompson, Director		Carlton A. Ricketts, Director
	Date: November 29, 2023		Date: November 29, 2023

By:	/s/ Jeffrey M. Johnson	By:	/s/ Tara D. Van Houweling
	Jeffrey M. Johnson, Director		Tara D. Van Houweling, First Vice President
	Date: November 29, 2023		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Morris J. Huey II		Date: November 29, 2023
Morris J. Huey II, Director
Date: November 29, 2023