Form 10-Q
period 2023-12-31
Capitol Federal Financial, Inc.
filed 2024-02-07
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
or
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

As of February 2, 2024, there were 133,732,975 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	December 31,	September 30,
	2023	2023
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $287,748 and $213,830)	$320,357	$245,605
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $721,612 and $1,385,992)	740,462	1,384,482
Loans receivable, net (allowance for credit losses ("ACL") of $24,178 and $23,759)	7,947,510	7,970,949
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	110,166	110,714
Premises and equipment, net	91,475	91,531
Income taxes receivable, net	3,939	8,531
Deferred income tax assets, net	34,076	29,605
Other assets	328,079	336,044
TOTAL ASSETS	$9,576,064	$10,177,461

LIABILITIES:
Deposits	$6,021,595	$6,051,220
Borrowings	2,373,064	2,879,125
Advances by borrowers	24,839	62,993
Other liabilities	122,445	140,069
Total liabilities	8,541,943	9,133,407

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 133,908,375 and 135,936,375 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	1,339	1,359
Additional paid-in capital	1,154,655	1,166,643
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(27,671)	(28,083)
Retained earnings	(113,357)	(104,565)
Accumulated other comprehensive income ("AOCI"), net of tax	19,155	8,700
Total stockholders' equity	1,034,121	1,044,054
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,576,064	$10,177,461

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	December 31,
	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans receivable	$75,941	$64,819
Mortgage-backed securities ("MBS")	5,859	4,811
Cash and cash equivalents	4,778	16,671
FHLB stock	2,586	4,158
Investment securities	2,528	881
Total interest and dividend income	91,692	91,340
INTEREST EXPENSE:
Deposits	32,443	11,904
Borrowings	19,656	33,608
Total interest expense	52,099	45,512
NET INTEREST INCOME	39,593	45,828
PROVISION FOR CREDIT LOSSES	123	3,660
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	39,470	42,168
NON-INTEREST INCOME:
Deposit service fees	2,575	3,461
Insurance commissions	863	795
Net loss from securities transactions	(13,345)	—
Other non-interest income	1,013	1,096
Total non-interest income	(8,894)	5,352
NON-INTEREST EXPENSE:
Salaries and employee benefits	12,992	13,698
Information technology and related expense	5,369	5,070
Occupancy, net	3,372	3,474
Federal insurance premium	1,860	812
Regulatory and outside services	1,643	1,533
Advertising and promotional	988	833
Deposit and loan transaction costs	542	611
Office supplies and related expense	361	633
Other non-interest expense	1,381	1,109
Total non-interest expense	28,508	27,773
INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	2,068	19,747
INCOME TAX (BENEFIT) EXPENSE	(475)	3,507
NET INCOME	$2,543	$16,240

Basic earnings per share ("EPS")	$0.02	$0.12
Diluted EPS	$0.02	$0.12

Basic weighted average common shares	132,353,313	134,640,932
Diluted weighted average common shares	132,353,313	134,640,932

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2023	2022
Net income	$2,543	$16,240
Other comprehensive income, net of tax:
Unrealized gains on AFS securities arising during the period, net of taxes of $(5,350) and $(4,211)	16,581	13,050
Reclassification adjustment for gross gains on AFS securities included in net income, net of taxes of $383 and $0	(1,188)	—
Unrealized gains (losses) on cash flow hedges arising during the period, net of taxes of $967 and $(232)	(2,998)	715
Reclassification adjustment for cash flow hedge amounts included in net income, net of taxes of $626 and $237	(1,940)	(734)
Comprehensive income	$12,998	$29,271

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended December 31, 2023
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2023	$1,359	$1,166,643	$(28,083)	$(104,565)	$8,700	$1,044,054
Net income				2,543		2,543
Cumulative effect of adopting Accounting Standards Update ("ASU") 2022-02, net of tax				(27)		(27)
Other comprehensive income, net of tax					10,455	10,455
ESOP activity		(190)	412			222
Restricted stock activity, net		(6)				(6)
Stock-based compensation		87				87
Repurchase of common stock	(20)	(11,879)				(11,899)
Cash dividends to stockholders ($0.085 per share)				(11,308)		(11,308)
Balance at December 31, 2023	$1,339	$1,154,655	$(27,671)	$(113,357)	$19,155	$1,034,121

	For the Three Months Ended December 31, 2022
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2022	$1,388	$1,190,213	$(29,735)	$80,266	$(145,633)	$1,096,499
Net income				16,240		16,240
Other comprehensive income, net of tax					13,031	13,031
ESOP activity		(72)	413			341
Stock-based compensation		89				89
Repurchase of common stock	(27)	(22,169)				(22,196)
Cash dividends to stockholders ($0.365 per share)				(49,209)		(49,209)
Balance at December 31, 2022	$1,361	$1,168,061	$(29,322)	$47,297	$(132,602)	$1,054,795

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Three Months Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	2,543	16,240
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(2,586)	(4,158)
Provision for credit losses	123	3,660
Originations of loans receivable held-for-sale ("LHFS")	(425)	—
Proceeds from sales of LHFS	433	—
Amortization and accretion of premiums and discounts on securities	(2,771)	837
Depreciation and amortization of premises and equipment	2,040	2,298
Amortization of intangible assets	199	274
Amortization of deferred amounts related to FHLB advances, net	383	459
Common stock committed to be released for allocation - ESOP	222	341
Stock-based compensation	87	89
Net loss from securities transactions	13,345	—
Changes in:
Unrestricted cash collateral from derivative counterparties, net	(6,830)	530
Other assets, net	461	(2,527)
Income taxes payable/receivable, net	4,584	1,117
Deferred income tax liabilities, net	(7,836)	(245)
Other liabilities	(9,306)	(4,314)
Net cash (used in) provided by operating activities	(5,334)	14,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(668,310)	—
Proceeds from calls, maturities and principal reductions of AFS securities	49,604	51,045
Proceeds from sale of AFS securities	1,272,512	—
Proceeds from the redemption of FHLB stock	3,134	90,423
Purchase of FHLB stock	—	(109,760)
Net change in loans receivable	22,815	(327,583)
Proceeds from sale of participating interest in loans receivable	—	5,563
Purchase of premises and equipment	(1,261)	(1,093)
Proceeds from sale of other real estate owned ("OREO")	—	296
Net cash provided by (used in) investing activities	678,494	(291,109)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Three Months Ended
	December 31,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(11,308)	(49,209)
Net change in deposits	(29,625)	(120,317)
Proceeds from borrowings	175,100	2,000,100
Repayments on borrowings	(682,521)	(1,487,518)
Change in advances by borrowers	(38,154)	(43,860)
Repurchase of common stock	(11,900)	(22,196)
Net cash (used in) provided by financing activities	(598,408)	277,000

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	74,752	492

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	245,605	49,194
End of period	$320,357	$49,686

See accompanying notes to consolidated financial statements.		(Concluded)

Notes to Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The consolidated financial statements include the accounts of Capitol Federal Financial, Inc.® (the "Company") and its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"). The Bank has two wholly-owned subsidiaries, Capitol Funds, Inc. and Capital City Investments, Inc. Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company. Capital City Investments, Inc. is a real estate and investment holding company. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the Securities and Exchange Commission ("SEC"). Interim results are not necessarily indicative of results for a full year.

Cash, Cash Equivalents and Restricted Cash - Cash, cash equivalents and restricted cash reported in the statement of cash flows consisted entirely of cash and cash equivalents at December 31, 2023 and September 30, 2023, respectively. At times, the Company holds restricted cash, which is reported in other assets on the consolidated balance sheet, related to collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps.  There was no restricted cash at December 31, 2023 or September 30, 2023. See additional discussion regarding the interest rate swaps in Note 5. Borrowed Funds.

Net Presentation of Cash Flows Related to Borrowings - At times, the Bank enters into FHLB advances with contractual maturities of 90 days or less. Cash flows related to these advances are reported on a net basis in the consolidated statements of cash flows.

Recent Accounting Pronouncements - In March 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures. This ASU eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, this ASU requires that an entity disclose current-period gross write-offs by year of origination for financing receivables within the scope of Accounting Standards Codification ("ASC") 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The Company adopted the ASU on October 1, 2023 on a prospective basis, except for the amendments impacting the measurement of the ACL for TDRs, which were adopted on a modified retrospective approach. Upon adoption, the Company recorded a $20 thousand increase in ACL, a $16 thousand increase in reserves for off-balance sheet exposures, and a cumulative effect-adjustment to retained earnings of $27 thousand, net of tax. The adjustments are attributable to including TDRs in the ACL model, as of October 1 2023. The new disclosure requirements associated with this ASU are included below and in Note 4. Loans Receivable and Allowance for Credit Losses.

The following significant accounting policies have been updated since the Company's 2023 Annual Report on Form 10-K to reflect the adoption of ASU 2022-02.

Troubled debt restructurings - Prior to the Company's adoption of ASU 2022-02, a loan was accounted for as a TDR if the Bank granted a concession to a borrower experiencing financial difficulties. Such concessions generally involve extensions of loan maturity dates, the granting of periods during which reduced payment amounts are required, and/or reductions in interest rates.  The Bank does not forgive principal or interest, nor does it commit to lend additional funds to these borrowers, except for situations generally involving the capitalization of delinquent interest and/or escrow on one- to four-family loans and consumer loans, not to exceed the original loan amount. In the case of commercial loans, the Bank generally does not forgive principal or interest or commit to lend additional funds unless the borrower provides additional collateral or other enhancements to improve the credit quality.

Loan modifications - The TDR policy outlined above regarding Bank concessions to a borrower experiencing financial difficulty continues to apply for loan modifications upon adoption of ASU 2022-02 on October 1, 2023. If the change in the loan terms resulting from the modification is deemed to be more than minor, all existing unamortized deferred loan origination fees and costs are recognized at the time of modification. Modifications of loans to borrowers experiencing financial difficulty that are in the form of principal forgiveness, interest rate reductions, other-than-insignificant payment delays, or a term extension (or a combination thereof) require disclosure in the Company's footnotes. The Company's modification disclosures are included in Note 4. Loans Receivable and Allowance for Credit Losses. Modified loans are included in the Company's ACL model based on the risk characteristics of the loan. If a modified loan is deemed uncollectible and no longer shares similar risk characteristics within the respective loan pool in the ACL model, the loan is evaluated on an individual basis and any loss is charged-off against the related ACL.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. This ASU incorporates a variety of Topics into the Codification that are currently included in SEC Regulations S-X and S-K. The ASU is intended to align the accounting standards of GAAP with SEC Regulations S-X and S-K. Each amendment in the ASU will only become effective for the Company if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. This may result in disclosures currently presented outside of the Company's financial statements being relocated to the Company's financial statements. The amendments will be applied prospectively by the Company. The ASU is not expected to have a material impact to the Company's disclosures as the Company is currently subject to SEC Regulations S-X and S-K.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU requires enhanced disclosures of segment information for all public entities, including those that have a single reportable segment, primarily in the area of segment revenues and expenses. Entities that have a single reportable segment, like the Company, will be required to provide all the disclosures required by this ASU and all existing segment disclosures requirements in ASC 280, Segment Reporting. This ASU is effective for the Company on October 1, 2024. The Company is currently evaluating the effect this ASU will have on the Company's segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU requires public entities to provide additional annual disclosures regarding specific categories of the income tax rate reconciliation and additional information for reconciling items within the income tax rate reconciliation that meet a certain quantitative threshold. This ASU is effective for the Company on October 1, 2025. The Company is currently evaluating the effect this ASU will have on the Company's income tax disclosures.

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

	For the Three Months Ended
	December 31,
	2023	2022
	(Dollars in thousands, except per share amounts)
Net income	$2,543	$16,240
Income allocated to participating securities	(2)	(7)
Net income available to common stockholders	$2,541	$16,233

Total basic average common shares outstanding	132,353,313	134,640,932
Effect of dilutive stock options	—	—
Total diluted average common shares outstanding	132,353,313	134,640,932

Net EPS:
Basic	$0.02	$0.12
Diluted	$0.02	$0.12

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	335,461	378,026

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented.

	December 31, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$503,912	$19,599	$291	$523,220
U.S. Treasury bills	213,700	58	—	213,758
Corporate bonds	4,000	—	516	3,484
	$721,612	$19,657	$807	$740,462

	September 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$901,440	$113	$819	$900,734
Government-sponsored enterprise ("GSE") debentures	479,610	—	182	479,428
Corporate bonds	4,000	—	622	3,378
Municipal bonds	942	—	—	942
	$1,385,992	$113	$1,623	$1,384,482

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	December 31, 2023
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$14,485	$13	$24,191	$278
Corporate bonds	—	—	3,484	516
	$14,485	$13	$27,675	$794

	September 30, 2023
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$6,179	$109	$34,555	$710
GSE debentures	—	—	24,818	182
Corporate bonds	—	—	3,378	622
	$6,179	$109	$62,751	$1,514

The unrealized losses at December 31, 2023 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record an ACL on securities in an unrealized loss position at December 31, 2023 because scheduled coupon payments have been made, management anticipates that the entire principal balance will be collected as scheduled, and neither does the Company intend to sell the securities, nor is it more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of AFS debt securities as of December 31, 2023, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$213,700	$213,758
Five years through ten years	4,000	3,484
	217,700	217,242
MBS	503,912	523,220
	$721,612	$740,462

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended
	December 31,
	2023	2022
	(Dollars in thousands)
Taxable	$2,526	$874
Non-taxable	2	7
	$2,528	$881

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	December 31, 2023	September 30, 2023
	(Dollars in thousands)
Public unit deposits	$148,330	$178,396
Federal Reserve Bank of Kansas City ("FRB of Kansas City") borrowings	124,292	519,195
	$272,622	$697,591
.

During the quarter ended December 31, 2023, the Bank sold $1.30 billion of AFS securities. The Bank received gross proceeds of $1.27 billion from the sale and realized gross losses of $14.9 million and gross gains of $1.6 million, resulting in a net loss of $13.3 million on the sale during the quarter.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	December 31, 2023	September 30, 2023
	(Dollars in thousands)
One- to four-family:
Originated	$3,986,479	$3,978,837
Correspondent purchased	2,360,843	2,405,911
Bulk purchased	134,504	137,193
Construction	43,631	69,974
Total	6,525,457	6,591,915
Commercial:
Commercial real estate	1,019,431	995,788
Commercial and industrial	113,686	112,953
Construction	196,493	178,746
Total	1,329,610	1,287,487
Consumer:
Home equity	96,952	95,723
Other	9,670	9,256
Total	106,622	104,979

Total loans receivable	7,961,689	7,984,381

Less:
ACL	24,178	23,759
Deferred loan fees/discounts	30,653	31,335
Premiums/deferred costs	(40,652)	(41,662)
	$7,947,510	$7,970,949

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

The Bank's commercial and industrial loans are generally made in the Bank's market areas and are underwritten on the basis of the borrower's ability to service the debt from income. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial and industrial loans involve more credit risk than commercial real estate loans due to the type of collateral securing commercial and industrial loans. As a result of these additional complexities, variables and risks, commercial and industrial loans generally require more thorough underwriting and servicing than other types of loans.

Consumer loans - The Bank offers a variety of consumer loans, the majority of which are home equity loans and lines of credit for which the Bank also has the first mortgage or the first lien position.

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

Loan Classification - In accordance with the Bank's asset classification policy, management regularly reviews the problem loans in the Bank's portfolio to determine whether any require classification. Loan classifications are defined as follows:

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

The following tables set forth, as of the dates indicated, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. All revolving lines of credit and revolving lines of credit converted to term loans are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At December 31, 2023 and September 30, 2023, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	December 31, 2023
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2023	2022	2021	2020	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$50,552	$323,563	$599,827	$858,168	$556,619	$1,600,122	$—	$—	$3,988,851
Special Mention	—	—	2,102	1,893	992	9,101	—	—	14,088
Substandard	—	—	—	691	1,051	9,809	—	—	11,551
Correspondent purchased
Pass	1,718	343,733	505,493	597,360	242,658	685,581	—	—	2,376,543
Special Mention	—	939	916	2,018	420	1,203	—	—	5,496
Substandard	—	—	1,562	—	—	6,299	—	—	7,861
Bulk purchased
Pass	—	—	—	—	—	131,789	—	—	131,789
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,180	—	—	3,180
	52,270	668,235	1,109,900	1,460,130	801,740	2,447,084	—	—	6,539,359
Commercial:
Commercial real estate
Pass	124,327	398,195	313,127	148,827	80,194	131,801	11,725	—	1,208,196
Special Mention	—	2,473	—	—	—	—	—	—	2,473
Substandard	—	67	—	—	594	474	—	—	1,135
Commercial and industrial
Pass	3,795	31,101	21,344	10,790	2,711	3,039	28,209	—	100,989
Special Mention	—	12,593	—	—	—	—	—	—	12,593
Substandard	—	—	—	—	—	82	—	—	82
	128,122	444,429	334,471	159,617	83,499	135,396	39,934	—	1,325,468
Consumer:
Home equity
Pass	2,552	5,341	5,444	1,723	1,031	2,724	71,875	5,995	96,685
Special Mention	—	—	46	—	—	16	43	226	331
Substandard	—	—	—	—	—	3	58	114	175
Other
Pass	1,551	4,181	2,439	640	253	191	412	—	9,667
Special Mention	—	—	—	—	3	—	—	—	3
Substandard	—	—	—	—	—	—	—	—	—
	4,103	9,522	7,929	2,363	1,287	2,934	72,388	6,335	106,861

Total	$184,495	$1,122,186	$1,452,300	$1,622,110	$886,526	$2,585,414	$112,322	$6,335	$7,971,688

	September 30, 2023
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2023	2022	2021	2020	2019	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$318,569	$597,298	$874,518	$568,081	$251,773	$1,398,616	$—	$—	$4,008,855
Special Mention	—	1,883	1,468	767	1,863	8,067	—	—	14,048
Substandard	292	155	221	564	939	7,954	—	—	10,125
Correspondent purchased
Pass	346,084	517,976	607,968	246,926	62,744	643,520	—	—	2,425,218
Special Mention	308	674	1,674	420	357	1,133	—	—	4,566
Substandard	—	—	—	564	—	5,402	—	—	5,966
Bulk purchased
Pass	—	—	—	—	—	134,464	—	—	134,464
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,208	—	—	3,208
	665,253	1,117,986	1,485,849	817,322	317,676	2,202,364	—	—	6,606,450
Commercial:
Commercial real estate
Pass	403,269	301,164	208,942	81,478	82,027	79,170	10,448	—	1,166,498
Special Mention	2,483	—	—	—	—	—	—	—	2,483
Substandard	67	—	—	594	219	255	—	—	1,135
Commercial and industrial
Pass	30,206	23,166	11,740	3,228	2,693	748	27,104	—	98,885
Special Mention	13,191	—	—	—	—	—	699	—	13,890
Substandard	—	—	—	73	—	82	—	—	155
	449,216	324,330	220,682	85,373	84,939	80,255	38,251	—	1,283,046
Consumer:
Home equity
Pass	5,501	5,624	1,955	1,069	746	2,224	72,119	6,205	95,443
Special Mention	—	46	—	—	—	21	62	195	324
Substandard	—	—	—	—	—	15	125	48	188
Other
Pass	4,758	2,693	787	338	133	129	412	—	9,250
Special Mention	—	—	—	4	—	—	—	1	5
Substandard	2	—	—	—	—	—	—	—	2
	10,261	8,363	2,742	1,411	879	2,389	72,718	6,449	105,212

Total	$1,124,730	$1,450,679	$1,709,273	$904,106	$403,494	$2,285,008	$110,969	$6,449	$7,994,708

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

	December 31, 2023
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2023	2022	2021	2020	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$50,552	$323,563	$601,737	$859,737	$557,404	$1,610,031	$—	$—	$4,003,024
30-89	—	—	192	544	769	6,220	—	—	7,725
90+/FC	—	—	—	471	489	2,781	—	—	3,741
Correspondent purchased
Current	1,718	343,899	505,799	596,983	243,078	688,058	—	—	2,379,535
30-89	—	773	610	2,395	—	2,362	—	—	6,140
90+/FC	—	—	1,562	—	—	2,663	—	—	4,225
Bulk purchased
Current	—	—	—	—	—	133,440	—	—	133,440
30-89	—	—	—	—	—	587	—	—	587
90+/FC	—	—	—	—	—	942	—	—	942
	52,270	668,235	1,109,900	1,460,130	801,740	2,447,084	—	—	6,539,359
Commercial:
Commercial real estate
Current	123,381	399,539	313,127	148,827	80,136	130,629	11,475	—	1,207,114
30-89	946	1,129	—	—	58	1,191	250	—	3,574
90+/FC	—	67	—	—	594	455	—	—	1,116
Commercial and industrial
Current	3,795	43,463	21,344	10,790	2,711	3,039	28,209	—	113,351
30-89	—	231	—	—	—	—	—	—	231
90+/FC	—	—	—	—	—	82	—	—	82
	128,122	444,429	334,471	159,617	83,499	135,396	39,934	—	1,325,468
Consumer:
Home equity
Current	2,552	5,341	5,452	1,706	1,031	2,676	71,483	6,207	96,448
30-89	—	—	38	17	—	64	473	35	627
90+/FC	—	—	—	—	—	3	20	93	116
Other
Current	1,551	4,146	2,368	618	250	190	407	—	9,530
30-89	—	35	71	22	6	1	5	—	140
90+/FC	—	—	—	—	—	—	—	—	—
	4,103	9,522	7,929	2,363	1,287	2,934	72,388	6,335	106,861

Total	$184,495	$1,122,186	$1,452,300	$1,622,110	$886,526	$2,585,414	$112,322	$6,335	$7,971,688

	September 30, 2023
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2023	2022	2021	2020	2019	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$318,211	$598,283	$875,563	$567,975	$253,546	$1,407,090	$—	$—	$4,020,668
30-89	358	898	644	1,437	820	5,960	—	—	10,117
90+/FC	292	155	—	—	209	1,587	—	—	2,243
Correspondent purchased
Current	346,084	518,650	608,573	247,346	62,652	643,739	—	—	2,427,044
30-89	308	—	1,069	564	449	2,862	—	—	5,252
90+/FC	—	—	—	—	—	3,454	—	—	3,454
Bulk purchased
Current	—	—	—	—	—	136,577	—	—	136,577
30-89	—	—	—	—	—	153	—	—	153
90+/FC	—	—	—	—	—	942	—	—	942
	665,253	1,117,986	1,485,849	817,322	317,676	2,202,364	—	—	6,606,450
Commercial:
Commercial real estate
Current	404,867	301,164	208,942	81,478	82,027	79,188	10,448	—	1,168,114
30-89	36	—	—	—	—	—	—	—	36
90+/FC	916	—	—	594	219	237	—	—	1,966
Commercial and industrial
Current	43,397	23,166	11,740	3,228	2,690	748	27,684	—	112,653
30-89	—	—	—	—	2	—	57	—	59
90+/FC	—	—	—	73	1	82	62	—	218
	449,216	324,330	220,682	85,373	84,939	80,255	38,251	—	1,283,046
Consumer:
Home equity
Current	5,428	5,631	1,955	990	746	2,195	71,986	6,312	95,243
30-89	73	39	—	79	—	50	239	125	605
90+/FC	—	—	—	—	—	15	81	11	107
Other
Current	4,737	2,613	765	338	132	129	412	—	9,126
30-89	17	80	22	4	1	—	—	1	125
90+/FC	6	—	—	—	—	—	—	—	6
	10,261	8,363	2,742	1,411	879	2,389	72,718	6,449	105,212

Total	$1,124,730	$1,450,679	$1,709,273	$904,106	$403,494	$2,285,008	$110,969	$6,449	$7,994,708

Gross Charge-Offs - Upon adoption of ASU 2022-02 on October 1, 2023, the Company is required to present gross charge-offs by class of financing receivable and year of origination or most recent credit decision. The following table sets forth the required gross charge-off information for the three months ended December 31, 2023.

								Revolving
								Lines
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	of Credit
	Fiscal	Year	Year	Year	Year	Prior	Lines of	Converted to
	Year	2023	2022	2021	2020	Years	Credit	Term	Total
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Correspondent purchased	—	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

Commercial:
Commercial real estate	—	—	—	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

Consumer:
Home Equity	1	1	—	—	—	—	—	—	2
Other	—	5	—	—	—	—	—	—	5
	1	6	—	—	—	—	—	—	7

Total	$1	$6	$—	$—	$—	$—	$—	$—	$7

Delinquent and Nonaccrual Loans - The following tables present the amortized cost, at the dates indicated, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total loans. At December 31, 2023 and September 30, 2023, all loans 90 or more days delinquent were on nonaccrual status. The increase in correspondent and bulk purchased one- to four-family loans 30 to 89 days delinquent and in nonaccrual one- to four-family loans was due mainly to delinquencies returning to more historical levels as government payment assistance programs expired. The increase in commercial loans 30 to 89 days delinquent was a mix of several different borrowers and property types. There was not one underlying reason for the increase in commercial loan delinquencies from September 30, 2023. Management is working closely with the borrowers to address payment issues.

	December 31, 2023
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$7,725	$3,741	$11,466	$4,003,024	$4,014,490
Correspondent purchased	6,140	4,225	10,365	2,379,535	2,389,900
Bulk purchased	587	942	1,529	133,440	134,969
Commercial:
Commercial real estate	3,574	1,116	4,690	1,207,114	1,211,804
Commercial and industrial	231	82	313	113,351	113,664
Consumer:
Home equity	627	116	743	96,448	97,191
Other	140	—	140	9,530	9,670
	$19,024	$10,222	$29,246	$7,942,442	$7,971,688

	September 30, 2023
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$10,117	$2,243	$12,360	$4,020,668	$4,033,028
Correspondent purchased	5,252	3,454	8,706	2,427,044	2,435,750
Bulk purchased	153	942	1,095	136,577	137,672
Commercial:
Commercial real estate	36	1,966	2,002	1,168,114	1,170,116
Commercial and industrial	59	218	277	112,653	112,930
Consumer:
Home equity	605	107	712	95,243	95,955
Other	125	6	131	9,126	9,257
	$16,347	$8,936	$25,283	$7,969,425	$7,994,708

The amortized cost of mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2023 and September 30, 2023 was $2.8 million and $2.5 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the tables above. The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $444 thousand at December 31, 2023 and $219 thousand at September 30, 2023.

The following table presents the amortized cost at December 31, 2023 and September 30, 2023, by class, of loans classified as nonaccrual. Additionally, the amortized cost of nonaccrual loans that had no related ACL is presented, all of which were individually evaluated for loss and any identified losses have been charged off.

	December 31, 2023		September 30, 2023
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
One- to four-family:
Originated	$3,741	$157	$2,457	$471
Correspondent purchased	4,225	—	3,739	285
Bulk purchased	942	630	942	630
Commercial:
Commercial real estate	1,135	446	1,984	446
Commercial and industrial	82	83	218	155
Consumer:
Home equity	116	—	107	3
Other	—	—	6	—
	$10,241	$1,316	$9,453	$1,990

Loan Modifications - The following table presents the amortized cost basis of loans as of December 31, 2023 that were both experiencing financial difficulties and modified during the three months ended December 31, 2023, by class of financing receivable and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulties as compared to the amortized cost basis of each class of financing receivable is also presented below. During the three months ended December 31, 2023, the Company did not charge-off any amounts related to the loans presented in the table below. The Company has not committed to lend additional amounts to borrowers included in this table.

					Combination-		Total
					Term Extension		Class of
	Principal	Interest Rate	Payment	Term	and		Financing
	Forgiveness	Reduction	Delay	Extension	Payment Delay	Total	Receivable
(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$—	$4,405	$4,405	0.11%
Correspondent	—	—	—	—	1,247	1,247	0.05
Purchased	—	—	—	—	—	—	—
	—	—	—	—	5,652	5,652	0.09
Commercial:
Commercial real estate	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
	—	—	—	—	—	—	—
Consumer loans:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Total	$—	$—	$—	$—	$5,652	$5,652	0.07

Financial effect of loan modifications - All loan modifications during the three months ended December 31, 2023 were a combination of term extensions and payment delays of one- to four-family originated loans or one- to four-family correspondent loans. The weighted average length of the term extensions was 23 months for one- to four-family originated loans and 12 months for one- to four-family correspondent loans. The weighted average payment delay was four months for both one- to four-family originated loans and one- to four-family correspondent loans.

Performance of loan modifications - None of the loans modified during the three months ended December 31, 2023 defaulted through December 31, 2023. The Company considers "default" to mean 90 days or more past due under the modified terms. Of the loans modified during the three months ended December 31, 2023, $231 thousand of one-to four-family originated loans were 30-89 days delinquent at December 31, 2023. All other loans modified during the three months ended December 31, 2023 were current at December 31, 2023.

TDRs - Prior to the adoption of ASU 2022-02 on October 1, 2023, loans were accounted for as TDRs if the Bank granted a concession to a borrower experiencing financial difficulties. There were no loans restructured during the three months ended December 31, 2022. During the three months ended December 31, 2022, there was one one-to four-family originated TDR with an amortized cost of $8 thousand that became delinquent within 12 months after being restructured.

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented.

	For the Three Months Ended December 31, 2023
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,149	$2,972	$207	$5,328	$18,180	$251	$23,759
Adoption of ASU 2022-02	3	1	14	18	2	—	20
Balance at October 1, 2023	2,152	2,973	221	5,346	18,182	251	23,779
Charge-offs	—	—	—	—	—	(7)	(7)
Recoveries	5	—	—	5	1	—	6
Provision for credit losses	(63)	(25)	(15)	(103)	495	8	400
Ending balance	$2,094	$2,948	$206	$5,248	$18,678	$252	$24,178

	For the Three Months Ended December 31, 2022
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,066	$2,734	$206	$5,006	$11,120	$245	$16,371
Charge-offs	—	—	—	—	—	(4)	(4)
Recoveries	1	—	—	1	—	1	2
Provision for credit losses	92	253	10	355	2,464	1	2,820
Ending balance	$2,159	$2,987	$216	$5,362	$13,584	$243	$19,189

The key assumptions in the Company's ACL model include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at December 31, 2023. The key assumptions utilized in estimating the Company's ACL at December 31, 2023 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected an economic forecast that was the most appropriate considering the facts and circumstances at December 31, 2023. The forecasted economic indices applied to the model at December 31, 2023 were the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at December 31, 2023 was the national unemployment rate. The forecasted national unemployment rate in the economic scenario selected by management at December 31, 2023 had the national unemployment rate gradually increasing to 4.0% by December 31, 2024, which was the end of our four-quarter forecast time period.
•Forecast and reversion to mean time periods - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at December 31, 2023.
•Prepayment and curtailment assumptions - The assumptions used at December 31, 2023 were generally based on actual historical prepayment and curtailment speeds, adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary for each respective loan pool in the model.
•Qualitative factors - The qualitative factors applied by management at December 31, 2023 included the following:
◦The economic uncertainties related to the unemployment rate, the labor force composition, and the labor participation rate that are not captured in the third-party economic forecast scenarios; and
◦Other management considerations related to commercial loans to account for credit risks not fully reflected in the discounted cash flow model.

Reserve for Off-Balance Sheet Credit Exposures - The following is a summary of the changes in reserve for off-balance sheet credit exposures during the periods indicated. At December 31, 2023 and September 30, 2023, the Bank's off-balance sheet credit exposures totaled $803.0 million and $837.7 million, respectively.

	For the Three Months Ended
	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Beginning balance	$4,095	$4,751
Adoption of ASU 2022-02	16	—
Balance at October 1, 2023	4,111	4,751
(Release)/provision for credit losses	(277)	840
Ending balance	$3,834	$5,591

5. BORROWED FUNDS
Borrowings - Borrowings at December 31, 2023 consisted of $2.38 billion in FHLB advances, of which $2.01 billion were fixed-rate advances and $365.0 million were variable-rate advances, and $974 thousand in finance leases. Borrowings at September 30, 2023 consisted of $2.38 billion in FHLB advances, of which $2.02 billion were fixed-rate advances and $365.0 million were variable-rate advances, and $500.0 million of borrowings from the Federal Reserve's Bank Term Funding Program ("BTFP"). During the current quarter, the Bank paid off the $500.0 million of BTFP borrowings.

As of December 31, 2023 and September 30, 2023, the Bank held interest rate swap agreements with an aggregate notional amount of $365.0 million in order to hedge the variable cash flows associated with $365.0 million of adjustable-rate FHLB advances. At December 31, 2023 and September 30, 2023, the interest rate swap agreements had an average remaining term to maturity of 1.8 years and 2.1 years, respectively. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At December 31, 2023 and September 30, 2023, the interest rate swaps were in a gain position with a total fair value of $6.5 million and $13.0 million respectively, which was reported in other assets on the consolidated balance sheet. During the three month periods ended December 31, 2023 and December 31, 2022, $1.9 million and $734 thousand, respectively, was reclassified from AOCI as a decrease to interest expense. At December 31, 2023, the Company estimated that $5.2 million of interest expense associated with the interest rate swaps would be reclassified from AOCI as a decrease to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank held cash collateral of $7.2 million and $14.0 million at December 31, 2023 and September 30, 2023, respectively, in compliance with its minimum posting requirements.

At times, the Bank has utilized a leverage strategy to increase earnings which entails entering into short-term FHLB advances and depositing the proceeds from the borrowings, net of the required FHLB stock holdings, at the FRB of Kansas City. The borrowings are repaid prior to quarter end, or earlier if the strategy is suspended. The leverage strategy was not in place during the current quarter due to the strategy being unprofitable, but it was in place at points during the September 30, 2023 quarter. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Management continues to monitor the net interest rate spread and overall profitability of the leverage strategy.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The Company primarily uses prices obtained from third party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third party pricing service when determining the fair value of its securities during the three months ended December 31, 2023 or during fiscal year 2023. The Company's major security types, based on the nature and risks of the securities, are:

•U.S. Treasury bills - Estimated fair values are based on pricing data from active primary and secondary markets, and inter-dealer brokers. (Level 1)
•GSE debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•MBS - The majority of these securities are issued by GSEs. Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•Corporate Bonds and Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values obtained from the counterparty during the three months ended December 31, 2023 or during fiscal year 2023. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2023 or September 30, 2023.

	December 31, 2023
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$523,220	$—	$523,220	$—
U.S. Treasury bills	213,758	213,758	—	—
Corporate bonds	3,484	—	3,484	—
	740,462	213,758	526,704	—
Interest rate swaps	6,487	—	6,487	—
	$746,949	$213,758	$533,191	$—

	September 30, 2023
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$900,734	$—	$900,734	$—
GSE debentures	479,428	—	479,428	—
Corporate bonds	3,378	—	3,378	—
Municipal bonds	942	—	942	—
	1,384,482	—	1,384,482	—
Interest rate swaps	13,018	—	13,018	—
	$1,397,500	$—	$1,397,500	$—

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

Loans Receivable - Collateral dependent assets are assets evaluated on an individual basis. Those collateral dependent assets that are evaluated on an individual basis are considered financial assets measured at fair value on a non-recurring basis. The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during the three months ended December 31, 2023 and 2022 that were still held in the portfolio as of December 31, 2023 and 2022 was $1.1 million and $4.1 million, respectively. Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the three months ended December 31, 2023 and December 31, 2022 were downward adjustments to the book value of the collateral for lack of marketability. During the three months ended December 31, 2023, the adjustments ranged from 5% to 100%, with a weighted average of 17%. During the three months ended December 31, 2022, the adjustments ranged from 8% to 100%, with a weighted average of 21%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value. The fair value for one- to four-family OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for one- to four-family OREO was the appraisal or listing price. For commercial OREO, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable input for commercial OREO is downward adjustments to book value of the collateral for lack of marketability. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. There was $219 thousand and $93 thousand of one- to four-family OREO measured on a non-recurring basis during the three months ended December 31, 2023 and December 31, 2022, respectively. The carrying value of the properties equaled the fair value of the properties at December 31, 2023 and 2022. There was no commercial OREO measured on a non-recurring basis during the three months ended December 31, 2023 or 2022.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	December 31, 2023
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$320,357	$320,357	$320,357	$—	$—
AFS securities	740,462	740,462	213,758	526,704	—
Loans receivable	7,947,510	7,561,055	—	—	7,561,055
FHLB stock	110,166	110,166	110,166	—	—
Interest rate swaps	6,487	6,487	—	6,487	—
Liabilities:
Deposits	6,021,595	6,003,615	3,282,768	2,720,847	—
Borrowings	2,373,064	2,331,484	—	2,331,484	—

	September 30, 2023
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$245,605	$245,605	$245,605	$—	$—
AFS securities	1,384,482	1,384,482	—	1,384,482	—
Loans receivable	7,970,949	7,358,462	—	—	7,358,462
FHLB stock	110,714	110,714	110,714	—	—
Interest rate swaps	13,018	13,018	—	13,018	—
Liabilities:
Deposits	6,051,220	6,004,975	3,321,028	2,683,947	—
Borrowings	2,879,125	2,802,849	—	2,802,849	—

7. INCOME TAXES
At September 30, 2023, the Company recorded a deferred income tax asset of $47.0 million related to the net loss on a securities transaction. The related securities were sold during the current quarter which resulted in the Company reversing the $47.0 million deferred tax asset at September 30, 2023 and recognizing a $45.0 million net operating loss deferred income tax asset as of December 31, 2023. Additionally, the Company recorded a $4.6 million deferred tax asset at December 31, 2023 related to low income housing tax credits.

The Company assesses the available positive and negative evidence surrounding the recoverability of its deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances. At December 31, 2023, the Company does not believe a valuation allowance is necessary on the deferred income tax assets recorded during the current quarter as it is more likely than not that these amounts will be realized through the reversal of the Company's existing taxable temporary differences and projected future taxable income.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods indicated.

	For the Three Months Ended December 31, 2023
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	(1,142)	9,842	8,700
Other comprehensive income (loss), before reclassifications	16,581	(2,998)	13,583
Amount reclassified from AOCI, net of taxes of $626	—	(1,940)	(1,940)
Reclassification adjustment for gross gains on AFS securities included in net income, net of taxes of $383	(1,188)	—	(1,188)
Other comprehensive income (loss)	15,393	(4,938)	10,455
Ending balance	14,251	4,904	19,155

	For the Three Months Ended December 31, 2022
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(155,119)	$9,486	$(145,633)
Other comprehensive income (loss), before reclassifications	13,050	715	13,765
Amount reclassified from AOCI, net of taxes of $237	—	(734)	(734)
Other comprehensive income (loss)	13,050	(19)	13,031
Ending balance	$(142,069)	$9,467	$(132,602)

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
•changes in real estate values, unemployment levels, general economic trends, and the level and direction of loan delinquencies and charge-offs may require changes in the estimates of the adequacy of the ACL and may adversely affect our business;
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

This list of factors is not all inclusive. For a discussion of risks and uncertainties related to our business that could adversely impact our operations and/or financial results, see "Part I, Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023 and Part II, Item 1A. Risk Factors within this Quarterly Report on Form 10-Q. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

As used in this Form 10-Q, unless we specify or the context indicates otherwise, "the Company," "we," "us," and "our" refer to Capitol Federal Financial, Inc. a Maryland corporation, and its subsidiaries. "Capitol Federal Savings," and "the Bank," refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial, Inc.

The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity, and capital resources of the Company. The Bank comprises almost all of the consolidated assets and liabilities of the Company and the Company is dependent primarily upon the performance of the Bank for the results of its operations. Because of this relationship, references to management actions, strategies and results of actions apply to both the Bank and the Company except where the context indicates otherwise. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC.

Executive Summary
The following summary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section in its entirety.

During the current quarter, the Company completed a strategic securities transaction ("securities strategy") by selling $1.30 billion of securities with a weighted average yield of 1.22% and an average duration of 3.6 years and purchased $632.0 million of securities yielding 5.75% and paid down $500.0 million of borrowings with a cost of 4.70%. The Company plans to hold the remaining cash associated with the securities strategy at the FRB of Kansas City earning interest at the reserve balances rate, until such time as it can be used to fund commercial loan activity or other Bank operations. The Company recognized net interest margin benefits in the current quarter associated with the securities strategy and total assets were reduced below $10.0 billion at December 31, 2023.

Since the Company did not have the intent to hold the $1.30 billion of securities to maturity at September 30, 2023, the Company recognized an impairment loss on those securities, $192.6 million of which was reflected in the Company's financial statements for the quarter ended September 30, 2023. During the current quarter, $10.0 million after tax, or $0.08 per share, of additional loss related to the sale of the securities was recorded, which reflected the market value loss on these securities from October 1, 2023 until the sale of such securities.

The Company recognized net income of $2.5 million, or $0.02 per share, for the current quarter compared to net income of $16.2 million, or $0.12 per share, for the prior year quarter. The lower net income in the current quarter was primarily a result of the $13.3 million net loss associated with the securities strategy, along with higher interest expense, partially offset by lower provision for credit losses and an income tax benefit in the current quarter. Excluding the effects of the securities strategy, EPS would have been $0.10 for the current quarter.

The net interest margin was 1.71% for the current quarter, an increase of ten basis points from 1.61% for the prior year quarter. Excluding the effects of the leverage strategy discussed in the "Financial Condition - Borrowings" section below, the net interest margin decreased 17 basis points, from 1.88% for the prior year quarter to 1.71% for the current quarter. The decrease in the net interest margin excluding the effects of the leverage strategy was due mainly to an increase in the cost of deposits and borrowings, which exceeded the increase in yields on securities and loans.

The Company's efficiency ratio was 92.86% for the current quarter compared to 54.27% for the prior year quarter. Excluding the net losses from the securities strategy, the efficiency ratio would have been 64.73% for the current quarter. The change in the efficiency ratio, excluding the securities strategy, was due primarily to lower net interest income in the current quarter compared to the prior year quarter. The Company's operating expense ratio for the current quarter was 1.18% compared to 0.96% for the prior year quarter, due mainly to lower average assets in the current quarter.

Total assets were $9.58 billion at December 31, 2023, a $601.4 million decrease from September 30, 2023, due primarily to the securities strategy. The loan portfolio was $7.95 billion at December 31, 2023, a $23.4 million decrease from September 30, 2023. The loan portfolio mix continued to shift from one- to four-family loans to commercial loans during the current quarter.

Total deposits were $6.02 billion at December 31, 2023, a decrease of $29.6 million from September 30, 2023. The decrease in deposits was primarily in non-maturity deposits and public unit certificates of deposit, partially offset by an increase in retail certificates of deposit. The increase in retail certificates of deposit was in certificates with terms of 14 months as management continues to competitively price certain short-term retail certificate of deposit products so that if rates were to decrease in the near future, the Bank would be able to more quickly reprice those balances to lower market rates at maturity.

Total borrowings were $2.37 billion at December 31, 2023, a decrease of $506.1 million from September 30, 2023. The decrease was due primarily to $500.0 million of borrowings under the BTFP that were paid off during the current quarter in conjunction with the securities strategy. Management estimates that the Bank had $2.70 billion in additional liquidity available at December 31, 2023, based on the Bank's blanket collateral agreement with FHLB and unencumbered securities.

The Bank's asset quality remained strong, reflected in low delinquency and charge-off ratios. At December 31, 2023, loans 30 to 89 days delinquent were 0.24% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.13% of total loans receivable, net. During the current quarter, net charge-offs ("NCOs") were $1 thousand.

At December 31, 2023, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(679.7) million, or (7.1)% of total assets, compared to $(1.19) billion, or (11.7)% of total assets, at September 30, 2023. The change in the one-year gap amount was due to both an increase in the amount of interest-earning assets cash flows coming due in one year at December 31, 2023 and a decrease in the amount of liability cash flows coming due in one year, compared to September 30, 2023. These changes were due, in part, to the securities strategy, which decreased the amount of borrowings coming due in one year, increased the balance of cash, and increased the amount of securities projected to reprice within one year, partially offset by an increase in the amount of certificates of deposit scheduled to mature within one year, as management continues to competitively price certain short-term retail certificate of deposit products.

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

Critical Accounting Estimates
Our most critical accounting estimates are the methodologies used to determine the ACL and reserve for off-balance sheet credit exposures and fair value measurements. These estimates are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions about highly uncertain matters. The use of different judgments, assumptions, and estimates could affect reported results materially. These critical accounting estimates and their application are reviewed at least annually by the audit committee of our Board of Directors. For a full discussion of our critical accounting estimates, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Financial Condition
The following table summarizes the Company's financial condition at the dates indicated.

			Annualized
	December 31,	September 30,	Percent
	2023	2023	Change
	(Dollars and shares in thousands)
Total assets	$9,576,064	$10,177,461	(23.6)%
AFS securities	740,462	1,384,482	(186.1)
Loans receivable, net	7,947,510	7,970,949	(1.2)
Deposits	6,021,595	6,051,220	(2.0)
Borrowings	2,373,064	2,879,125	(70.3)
Stockholders' equity	1,034,121	1,044,054	(3.8)
Equity to total assets at end of period	10.8%	10.3%
Average number of basic shares outstanding	132,353	133,225	(2.6)
Average number of diluted shares outstanding	132,353	133,225	(2.6)

During the current quarter, total assets decreased $601.4 million, to $9.58 billion at December 31, 2023, due primarily to the securities strategy. The loan portfolio decreased $23.4 million, or 1.2% annualized, during the current quarter. The loan portfolio mix continued to shift from one- to four-family loans to commercial loans during the current quarter, with a $66.4 million decrease in one- to four-family loans, including a $45.1 million decrease in one- to four-family correspondent loans, partially offset by a $42.1 million increase in commercial loans. The Bank continues to reduce purchases of correspondent loans, with the intention of minimizing correspondent purchases, which will continue to decrease the balance of that portfolio.

Total liabilities decreased $591.5 million during the current quarter as $500.0 million of BTFP borrowings were paid off as part of the securities strategy, along with a $38.1 million decrease in advances by borrowers due to the payment of property taxes during the current quarter and a $29.6 million decrease in deposits. The decrease in deposits was primarily in non-maturity deposits and public unit certificates of deposit, partially offset by an increase in retail certificates of deposit.

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated. The loan portfolio rate increased six basis points during the current quarter due primarily to originations at higher market rates and one- to four-family adjustable-rate loans repricing to higher market interest rates, as well as disbursements on commercial construction loans at rates higher than the overall portfolio rate.

	December 31, 2023		September 30, 2023
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,986,479	3.44%	$3,978,837	3.39%
Correspondent purchased	2,360,843	3.45	2,405,911	3.44
Bulk purchased	134,504	2.10	137,193	1.85
Construction	43,631	4.47	69,974	3.68
Total	6,525,457	3.42	6,591,915	3.38
Commercial:
Commercial real estate	1,019,431	5.27	995,788	5.29
Commercial and industrial	113,686	6.46	112,953	6.36
Construction	196,493	5.41	178,746	5.01
Total	1,329,610	5.39	1,287,487	5.35
Consumer loans:
Home equity	96,952	8.84	95,723	8.83
Other	9,670	5.32	9,256	5.20
Total	106,622	8.52	104,979	8.51
Total loans receivable	7,961,689	3.82	7,984,381	3.76

Less:
ACL	24,178		23,759
Deferred loan fees/discounts	30,653		31,335
Premiums/deferred costs	(40,652)		(41,662)
Total loans receivable, net	$7,947,510		$7,970,949

Loan Activity - The following table summarizes activity in the loan portfolio, along with weighted average rates where applicable, for the periods indicated, excluding changes in ACL, deferred loan fees/discounts, and premiums/deferred costs. Loans that were paid off as a result of refinances are included in repayments. Loan endorsements are not included in the activity in the following table because a new loan is not generated at the time of the endorsement. The endorsed balance and rate are included in the ending loan portfolio balance and rate. Commercial loan renewals are not included in the activity presented in the following table unless new funds are disbursed at the time of renewal. The renewal balance and rate are included in the ending loan portfolio balance and rate. The decrease in the amount of loans originated and refinanced as well as purchased and participations in the current quarter was driven by the decrease in single family loan volume in our local markets and our minimizing single-family loan purchases. The change in undisbursed loan funds between periods was due to disbursements on construction loans outpacing new construction loan activity during the current quarter, while new construction loan activity outpaced construction loan disbursements on existing loans during the quarter ended December 31, 2022.

	For the Three Months Ended
	December 31, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,984,381	3.76%	$7,471,670	3.33%
Originated and refinanced	101,402	7.00	364,387	5.13
Purchased and participations	3,497	5.91	335,305	5.30
Change in undisbursed loan funds	83,246		(121,235)
Repayments	(210,611)		(252,799)
Principal (charge-offs)/recoveries, net	(1)		(2)
Other	(225)		(5,656)
Ending balance	$7,961,689	3.82	$7,791,670	3.47

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

	For the Three Months Ended
	December 31, 2023			December 31, 2022
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family	$37,167	6.89%	35.5%	$167,439	5.10%	23.9%
One- to four-family construction	9,308	6.84	8.9	14,914	5.23	2.1
Commercial:
Real estate	747	7.76	0.7	4,903	5.25	0.7
Commercial and industrial	2,605	7.06	2.5	7,895	5.94	1.1
Construction	132	9.00	0.1	68,600	4.87	9.8
Home equity	2,630	9.01	2.5	1,381	7.06	0.2
Other	1,084	6.83	1.0	1,165	6.58	0.2
Total fixed-rate	53,673	7.01	51.2	266,297	5.09	38.0

Adjustable-rate:
One- to four-family	18,486	6.65	17.6	136,603	4.62	19.6
One- to four-family construction	8,040	6.60	7.7	7,023	4.48	1.0
Commercial:
Real estate	9,350	5.00	8.9	163,621	5.08	23.4
Commercial and industrial	3,555	7.88	3.4	19,017	7.04	2.7
Construction	3,947	8.41	3.8	91,079	5.99	13.0
Home equity	7,179	9.39	6.8	15,632	7.34	2.2
Other	669	4.65	0.6	420	3.62	0.1
Total adjustable-rate	51,226	6.92	48.8	433,395	5.28	62.0

Total originated, refinanced and purchased	$104,899	6.96	100.0%	$699,692	5.21	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent purchased - one- to four-family	$2,978	6.43		$101,958	5.11
Participations and purchases - commercial	—	—		870	6.60
Total fixed-rate purchased/participations	2,978	6.43		102,828	5.12

Adjustable-rate:
Correspondent purchased - one- to four-family	519	2.93		97,513	4.62
Participations and purchases - commercial	—	—		134,964	5.93
Total adjustable-rate purchased/participations	519	2.93		232,477	5.38
Total purchased/participation loans	$3,497	5.91		$335,305	5.30

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, excluding construction loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average LTV ratio, and average balance per loan as of December 31, 2023. Credit scores are updated at least annually, with the latest update in September 2023, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,986,479	61.5%	3.44%	771	60%	$165
Correspondent purchased	2,360,843	36.4	3.45	767	64	412
Bulk purchased	134,504	2.1	2.10	771	55	287
	$6,481,826	100.0%	3.42	770	61	214
The following table presents originated and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average rates, weighted average LTVs and weighted average credit scores for the period indicated. The majority of the correspondent loans purchased during the current quarter were from applications in the pipeline at September 30, 2023, as the Bank continues to minimize correspondent purchases.

	For the Three Months Ended
	December 31, 2023
				Credit
	Amount	Rate	LTV	Score
	(Dollars in thousands)
Originated	$69,504	6.83%	75%	765
Correspondent purchased	3,497	5.91	70	765
	$73,001	6.79	74	765

As of December 31, 2023 the Bank had one- to four-family loan origination and refinance commitments of $20.7 million at a weighted average rate of 6.75%. There were no one- to four-family correspondent loan purchase commitments at December 31, 2023.

Commercial Loans - During the quarter ended December 31, 2023, the Bank originated $20.3 million of commercial loans. The Bank did not enter into any commercial loan participations during the current quarter. The Bank also processed commercial loan disbursements, excluding lines of credit, during the quarter ended December 31, 2023 of $64.6 million at a weighted average rate of 6.27%.

As of December 31, 2023, September 30, 2023, and December 31, 2022, the Bank's commercial and industrial gross loan amounts (unpaid principal plus undisbursed amounts) totaled $157.2 million, $158.5 million and $113.2 million, respectively, and commitments totaled $2.4 million, $2.6 million and $5.1 million, respectively.

The following table presents the Bank's commercial real estate and commercial construction loans by type of primary collateral as of the dates indicated. As of December 31, 2023, the Bank had seven commercial real estate and commercial construction loan commitments, totaling $100.4 million, at a weighted average rate of 7.52%. Because the commitments to pay out undisbursed funds are not cancellable by the Bank, unless the loan is in default, we generally anticipate fully funding the related projects. Of the total commercial real estate and commercial construction undisbursed amounts and commitments outstanding as of December 31, 2023, management anticipates funding approximately $94 million during the March 2024 quarter, $84 million during the June 2024 quarter, $77 million during the September 2024 quarter, and $137 million during the December 2024 quarter or later.

	December 31, 2023				September 30, 2023
		Unpaid	Undisbursed	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount
		(Dollars in thousands)
Retail building	139	$269,399	$79,629	$349,028	$352,499
Senior housing	36	317,630	12,447	330,077	331,207
Multi-family	42	105,657	197,251	302,908	308,846
Hotel	13	214,082	17,905	231,987	233,012
Office building	79	127,741	1,607	129,348	130,921
One- to four-family property	360	60,016	5,567	65,583	70,265
Single use building	30	36,260	7,555	43,815	47,193
Other	111	85,139	3,110	88,249	88,995
	810	$1,215,924	$325,071	$1,540,995	$1,562,938

Weighted average rate		5.29%	6.01%	5.44%	5.47%

The following table summarizes the Bank's commercial real estate and commercial construction loans by state as of the dates indicated.

	December 31, 2023				September 30, 2023
		Unpaid	Undisbursed	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount
		(Dollars in thousands)
Kansas	602	$486,440	$176,316	$662,756	$670,498
Texas	17	280,034	67,791	347,825	348,707
Missouri	159	275,153	51,440	326,593	332,610
Colorado	8	43,223	6,205	49,428	49,385
Tennessee	2	26,132	13,437	39,569	42,136
Nebraska	8	36,678	1,121	37,799	37,609
Other	14	68,264	8,761	77,025	81,993
	810	$1,215,924	$325,071	$1,540,995	$1,562,938

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of December 31, 2023.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	10	$493,952
>$15 to $30 million	20	417,774
>$10 to $15 million	12	142,942
>$5 to $10 million	30	222,228
$1 to $5 million	142	340,059
Less than $1 million	1,201	184,112
	1,415	$1,801,067

Asset Quality

Delinquent and nonaccrual loans and OREO. The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at December 31, 2023, 82% were 59 days or less delinquent. The increase in correspondent and bulk purchased one- to four-family loans 30 to 89 days delinquent and in nonaccrual one- to four-family loans was due mainly to delinquencies returning to more historical levels as government payment assistance programs expired. The increase in commercial loans 30 to 89 days delinquent was a mix of several different borrowers and property types. There was not one underlying reason for the increase in commercial loan delinquencies from September 30, 2023. Management is working closely with the borrowers to address payment issues.

	Loans Delinquent for 30 to 89 Days at:
	December 31,		September 30,
	2023		2023
	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	77	$7,746	88	$9,078
Correspondent purchased	16	6,049	17	5,192
Bulk purchased	4	583	1	149
Construction	—	—	4	1,123
Commercial	14	3,809	5	94
Consumer	40	766	30	730
	151	$18,953	145	$16,366

Loans 30 to 89 days delinquent
to total loans receivable, net		0.24%		0.21%

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

	Nonaccrual Loans and OREO at:
	December 31,		September 30,
	2023		2023
	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	29	$3,749	24	$2,246
Correspondent purchased	10	4,164	9	3,410
Bulk purchased	2	942	2	942
Commercial	8	1,198	12	2,183
Consumer	5	116	9	113
	54	10,169	56	8,894

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.13%		0.11%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	—	$—	2	$215
Correspondent purchased	—	—	1	282
Bulk purchased	—	—	—	—
Commercial	1	18	1	18
Consumer	—	—	—	—
	1	18	4	515
Total nonaccrual loans	55	10,187	60	9,409

Nonaccrual loans as a percentage of total loans		0.13%		0.12%

OREO:
One- to four-family:
Originated(2)	2	$225	—	$—
Correspondent purchased	1	219	1	219
	3	444	1	219
Total non-performing assets	58	$10,631	61	$9,628

Non-performing assets as a percentage of total assets		0.11%		0.09%

(1)Includes loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing ten percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at December 31, 2023. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At December 31, 2023, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,531,138	54.5%	$6,519	45.3%	$2,506	28.3%	54%
Missouri	1,117,487	17.2	3,082	21.5	2,070	23.4	65
Other states	1,833,201	28.3	4,777	33.2	4,279	48.3	55
	$6,481,826	100.0%	$14,378	100.0%	$8,855	100.0%	57

Classified loans. The following table presents loans classified as special mention or substandard at the dates presented. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any.

	December 31, 2023		September 30, 2023
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$19,601	$22,659	$18,603	$19,314
Commercial	15,097	1,221	16,407	1,293
Consumer	335	175	327	190
	$35,033	$24,055	$35,337	$20,797

Allowance for Credit Losses. The distribution of our ACL and the ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to the calculation of ACL as of December 31, 2023.

	Distribution of ACL		Ratio of ACL to Loans Receivable
	December 31,	September 30,	December 31,	September 30,
	2023	2023	2023	2023
	(Dollars in thousands)
One- to four-family:
Originated	$2,055	$2,084	0.05%	0.05%
Correspondent purchased	2,948	2,972	0.12	0.12
Bulk purchased	206	207	0.15	0.15
Construction	39	65	0.09	0.09
Total	5,248	5,328	0.08	0.08
Commercial:
Real estate	16,152	15,589	1.58	1.57
Commercial and industrial	973	1,104	0.86	0.98
Construction	1,553	1,487	0.79	0.83
Total	18,678	18,180	1.40	1.41
Consumer	252	251	0.24	0.24
Total	$24,178	$23,759	0.30	0.30

The following table presents ACL activity and related ratios at the dates and for the periods indicated. On October 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"), which eliminates the accounting guidance for TDRs by creditors. The Company applied ASU 2022-02 on a prospective basis, except for the amendments impacting the measurement of the ACL for TDRs, which were adopted on a modified retrospective basis, resulting in a cumulative-effect adjustment that is reflected in the table below ("ASU 2022-02 Adoption"). See "Note 1. Summary of Significant Accounting Policies" for additional information regarding the adoption of ASU 2022-02.

	At or For the Three Months Ended
	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Balance at beginning of period	$23,759	$16,371
ASU 2022-02 Adoption	20	—
Charge-offs	(7)	(4)
Recoveries	6	2
Net (charge-offs) recoveries	(1)	(2)
Provision for credit losses	400	2,820
Balance at end of period	$24,178	$19,189

Ratio of NCOs during the period
to average non-performing assets	0.01%	0.02%

ACL to nonaccrual loans at end of period	237.34	233.07

ACL to loans receivable, net at end of period	0.30	0.25

ACL to NCOs (annualized)	6,474x	3,032x

The ratio of ACL to nonaccrual loans was higher at the end of the current quarter compared to the end of the prior year quarter due mainly to higher ACL at December 31, 2023, partially offset by a higher balance of nonaccrual loans compared to the prior year quarter. The ratio of ACL to loans receivable, net was higher at the end of the current quarter compared to the end of the prior year quarter due to a higher commercial loan ACL balance at December 31, 2023. The ratio of ACL to NCOs was higher for the end of the current quarter compared to the end of the prior year quarter due mainly to lower net charge-offs, along with a higher ACL balance. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	For the Three Months Ended
	December 31, 2023			December 31, 2022
	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$(5)	$3,985,425	—%	$(1)	$3,984,609	—%
Correspondent	—	2,413,900	—	—	2,305,362	—
Bulk purchased	—	136,609	—	—	147,091	—
Construction	—	40,114	—	—	65,181	—
Total	(5)	6,576,048	—	(1)	6,502,243	—
Commercial:
Real estate	—	1,015,756	—	—	780,366	—
Commercial and industrial	(1)	114,561	—	—	78,310	—
Construction	—	176,600	—	—	166,726	—
Total	(1)	1,306,917	—	—	1,025,402	—
Consumer:
Home equity	2	96,315	—	3	93,905	—
Other	5	9,643	0.05	—	8,855	—
Total	7	105,958	0.01	3	102,760	—
	$1	$7,988,923	—	$2	$7,630,405	—
While management utilizes its best judgment and information available, the adequacy of the ACL is determined by certain factors outside of the Company's control, such as the performance of our loan portfolio, changes in the economic environment including economic uncertainty, changes in interest rates, and the views of regulatory authorities toward classification of assets and the level of ACL. Additionally, the level of ACL may fluctuate based on the balance and mix of the loan portfolio. If actual results reflect significant underperformance compared to our assumptions and/or if one or more of our assumptions, such as the economic forecast, represents a more negative outlook in a future period, there could be additions to our ACL and an increase in the provision for credit losses.

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. The majority of our securities are government guaranteed or issued by GSEs. Overall, fixed-rate securities comprised 93% of our securities portfolio at December 31, 2023. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully tax-equivalent basis. The change in the portfolio yield at December 31, 2023 compared to September 30, 2023 was primarily related to the securities strategy.

	December 31, 2023			September 30, 2023
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
MBS	$503,912	5.76%	5.4	$901,440	1.71%	4.7
U.S. Treasury bills	213,700	5.48	0.1	—	—	—
GSE debentures	—	—	—	479,610	0.64	1.9
Corporate bonds	4,000	5.12	8.4	4,000	5.12	8.6
Municipal bonds	—	—	—	942	2.55	6.9
	$721,612	5.67%	3.9	$1,385,992	1.35%	3.8

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

	For the Three Months Ended
	December 31, 2023			December 31, 2022
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,384,482	1.35%	3.8	$1,563,307	1.29%	4.2
Maturities and repayments	(49,604)			(51,045)
Proceeds from sale	(1,272,512)			—
Net amortization of (premiums)/discounts	2,771			(837)
Purchases	668,310	5.72	3.8	—	—	—
Net loss from securities transactions	(13,345)			—
Change in valuation on AFS securities	20,360			17,261
Ending balance - carrying value	$740,462	5.67	3.9	$1,528,686	1.31	4.3

Liabilities. Total liabilities were $8.54 billion at December 31, 2023, compared to $9.13 billion at September 30, 2023. The decrease was due primarily to $500.0 million of BTFP borrowings that were paid off in the current quarter as part of the securities strategy, along with a $38.1 million decrease in advances by borrowers due to the payment of property taxes during the current quarter and a $29.6 million decrease in deposits.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. The $29.6 million decrease in deposits during the current quarter was mainly in public unit certificates of deposit and money market account balances, partially offset by an increase in the retail certificate of deposit portfolio. The weighted average rate on the deposit portfolio increased 13 basis points during the current quarter due mainly to higher rates on retail certificates of deposit.

	December 31, 2023			September 30, 2023
			% of			% of
	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$555,382	—%	9.2%	$558,326	—%	9.2%
Interest-bearing checking	895,665	0.17	14.9	901,994	0.19	14.9
Savings	471,372	0.12	7.8	480,091	0.12	7.9
Money market	1,360,349	1.96	22.6	1,380,617	1.96	22.8
Retail certificates of deposit	2,569,391	3.75	42.7	2,533,954	3.47	41.9
Commercial certificates of deposit	49,152	3.80	0.8	48,751	3.56	0.8
Public unit certificates of deposit	120,284	4.54	2.0	147,487	4.44	2.5
	$6,021,595	2.20	100.0%	$6,051,220	2.07	100.0%

Borrowings. Total borrowings at December 31, 2023 were $2.37 billion, which was comprised of $2.01 billion in fixed-rate FHLB advances, $365.0 million in variable-rate advances tied to interest rate swaps, and $974 thousand in finance leases.
The following table presents the maturity of term borrowings, which consist of FHLB advances, along with associated weighted average contractual and effective rates as of December 31, 2023. Amortizing FHLB advances are presented based on their maturity dates versus their quarterly scheduled repayment dates.

Maturity by		Contractual	Effective
Fiscal Year	Amount	Rate	Rate(1)
	(Dollars in thousands)
2024	$340,000	4.15%	2.61%
2025	650,000	3.31	2.96
2026	575,000	2.81	2.95
2027	485,000	3.15	3.25
2028	325,410	4.94	4.19
	$2,375,410	3.50	3.13

(1)The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents borrowing activity for the periods shown. The borrowings presented in the table have original contractual terms of one year or longer or are tied to interest rate swaps with original contractual terms of one year or longer. Line of credit borrowings and finance leases are excluded from the table. The effective rate is shown as a weighted average and includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. During the current quarter, BTFP borrowings were paid off with the proceeds received from the securities strategy.

	For the Three Months Ended
	December 31, 2023			December 31, 2022
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,882,828	3.34%	1.8	$2,062,500	2.44%	2.5
Maturities and repayments	(157,418)	3.46		(7,418)	4.13
New FHLB borrowings	150,000	4.66	3.7	450,000	4.45	3.3
BTFP, net	(500,000)	4.70	—	—	—	—
Ending balance	$2,375,410	3.13	2.0	$2,505,082	2.80	2.4

Leverage Strategy
At times, the Bank has utilized a leverage strategy to increase earnings which entails entering into short-term FHLB advances and depositing the proceeds from the borrowings, net of the required FHLB stock holdings, at the FRB of Kansas City. The borrowings are repaid prior to quarter end, or earlier if the strategy is suspended. The leverage strategy was not in place during the current quarter due to the strategy being unprofitable, but it was in place at points during the September 2023 quarter and December 2022 quarter. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Management continues to monitor the net interest rate spread and overall profitability of the leverage strategy.

Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and non-amortizing FHLB advances for the next four quarters as of December 31, 2023.

	March 31,	June 30,	September 30,	December 31,
	2024	2024	2024	2024	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$270,858	$423,200	$424,691	$480,918	$1,599,667
Repricing Rate	2.90%	3.86%	4.37%	4.24%	3.95%
Public Unit Certificates:
Amount	$17,174	$31,563	$34,985	$29,025	$112,747
Repricing Rate	4.30%	4.42%	4.63%	4.67%	4.53%
Term Borrowings:
Amount	$65,000	$100,000	$175,000	$200,000	$540,000
Repricing Rate	2.72%	1.98%	2.93%	3.35%	2.88%
Total
Amount	$353,032	$554,763	$634,676	$709,943	$2,252,414
Repricing Rate	2.94%	3.55%	3.99%	4.01%	3.72%

The following table sets forth the WAM information for our certificates of deposit, in years, as of December 31, 2023.

Retail certificates of deposit	1.1
Commercial certificates of deposit	0.8
Public unit certificates of deposit	0.6
Total certificates of deposit	1.1

Stockholders' Equity. Stockholders' equity totaled $1.03 billion at December 31, 2023, a decrease of $9.9 million from September 30, 2023. The decrease in stockholders' equity during the current quarter was due to a $12.0 million decrease in additional paid-in capital, due mainly to share repurchases, and a $8.8 million decrease in retained earnings, due primarily to dividend payments, partially offset by a $10.5 million increase in accumulated other comprehensive income. During the quarter ended December 31, 2023, the Company paid a regular quarterly cash dividend totaling $11.3 million, or $0.085 per share. On January 23, 2024, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.1 million, payable on February 16, 2024 to stockholders of record as of the close of business on February 2, 2024.

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank in accordance with regulatory standards. As of December 31, 2023, the Bank's capital ratios exceeded the well-capitalized requirements and the Bank exceeded all internal policy thresholds for sensitivity to changes in interest rates. See "Liquidity and Capital Resources" below for additional information regarding the Bank's regulatory capital requirements. As of December 31, 2023, the Bank's tier 1 leverage ratio was 8.9%, which exceeded the minimum requirement.

At December 31, 2023, Capitol Federal Financial, Inc., at the holding company level, had $63.2 million in cash on deposit at the Bank. For fiscal year 2024, it is the intention of the Board of Directors to pay out the regular quarterly cash dividend of $0.085 per share, totaling $0.34 per share for the year. To the extent that earnings in fiscal year 2024 exceed $0.34 per share, the Board of Directors will consider the payment of additional dividends. Dividend payments depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level.

During the current quarter, the Company repurchased 2,034,000 shares of common stock at an average price of $5.79 per share. Subsequent to December 31, 2023 and through February 2, 2024, the Company repurchased 199,400 shares at an average price of $6.53 per share. There remains $8.1 million authorized under the existing stock repurchase plan for additional purchases of the Company's common stock. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors. This plan has no expiration date; however, the FRB of Kansas City's existing approval for the Company to repurchase shares expires in August 2024.

	Calendar Year
	2024		2023		2022
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,129	$0.085	$11,319	$0.085	$11,535	$0.085
Quarter ended June 30	—	—	11,321	0.085	11,534	0.085
Quarter ended September 30	—	—	11,323	0.085	11,534	0.085
Quarter ended December 31	—	—	11,308	0.085	11,508	0.085
True-up dividends paid	—	—	—	—	37,701	0.280
True Blue Capitol dividends paid	—	—	—	—	27,143	0.200
Calendar year-to-date dividends paid	$11,129	$0.085	$45,271	$0.340	$110,955	$0.820

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2023	2023	2023	2023	2022
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$75,941	$74,031	$71,918	$69,319	$64,819
MBS	5,859	4,399	4,562	4,748	4,811
Cash and cash equivalents	4,778	6,139	10,009	10,977	16,671
FHLB stock	2,586	2,796	3,260	3,607	4,158
Investment securities	2,528	894	895	895	881
Total interest and dividend income	91,692	88,259	90,644	89,546	91,340

Interest expense:
Borrowings	19,656	27,746	31,449	31,447	33,608
Deposits	32,443	29,778	24,445	16,140	11,904
Total interest expense	52,099	57,524	55,894	47,587	45,512

Net interest income	39,593	30,735	34,750	41,959	45,828

Provision for credit losses	123	963	1,324	891	3,660

Net interest income
(after provision for credit losses)	39,470	29,772	33,426	41,068	42,168

Non-interest income	(8,894)	(187,704)	5,814	5,083	5,352
Non-interest expense	28,508	28,194	29,336	28,631	27,773
Income tax (benefit) expense	(475)	(45,736)	1,602	3,331	3,507
Net income (loss)	$2,543	$(140,390)	$8,302	$14,189	$16,240

Efficiency ratio	92.86%	(17.96%)	72.32%	60.86%	54.27%

Basic EPS	$0.02	$(1.05)	$0.06	$0.11	$0.12
Diluted EPS	0.02	(1.05)	0.06	0.11	0.12

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

	For the Three Months Ended
	December 31, 2023			September 30, 2023			December 31, 2022
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$4,025,539	$35,060	3.48%	$4,036,609	$34,584	3.43%	$4,049,790	$33,364	3.29%
Correspondent purchased	2,413,900	19,660	3.26	2,454,407	19,794	3.23	2,305,362	17,261	2.99
Bulk purchased	136,609	694	2.03	138,922	524	1.51	147,091	434	1.18
Total one- to four-family loans	6,576,048	55,414	3.37	6,629,938	54,902	3.31	6,502,243	51,059	3.14
Commercial loans	1,306,917	18,267	5.47	1,249,498	16,930	5.30	1,025,402	11,993	4.58
Consumer loans	105,958	2,260	8.46	104,252	2,199	8.37	102,760	1,767	6.82
Total loans receivable(1)	7,988,923	75,941	3.78	7,983,688	74,031	3.69	7,630,405	64,819	3.38
MBS(2)	526,733	5,859	4.45	1,078,957	4,399	1.63	1,221,035	4,811	1.58
Investment securities(2)(3)	266,873	2,528	3.79	524,574	894	0.68	525,081	881	0.67
FHLB stock(4)	108,648	2,586	9.44	120,159	2,796	9.23	197,577	4,158	8.35
Cash and cash equivalents(5)	346,220	4,778	5.40	453,486	6,139	5.30	1,801,493	16,671	3.62
Total interest-earning assets	9,237,397	91,692	3.95	10,160,864	88,259	3.45	11,375,591	91,340	3.19
Other non-interest-earning assets	466,084			271,074			248,022
Total assets	$9,703,481			$10,431,938			$11,623,613

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$886,530	445	0.20	$900,526	449	0.20	$1,007,569	289	0.11
Savings	472,819	138	0.12	492,737	145	0.12	545,885	100	0.07
Money market	1,364,565	6,737	1.96	1,404,496	6,913	1.95	1,759,804	3,035	0.68
Retail certificates	2,555,375	23,199	3.60	2,498,839	20,268	3.22	2,064,929	7,767	1.49
Commercial certificates	49,558	463	3.70	30,735	273	3.53	34,298	104	1.20
Wholesale certificates	130,857	1,461	4.43	158,598	1,730	4.33	97,828	609	2.47
Total deposits	5,459,704	32,443	2.36	5,485,931	29,778	2.15	5,510,313	11,904	0.86
Borrowings(6)	2,467,410	19,656	3.15	3,150,179	27,746	3.48	4,260,685	33,608	3.10
Total interest-bearing liabilities	7,927,114	52,099	2.61	8,636,110	57,524	2.64	9,770,998	45,512	1.84
Non-interest-bearing deposits	537,144			540,607			576,519
Other non-interest-bearing liabilities	202,743			191,978			191,474
Stockholders' equity	1,036,480			1,063,243			1,084,622
Total liabilities and stockholders' equity	$9,703,481			$10,431,938			$11,623,613

Net interest income(7)		$39,593			$30,735			$45,828
Net interest-earning assets	$1,310,283			$1,524,754			$1,604,593
Net interest margin(8)(9)			1.71			1.21			1.61
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.18x			1.16x

Selected performance ratios:
Return on average assets (annualized)(9)			0.10%			(5.38%)			0.56%
Return on average equity (annualized)(9)			0.98			(52.82)			5.99
Average equity to average assets			10.68			10.19			9.33
Operating expense ratio (annualized)(10)			1.18			1.08			0.96
Efficiency ratio(9)(11)			92.86			(17.96)			54.27
Pre-tax yield on leverage strategy(12)			—			0.07			0.20

(1)Balances are adjusted for unearned loan fees and deferred costs.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $201 thousand, $1.0 million and $1.1 million for the quarters ended December 31, 2023, September 30, 2023, and December 31, 2022, respectively.
(4)There was no FHLB stock related to the leverage strategy for the quarter ended December 31, 2023. Included in this line, for the quarters ended September 30, 2023 and December 31, 2022, respectively, is FHLB stock related to the leverage strategy with an average outstanding balance of $10.8 million and $84.3 million, respectively, and dividend income of $251 thousand and $1.8 million, respectively, at a weighted average yield of 9.25% and 8.49%, respectively. Included in this line for the quarters ended December 31, 2023, September 30, 2023, and December 31, 2022, respectively, is FHLB stock not related to the leverage strategy with an average outstanding balance of $108.6 million, $109.4 million and $113.3 million, respectively, and dividend income of $2.6 million, $2.5 million, and $2.4 million respectively, at a weighted average yield of 9.44%, 9.23%, and 8.24%, respectively.
(5)There was no cash and cash equivalents related to the leverage strategy during the quarter ended December 31, 2023. The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $228.4 million and $1.79 billion during the quarters ended September 30, 2023 and December 31, 2022, respectively.
(6)There were no borrowings related to the leverage strategy during the quarter ended December 31, 2023. Included in this line, for the quarters ended September 30, 2023 and December 31, 2022, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $239.1 million and $1.87 billion, respectively, and interest paid of $3.3 million and $17.3 million, respectively, at a weighted average rate of 5.33% and 3.61% respectively. Included in this line for the quarters ended December 31, 2023, September 30, 2023, and December 31, 2022 were borrowings not related to the leverage strategy with an average outstanding balance of $2.47 billion, $2.91 billion, and $2.39 billion respectively, and interest paid of $19.7 million, $24.5 million, and $16.3 million respectively, at a weighted average rate of 3.15%, 3.33%, and 2.70% respectively. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
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
(9)The table below provides a reconciliation between performance measures presented in accordance with GAAP and the same performance measures excluding the effects of the leverage strategy and the securities strategy, which are not presented in accordance with GAAP. Management believes it is important for comparability purposes to provide the performance measures without the leverage strategy because of the unique nature of the leverage strategy and without the securities transactions due to the non-recurring nature of the securities strategy. The leverage strategy reduces some of our performance measures due to the amount of earnings associated with the transaction in comparison to the size of the transaction, while increasing our net income. The leverage strategy was not in place for the quarter ended December 31, 2023. The Excluding Leverage Strategy (Non-GAAP) columns and the Excluding Securities Strategy (Non-GAAP) columns each begin with Actual (GAAP) before applying the respective strategy adjustments.

	For the Three Months Ended
	December 31, 2023			September 30, 2023					December 31, 2022
			Excluding			Excluding		Excluding			Excluding
			Securities			Leverage		Securities			Leverage
	Actual	Securities	Strategy	Actual	Leverage	Strategy	Securities	Strategy	Actual	Leverage	Strategy
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Yield on interest-earning assets	3.95%			3.45%	0.05%	3.40%			3.19%	0.13%	3.06%
Cost of interest-bearing liabilities	2.61			2.64	0.08	2.56			1.84	0.42	1.42
Return on average assets	0.10	(0.42)%	0.52%	(5.38)	0.13	(5.51)	(5.58)%	0.20%	0.56	(0.07)	0.63
Return on average equity	0.98	(3.89)	4.87	(52.82)	0.01	(52.83)	(54.79)	1.97	5.99	0.28	5.71
Net interest margin	1.71			1.21	(0.03)	1.24			1.61	(0.27)	1.88
Efficiency ratio	92.86	28.13	64.73	(17.96)	(0.03)	(17.93)	(97.04)	79.08	54.27	(0.87)	55.14
EPS	$0.02	$(0.08)	$0.10	$(1.05)			$(1.09)	$0.04
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

	For the Three Months Ended
	December 31, 2023 vs. September 30, 2023			December 31, 2023 vs. December 31, 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$371	$1,539	$1,910	$4,190	$6,932	$11,122
MBS	(3,141)	4,601	1,460	(3,921)	4,969	1,048
Investment securities	(633)	2,267	1,634	(626)	2,273	1,647
FHLB stock	(273)	63	(210)	(2,061)	489	(1,572)
Cash and cash equivalents	(1,478)	117	(1,361)	(17,580)	5,687	(11,893)
Total interest-earning assets	(5,154)	8,587	3,433	(19,998)	20,350	352

Interest-bearing liabilities:
Checking	(7)	3	(4)	(38)	194	156
Savings	(6)	(1)	(7)	(15)	53	38
Money market	(197)	21	(176)	(818)	4,521	3,703
Certificates of deposit	401	2,451	2,852	2,512	14,130	16,642
Borrowings	(8,361)	271	(8,090)	(16,482)	2,530	(13,952)
Total interest-bearing liabilities	(8,170)	2,745	(5,425)	(14,841)	21,428	6,587

Net change in net interest income	$3,016	$5,842	$8,858	$(5,157)	$(1,078)	$(6,235)

Comparison of Operating Results for the Three Months Ended December 31, 2023 and September 30, 2023

For the quarter ended December 31, 2023, the Company recognized net income of $2.5 million, or $0.02 per share, compared to a net loss of $140.4 million, or $(1.05) per share, for the quarter ended September 30, 2023. The net loss for the prior quarter was due to the securities strategy. Excluding the securities strategy, EPS would have been $0.10 for the current quarter and $0.04 for the prior quarter. The increase in EPS, excluding the securities strategy, was due primarily to an increase in the net interest margin resulting from securities and borrowings activity related to the securities strategy. The net interest margin increased 50 basis points, from 1.21% for the prior quarter to 1.71% for the current quarter. Excluding the effects of the leverage strategy during the prior quarter, the net interest margin increased 47 basis points, from 1.24% for the prior quarter to 1.71% for the current quarter. The leverage strategy was in place during a portion of the prior quarter and was not in place during the current quarter.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent. The weighted average yield on MBS increased 282 basis points and the weighted average yield on investment securities increased 311 basis points compared to the prior quarter as a result of the securities strategy.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2023	2023	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$75,941	$74,031	$1,910	2.6%
MBS	5,859	4,399	1,460	33.2
Cash and cash equivalents	4,778	6,139	(1,361)	(22.2)
FHLB stock	2,586	2,796	(210)	(7.5)
Investment securities	2,528	894	1,634	182.8
Total interest and dividend income	$91,692	$88,259	$3,433	3.9

The increase in interest income on loans receivable was due to an increase in the weighted average yield of the portfolio, along with an increase in the average balance of commercial loans, which also contributed to the increase in the overall portfolio yield. The increase in the weighted average yield was due primarily to originations at higher market rates and one- to four-family adjustable-rate loans repricing to higher market interest rates, as well as disbursements on commercial construction loans at rates higher than the overall portfolio rate. The increase in interest income on MBS and investment securities was due to an increase in the weighted average yield of the portfolios due to the securities strategy, partially offset by a decrease in the average balance as not all of the proceeds from the securities sales were reinvested into the securities portfolio. The decrease in interest income on cash and cash equivalents and FHLB stock was due mainly to the leverage strategy being in place for a portion of the prior quarter, and not being in place during the current quarter. Excluding the leverage strategy, the average balance of cash and cash equivalents increased during the current quarter as a result of the securities strategy.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent. The weighted average rate paid on deposits increased 21 basis points and the weighted average rate paid on borrowings not associated with the leverage strategy decreased 18 basis points compared to the prior quarter.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2023	2023	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$32,443	$29,778	$2,665	8.9%
Borrowings	19,656	27,746	(8,090)	(29.2)
Total interest expense	$52,099	$57,524	$(5,425)	(9.4)

The increase in interest expense on deposits was due almost entirely to increases in the weighted average rate paid and the average balance of the retail certificate of deposit portfolio. The growth in the retail certificate of deposit portfolio was in certificates with terms of 14 months. During the current quarter, interest expense on borrowings not associated with the leverage strategy decreased

$4.9 million, due primarily to the pay down of $500.0 million of borrowings under the BTFP, as part of the securities strategy. Interest expense on borrowings associated with the leverage strategy decreased $3.2 million due to the leverage strategy being in place during a portion of the prior quarter and not being in place during the current quarter.

Provision for Credit Losses
For the quarter ended December 31, 2023, the Bank recorded a provision for credit losses of $123 thousand, compared to a provision for credit losses of $963 thousand for the prior quarter. The provision for credit losses in the current quarter was comprised of a $400 thousand increase in the ACL for loans, partially offset by a $277 thousand decrease in the reserve for off-balance sheet credit exposures. The provision for credit losses associated with the ACL was due primarily to commercial loan growth. The release of provision for credit losses associated with the reserve for off-balance sheet credit exposures was due primarily to commercial construction loans converting to permanent loans.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2023	2023	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,575	$2,758	$(183)	(6.6)%
Insurance commissions	863	927	(64)	(6.9)
Net loss from securities transactions	(13,345)	(192,622)	179,277	93.1
Other non-interest income	1,013	1,233	(220)	(17.8)
Total non-interest income	$(8,894)	$(187,704)	$178,810	95.3

The net loss from securities transactions in the current quarter and prior quarter relate to the securities strategy. The decrease in other non-interest income was due mainly to a decrease in loan fees during the current quarter, along with several other miscellaneous non-interest income items.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2023	2023	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$12,992	$11,804	$1,188	10.1%
Information technology and related expense	5,369	6,448	(1,079)	(16.7)
Occupancy, net	3,372	3,638	(266)	(7.3)
Federal insurance premium	1,860	1,167	693	59.4
Regulatory and outside services	1,643	1,765	(122)	(6.9)
Advertising and promotional	988	692	296	42.8
Deposit and loan transaction costs	542	778	(236)	(30.3)
Office supplies and related expense	361	689	(328)	(47.6)
Other non-interest expense	1,381	1,213	168	13.8
Total non-interest expense	$28,508	$28,194	$314	1.1

The increase in salaries and employee benefits was mainly related to accruals associated with the Bank's short-term performance plan for fiscal year 2024 as the prior quarter included a reversal of the entire fiscal year 2023 accrual because the plan does not allow for the payment of incentive compensation if, as was the case for fiscal year 2023, the Company has a net loss for the fiscal year. The decrease in information technology and related expense was due primarily to a reduction in IT professional services and software maintenance expenses due mainly to costs associated with the Company's implementation of a new core processing system ("digital transformation") during the prior quarter. The increase in the federal insurance premium was due mainly to an increase in the Federal Deposit Insurance Corporation ("FDIC") assessment rate as a result of the way the rate is adjusted for the occurrence of a net loss. The increase in advertising and promotional expense was due mainly to the timing of campaigns. The decrease in deposit and loan transaction costs was due primarily to lower electronic banking expenses due mainly to non-recurring fees paid during the prior quarter associated with the digital transformation. The decrease in office supplies and related expense was due mainly to postage expense associated with the digital transformation mailings in the prior quarter.

The Company's efficiency ratio was 92.86% for the current quarter compared to (17.96)% for the prior quarter. Excluding the net losses from the securities strategy, the efficiency ratio would have been 64.73% for the current quarter and 79.08% for the prior quarter. The improvement in the efficiency ratio, excluding the securities strategy, was due primarily to higher net interest income. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A higher value generally indicates that it is costing the financial institution more money to generate revenue, relative to its net interest income and non-interest income.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and the effective tax rate.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2023	2023	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income tax (benefit)	$2,068	$(186,126)	$188,194	(101.1)%
Income tax (benefit)	(475)	(45,736)	45,261	(99.0)
Net income (loss)	$2,543	$(140,390)	$142,933	(101.8)

Effective Tax Rate	(23.0%)	24.6%

The income tax benefit in the current quarter was a result of treating the $13.3 million net loss associated with the securities strategy as a discrete tax benefit in the current quarter. The tax benefit related to the net loss was $3.3 million. Excluding the $3.3 million benefit, income tax expense would have been $2.8 million and the effective tax rate, excluding the $13.3 million net loss, would have been 18.0% for the current quarter. The income tax benefit in the prior quarter was a result of the pretax loss. The pretax loss, combined with the Company's permanent differences, contributed to the increase in the effective tax rate. Generally, the Company's permanent differences lower the effective tax rate when the Company has pretax income and tax expense, but as a result of the prior quarter pretax loss, the Company's permanent differences have the impact of raising the effective tax rate.

Comparison of Operating Results for the Three Months Ended December 31, 2023 and 2022

The Company recognized net income of $2.5 million, or $0.02 per share, for the current quarter, compared to net income of $16.2 million, or $0.12 per share, for the prior year quarter. The lower net income for the current quarter was primarily a result of the $13.3 million net loss associated with securities strategy, along with higher interest expense, partially offset by a lower provision for credit losses and the income tax benefit in the current quarter. Excluding the effects of the securities strategy, EPS would have been $0.10 for the current quarter. The net interest margin increased ten basis points, from 1.61% for the prior year quarter to 1.71% for the current quarter. The leverage strategy was in place during the prior year quarter and not in place during the current quarter. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Excluding the effects of the leverage strategy, the net interest margin decreased 17 basis points, from 1.88% for the prior year quarter to 1.71% for the current quarter. The decrease in the net interest margin excluding the effects of the leverage strategy was due mainly to an increase in the cost of deposits and borrowings, which exceeded the increase in yields on securities and loans.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$75,941	$64,819	$11,122	17.2%
MBS	5,859	4,811	1,048	21.8
Cash and cash equivalents	4,778	16,671	(11,893)	(71.3)
FHLB stock	2,586	4,158	(1,572)	(37.8)
Investment securities	2,528	881	1,647	186.9
Total interest and dividend income	$91,692	$91,340	$352	0.4

The increase in interest income on loans receivable was due to an increase in the weighted average yield and the average balance of the loan portfolio. The increase in the weighted average yield was due primarily to originations and purchases at higher market yields between periods, as well as disbursements on commercial construction loans at rates higher than the overall portfolio rate and upward repricing of existing adjustable-rate loans due to higher market interest rates. The increase in the average balance was mainly in the commercial real estate and correspondent one-to four-family loan portfolios. The increase in interest income on MBS and investment securities was due mainly to an increase in the weighted average yield, partially offset by a decrease in the average balance, both a result of the securities strategy. The decrease in interest income on cash and cash equivalents and the decrease in dividend income on FHLB stock was due mainly to the leverage strategy being utilized during the prior year quarter and not being utilized during the current quarter. Excluding the leverage strategy, the average balance of cash and cash equivalents increased during the current quarter as a result of the securities strategy.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$32,443	$11,904	$20,539	172.5%
Borrowings	19,656	33,608	(13,952)	(41.5)
Total interest expense	$52,099	$45,512	$6,587	14.5

The increase in interest expense on deposits was due almost entirely to an increase in the weighted average rate paid on the deposit portfolio, specifically retail certificates of deposit and money market accounts. Interest expense on borrowings associated with the leverage strategy decreased $17.3 million compared to the prior year quarter due to the leverage strategy being in place during the prior year quarter and not being in place during the current quarter. Interest expense on borrowings not associated with the leverage strategy increased $3.3 million due to new borrowings being added between periods, at market interest rates higher than the overall portfolio rate, to replace maturing advances and to fund operational needs.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $123 thousand, compared to a provision for credit losses of $3.7 million during the prior year quarter. See "Comparison of Operating Results for the Three Months Ended December 31, 2023 and September 30, 2023" above for additional information regarding the provision for credit losses for the current quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,575	$3,461	$(886)	(25.6)%
Insurance commissions	863	795	68	8.6
Net loss from securities transactions	(13,345)	—	(13,345)	N/A
Other non-interest income	1,013	1,096	(83)	(7.6)
Total non-interest income	$(8,894)	$5,352	$(14,246)	(266.2)

The decrease in deposit service fees was due primarily to a change in the fee structure of certain deposit products after the digital transformation. The net loss from securities transactions relates to the securities strategy.
Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$12,992	$13,698	$(706)	(5.2)%
Information technology and related expense	5,369	5,070	299	5.9
Occupancy, net	3,372	3,474	(102)	(2.9)
Federal insurance premium	1,860	812	1,048	129.1
Regulatory and outside services	1,643	1,533	110	7.2
Advertising and promotional	988	833	155	18.6
Deposit and loan transaction costs	542	611	(69)	(11.3)
Office supplies and related expense	361	633	(272)	(43.0)
Other non-interest expense	1,381	1,109	272	24.5
Total non-interest expense	$28,508	$27,773	$735	2.6

The decrease in salaries and employee benefits was a result of a decrease in full-time equivalent employees between the two quarter ends as a result of management's decision to not backfill non-critical employees through natural attrition. During fiscal year 2023, the Bank moved to a new branch staffing model comprised of decision makers and well-rounded employees that is intended to add an elevated experience for customers who choose in-person banking activities. The increase in information technology and related expenses was due mainly to higher software licensing expenses resulting from new agreements associated with the digital transformation, partially offset by lower software maintenance and third-party project management expenses provided in association with the Bank's digital transformation project during the prior year quarter. The increase in the federal insurance premium was due to an increase in the FDIC assessment rate as a result of the way the rate is adjusted for the occurrence of a net loss, along with an FDIC rule that increased the FDIC initial base deposit assessment rate two basis points on January 1, 2023. The increase in advertising and promotional expense was due to the timing of campaigns. The decrease in office supplies and related expense was due primarily to the write-off of the Bank's remaining inventory of unissued non-contactless debit cards during the prior year quarter, which had become obsolete, along with lower postage expense. The increase in other non-interest expense was due mainly to an increase in fraud losses and other miscellaneous expenses.

The Company's efficiency ratio was 92.86% for the current quarter compared to 54.27% for the prior year quarter. Excluding the net losses from the securities strategy, the efficiency ratio would have been 64.73% for the current quarter. The change in the efficiency ratio, excluding the securities strategy, was due primarily to lower net interest income in the current quarter compared to the prior year quarter.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Income before income tax (benefit) expense	$2,068	$19,747	$(17,679)	(89.5)%
Income tax (benefit) expense	(475)	3,507	(3,982)	(113.5)
Net income	$2,543	$16,240	$(13,697)	(84.3)

Effective Tax Rate	(23.0%)	17.8%

The income tax benefit in the current quarter was a result of treating the $13.3 million net loss associated with the securities strategy as a discrete tax benefit in the current quarter. The tax benefit related to the net loss was $3.3 million. Excluding the $3.3 million benefit, income tax expense would have been $2.8 million and the effective tax rate, excluding the $13.3 million net loss, would have been 18.0% for the current quarter.

Fiscal Year 2024 Outlook
The federal insurance premium is anticipated to be approximately $1.5 million higher in fiscal year 2024 compared to fiscal year 2023 due to the increase in the FDIC assessment rate as discussed above. Management anticipates the effective tax rate for fiscal year 2024 will be approximately 18%.

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at the FHLB, in addition to the FRB of Kansas City's discount window, as well as the BTFP through March 2024. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's FHLB borrowing limit was 50% of Bank Call Report total assets as of December 31, 2023, as approved by the president of FHLB. FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. When the leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the FHLB borrowings at the FRB of Kansas City, which can be used to meet any short-term liquidity needs. Additionally, FHLB borrowings may exceed 40% of Bank Call Report total assets if the Bank continues its leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the short-term FHLB borrowings in conjunction with the leverage strategy can be repaid at maturity, if necessary or desired. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral. At December 31, 2023, the amount of securities pledged for the discount window was $124.3 million. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal overnight borrowing. The amount that can be borrowed under the BTFP is based upon the par value of securities pledged as collateral, the term can be up to one year in length, and the borrowings can be prepaid without penalty.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At December 31, 2023, the Bank had total borrowings, at par, of $2.38 billion, or approximately 25% of total assets. The borrowings balance was composed of FHLB advances. Of this amount, $362.3 million is scheduled to mature in the next 12 months. Management estimated that the Bank had $2.70 billion in additional liquidity available at December 31, 2023 based on the Bank's blanket collateral agreement with FHLB and unencumbered securities.

At December 31, 2023, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank has the ability to utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At December 31, 2023, the Bank had $467.8 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs. The Bank also has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of December 31, 2023, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At December 31, 2023, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 2% of total deposits. The Bank had pledged securities with an estimated fair value of $148.3 million as collateral for public unit certificates of deposit at December 31, 2023. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At December 31, 2023, $1.71 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $112.7 million of public unit certificates of deposit and $35.4 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  Due to the nature of public unit certificates of deposit and commercial certificates of deposit, retention rates are not as predictable as for retail certificates of deposit.

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

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank remains well capitalized after each capital distribution (as evidenced by maintaining regulatory capital ratios greater than the required percentages) and operates in a safe and sound manner, it is management's belief that the OCC and FRB will continue to allow the Bank to distribute its earnings to the Company, although no assurance can be given in this regard.

Regulatory Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). As of December 31, 2023, the Bank and Company exceeded all regulatory capital requirements. The following table presents the regulatory capital ratios of the Bank and Company at December 31, 2023.

				Regulatory
				Requirement For
			Minimum	Well-Capitalized
	Bank	Company	Regulatory	Status of Bank
	Ratios	Ratios	Requirement	Under PCA Provisions
Tier 1 leverage ratio	8.9%	9.9%	4.0%	5.0%
Common equity tier 1 capital ratio	15.9	17.7	4.5	6.5
Tier 1 capital ratio	15.9	17.7	6.0	8.0
Total capital ratio	16.4	18.3	8.0	10.0

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Asset and Liability Management and Market Risk
For a complete discussion of the Bank's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank's portfolios, see "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The analysis presented in the tables below reflects the level of market risk at the Bank, including the cash the holding company has on deposit at the Bank.

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

The general objective of our interest rate risk management program is to determine and manage an appropriate level of interest rate risk while maximizing net interest income in a manner consistent with our policy to manage, to the extent practicable, the exposure of net interest income to changes in market interest rates. The Board of Directors and Asset and Liability Management Committee ("ALCO") regularly review the Bank's interest rate risk exposure by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and the market value of portfolio equity ("MVPE") at various dates. The MVPE is defined as the net of the present value of cash flows from existing assets, liabilities, and off-balance sheet instruments. The present values are determined based upon market conditions as of the date of the analysis, as well as in alternative interest rate environments providing potential changes in the MVPE under those alternative interest rate environments. Net interest income is projected in the same alternative interest rate environments with both a static balance sheet and one with management strategies considered. The MVPE and net interest income analyses are also conducted to estimate our sensitivity to rates for future time horizons based upon market conditions as of the date of the analysis. The MVPE ratio continues to be an important measurement for management as we consider the changes in market rates, liquidity needs, and portfolio balances. MVPE represents a long-term view of the interest sensitivity of the Bank's balance sheet while our net interest income projections inform management of the short-term impacts of pricing decisions. In addition to the interest rate environments presented below, management also reviews the impact of non-parallel rate shock scenarios on a quarterly basis. These scenarios consist of flattening and steepening the yield curve by changing short-term and long-term interest rates independent of each other, and simulating cash flows and determining valuations as a result of these hypothetical changes in interest rates to identify rate environments that pose the greatest risk to the Bank. This analysis helps management quantify the Bank's exposure to changes in the shape of the yield curve.

Qualitative Disclosure about Market Risk

Gap Table. The following gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities based on the information and assumptions set forth in the notes below. Cash flow projections for mortgage-related assets are calculated based in part on prepayment assumptions at current and projected interest rates. Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Assumptions may not reflect how actual yields and costs respond to market interest rate changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment rates would likely deviate significantly from those assumed in calculating the gap table below. A positive gap generally means more cash flows from assets are expected to reprice than cash flows from liabilities and suggests, in a rising rate environment, that earnings should increase. A negative gap generally means more cash flows from liabilities are expected to reprice than cash flows from assets and suggests, in a rising rate environment, that earnings should decrease. For additional information regarding the impact of changes in interest rates, see the following Change in Net Interest Income and Change in MVPE discussions and tables.

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,586,804	$1,780,614	$1,359,266	$3,234,782	$7,961,466
Securities(2)	364,481	155,412	83,018	118,701	721,612
Other interest-earning assets	291,395	—	—	—	291,395
Total interest-earning assets	2,242,680	1,936,026	1,442,284	3,353,483	8,974,473

Interest-bearing liabilities:
Non-maturity deposits(3)	635,855	401,306	345,767	1,963,050	3,345,978
Certificates of deposit	1,715,316	896,365	126,977	169	2,738,827
Borrowings(4)	571,214	1,287,580	524,864	26,999	2,410,657
Total interest-bearing liabilities	2,922,385	2,585,251	997,608	1,990,218	8,495,462

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(679,705)	$(649,225)	$444,676	$1,363,265	$479,011

Cumulative excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(679,705)	$(1,328,930)	$(884,254)	$479,011

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
December 31, 2023	(7.1)%	(13.9)%	(9.2)%	5.0%
September 30, 2023	(11.7)

Cumulative one-year gap - interest rates +200 bps at:
December 31, 2023	(8.3)
September 30, 2023	(11.9)

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
(2)MBS reflect projected prepayments at amortized cost. All other securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of December 31, 2023, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts are based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $3.39 billion, for a cumulative one-year gap of (35.4)% of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $365.0 million of FHLB adjustable-rate advances tied to interest rate swaps. The repricing of these liabilities is projected to occur at the maturity date of each interest rate swap.

At December 31, 2023, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(679.7) million, or (7.1)% of total assets, compared to $(1.19) billion, or (11.7)% of total assets, at September 30, 2023. The change in the one-year gap amount was due to both an increase in the amount of interest-earning asset cash flows coming due in one year at December 31, 2023 and a decrease in the amount of liability cash flows coming due in one year, compared to September 30, 2023. These changes were due, in part, to the securities strategy, which resulted in a decrease in borrowings that were coming due in one year, an increase in the balance of cash, and an increase in the amount of securities projected to reprice within one year. These results were partially offset by an increase in certificates of deposit scheduled to mature within one year as of December 31, 2023, compared to September 30, 2023, as the Bank continued to offer its highest rate on shorter-term certificates of deposit.

The amount of interest-bearing liabilities expected to reprice in a given period is not typically significantly impacted by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of December 31, 2023, the Bank's one-year gap is projected to be $(789.7) million, or (8.2)% of total assets. The change in the gap compared to when there is no change in rates was due to lower anticipated net cash flows primarily as a result of lower prepayments on mortgage-related assets in the higher rate environment. This compares to a one-year gap of $(1.21) billion, or (11.9)% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2023.

Change in Net Interest Income. For each date presented in the following table, the estimated change in the Bank's net interest income is based on the indicated instantaneous, parallel and permanent change in interest rates. The change in each interest rate environment represents the difference between estimated net interest income in the zero basis point interest rate environment ("base case," assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). Projected cash flows for each scenario are based upon varying prepayment assumptions to model anticipated customer behavior changes as market rates change. Estimations of net interest income used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any projected gains or losses related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management. Estimates for the -300 basis point scenario were not prepared at September 30, 2023.

Change	Net Interest Income At
(in Basis Points)	December 31, 2023			September 30, 2023
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$138,290	$(27,736)	(16.7)%	N/A	N/A	N/A
-200 bp	148,482	(17,544)	(10.6)	$126,495	$(6,963)	(5.2)%
-100 bp	157,290	(8,736)	(5.3)	130,374	(3,084)	(2.3)
000 bp	166,026	—	—	133,458	—	—
+100 bp	174,408	8,382	5.1	136,147	2,689	2.0
+200 bp	182,567	16,541	10.0	138,804	5,346	4.0
+300 bp	190,904	24,878	15.0	141,494	8,036	6.0

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was higher in the base case scenario at December 31, 2023 compared to September 30, 2023, due primarily to the securities strategy, which resulted in a decrease in borrowings, an increase in the balance of cash, and an increase in interest income projections on the Bank's securities portfolio. These increases were partially offset by higher interest expense projections on the Bank's deposit portfolio, primarily on its retail certificates of deposit portfolio, due to increases in both the balance and rate between periods.

In both the rising and declining interest rate scenarios, variability of net interest income projections has become more significant, relative to prior periods, due primarily to the composition of the Bank's balance sheet in this elevated interest rate environment. At December 31, 2023, the Bank's balance of cash and cash equivalents was $320.4 million compared to $245.6 million at September 30, 2023. As a result of the $74.8 million increase in the balance of cash between periods, in each interest rate scenario, there was a greater impact on net interest income at December 31, 2023 compared to September 30, 2023. More generally, however, increases/(decreases) in net interest income in the various interest rate scenarios are due to the degree to which loan repayments that are projected to reprice are greater/(less) than the projected change in deposit and borrowing rates in the next 12 months.

Change in MVPE. The following table sets forth the estimated change in the MVPE for each date presented based on the indicated instantaneous, parallel, and permanent change in interest rates. The change in each interest rate environment represents the difference between the MVPE in the base case (assumes the forward market interest rates implied by the yield curve are realized) and the MVPE in each alternative interest rate environment (assumes market interest rates have a parallel shift in rates). Projected cash flows for each scenario are based upon varying prepayment assumptions to model anticipated customer behavior as market rates change. The estimations of the MVPE used in preparing the table below were based upon the assumption that the total composition of interest-earning assets and interest-bearing liabilities do not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates were used in each alternative interest rate environment. The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The table below presents the effects of the changes in interest rates on our assets and liabilities as they mature, repay, or reprice, as shown by the change in the MVPE for alternative interest rates. Estimates for the -300 basis point scenario were not prepared at September 30, 2023.

Change	Market Value of Portfolio Equity At
(in Basis Points)	December 31, 2023			September 30, 2023
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$1,208,029	$150,587	14.2%	N/A	N/A	N/A
-200 bp	1,229,286	171,844	16.3	$1,302,781	$283,093	27.8%
-100 bp	1,157,178	99,736	9.4	1,145,404	125,716	12.3
000 bp	1,057,442	—	—	1,019,688	—	—
+100 bp	953,341	(104,101)	(9.8)	888,642	(131,046)	(12.9)
+200 bp	845,044	(212,398)	(20.1)	757,870	(261,818)	(25.7)
+300 bp	735,851	(321,591)	(30.4)	632,716	(386,972)	(38.0)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The Bank's MVPE increased from $1.02 billion at September 30, 2023 to $1.06 billion at December 31, 2023. The increase was due primarily to significant decreases in market interest rates across all medium- and long-term tenors of the yield curve between the two dates, as well as to balance sheet changes resulting from the securities strategy. The decrease in market interest rates, most notably in rates between 3- and 30-years, resulted in an increase in the value of the Bank's longer-term interest-earning assets more than it increased the value of its interest-bearing liabilities.

As interest rates increase, borrowers have less economic incentive to prepay or to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising interest rate scenarios, prepayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average life of mortgage-related assets. Similarly, call projections for callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to their contractual maturity dates. The longer expected average lives of these assets increases the sensitivity of their market value to changes in interest rates.

In the increasing rate scenarios, the sensitivity reflects the negative impacts of rates on the value of the Bank's loan and securities portfolios more so than on its deposit and borrowings portfolios. In the decreasing interest rate scenarios, the Bank's MVPE increased due to a larger increase in the market value of the Bank's assets than the Bank's liabilities. This is because the Bank's mortgage-related assets continue to have a longer duration in these interest rate scenarios, which results in greater sensitivity in market value as interest rates change.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of December 31, 2023. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	$740,462	5.67%	2.7		8.1%
Loans receivable:
Fixed-rate one- to four-family	5,556,238	3.32	6.7	69.8%	60.9
Fixed-rate commercial	469,873	4.50	3.0	5.9	5.1
All other fixed-rate loans	54,351	5.43	6.9	0.7	0.6
Total fixed-rate loans	6,080,462	3.43	6.5	76.4	66.6
Adjustable-rate one- to four-family	925,588	3.86	3.9	11.6	10.1
Adjustable-rate commercial	859,737	5.96	7.5	10.8	9.4
All other adjustable-rate loans	95,902	8.41	2.9	1.2	1.1
Total adjustable-rate loans	1,881,227	5.05	5.5	23.6	20.6
Total loans receivable	7,961,689	3.81	6.2	100.0%	87.2
FHLB stock	110,166	9.47	2.1		1.2
Cash and cash equivalents	320,357	4.85	—		3.5
Total interest-earning assets	$9,132,674	4.07	5.7		100.0%

Non-maturity deposits	$2,727,386	1.05	6.7	49.9%	34.8%
Retail certificates of deposit	2,569,391	3.75	1.1	47.0	32.8
Commercial certificates of deposit	49,152	3.80	0.8	0.9	0.6
Public unit certificates of deposit	120,284	4.54	0.6	2.2	1.5
Total interest-bearing deposits	5,466,213	2.42	3.9	100.0%	69.7
Term borrowings	2,376,384	3.14	2.0		30.3
Total interest-bearing liabilities	$7,842,597	2.64	3.3		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of December 31, 2023. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2023, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See "Liquidity and Capital Resources - Limitations on Dividends and Other Capital Distributions" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our stock repurchase activity during the three months ended December 31, 2023 and additional information regarding our stock repurchase program. As of December 31, 2023, the Company had $9.4 million of common stock authorized under its existing stock repurchase plan. There is no expiration for this repurchase plan; however, the Federal Reserve Bank's existing approval for the Company to repurchase shares is through August 2024. Shares may be repurchased from time to time in the open market or in privately negotiated transactions based upon market conditions and available liquidity.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
October 1, 2023 through
October 31, 2023	—	$—	—	$21,222,929
November 1, 2023 through
November 30, 2023	1,034,000	5.36	1,034,000	15,685,362
December 1, 2023 through
December 31, 2023	1,000,000	6.25	1,000,000	9,440,117
Total	2,034,000	5.79	2,034,000	9,440,117

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Document
3(i)	Charter of Capitol Federal Financial, Inc., as filed on May 6, 2010, as Exhibit 3(i) to Capitol Federal Financial, Inc.'s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference
3(ii)	Bylaws of Capitol Federal Financial, Inc., as amended, filed on March 30, 2020, as Exhibit 3.2 to Form 8-K for Capitol Federal Financial Inc. and incorporated herein by reference
10.1	Form of Amended and Restated Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, Rick C. Jackson, Natalie G. Haag, Robert D. Kobbeman, Anthony S. Barry, and William J. Skrobacz filed on November 29, 2023 as Exhibit 10.1 to the Registrant's September 30, 2023 Form 10-K and incorporated herein by reference
10.2	Capitol Federal Financial's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13, 2000 as Appendix A to Capitol Federal Financial's Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.3	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 8, 2020 as Exhibit 10.3 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference
10.4	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.5	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.6	Description of Director Fee Arrangements, as filed on November 23, 2022 as Exhibit 10.6 to the Registrant's September 30, 2022 Form 10-K and incorporated herein by reference
10.7	Short-term Performance Plan, as amended, filed on May 8, 2020 as Exhibit 10.7 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference
10.8	Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the "Equity Incentive Plan") filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.'s Proxy Statement (File No. 001-34814) and incorporated herein by reference
10.9	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.12 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.10	Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.13 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.11	Form of Stock Appreciation Right Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.14 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.12	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
101
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2023, filed with the Securities and Exchange Commission on February 7, 2024, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at December 31, 2023 and September 30, 2023, (ii) Consolidated Statements of Income for the three months ended December 31, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2023 and 2022, (iv) Consolidated Statements of Stockholders' Equity for the three months ended December 31, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the three months ended December 31, 2023 and 2022, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: February 7, 2024	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: February 7, 2024	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer