Form 10-Q
period 2024-03-31
Capitol Federal Financial, Inc.
filed 2024-05-10
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

As of May 3, 2024, there were 132,733,765 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	September 30,
	2024	2023
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $419,332 and $213,830)	$443,513	$245,605
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $831,337 and $1,385,992)	842,950	1,384,482
Loans receivable, net (allowance for credit losses ("ACL") of $24,634 and $23,759)	7,877,569	7,970,949
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	109,070	110,714
Premises and equipment, net	91,105	91,531
Income taxes receivable, net	2,644	8,531
Deferred income tax assets, net	35,390	29,605
Other assets	319,045	336,044
TOTAL ASSETS	$9,721,286	$10,177,461

LIABILITIES:
Deposits	$6,141,711	$6,051,220
Borrowings	2,351,022	2,879,125
Advances by borrowers	52,698	62,993
Other liabilities	150,952	140,069
Total liabilities	8,696,383	9,133,407

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 132,685,065 and 135,936,375 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	1,327	1,359
Additional paid-in capital	1,147,029	1,166,643
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(27,258)	(28,083)
Accumulated deficit	(110,722)	(104,565)
Accumulated other comprehensive income ("AOCI"), net of tax	14,527	8,700
Total stockholders' equity	1,024,903	1,044,054
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,721,286	$10,177,461

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME:
Loans receivable	$76,122	$69,319	$152,063	$134,138
Mortgage-backed securities ("MBS")	7,794	4,748	13,653	9,559
Cash and cash equivalents	4,513	10,977	9,291	27,648
FHLB stock	2,528	3,607	5,114	7,765
Investment securities	2,332	895	4,860	1,776
Total interest and dividend income	93,289	89,546	184,981	180,886
INTEREST EXPENSE:
Deposits	33,415	16,140	65,858	28,044
Borrowings	18,554	31,447	38,210	65,055
Total interest expense	51,969	47,587	104,068	93,099
NET INTEREST INCOME	41,320	41,959	80,913	87,787
PROVISION FOR CREDIT LOSSES	301	891	424	4,551
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	41,019	41,068	80,489	83,236
NON-INTEREST INCOME:
Deposit service fees	2,451	3,122	5,026	6,583
Insurance commissions	735	877	1,598	1,672
Net loss from securities transactions	—	—	(13,345)	—
Other non-interest income	1,457	1,084	2,470	2,180
Total non-interest income	4,643	5,083	(4,251)	10,435
NON-INTEREST EXPENSE:
Salaries and employee benefits	12,887	12,789	25,879	26,487
Information technology and related expense	4,954	5,789	10,323	10,859
Occupancy, net	3,481	3,568	6,853	7,042
Federal insurance premium	1,727	1,246	3,587	2,058
Regulatory and outside services	1,380	1,305	3,023	2,838
Advertising and promotional	1,271	1,333	2,259	2,166
Deposit and loan transaction costs	867	690	1,409	1,301
Office supplies and related expense	419	631	780	1,264
Other non-interest expense	1,459	1,280	2,840	2,389
Total non-interest expense	28,445	28,631	56,953	56,404
INCOME BEFORE INCOME TAX EXPENSE	17,217	17,520	19,285	37,267
INCOME TAX EXPENSE	3,455	3,331	2,980	6,838
NET INCOME	$13,762	$14,189	$16,305	$30,429

Basic earnings per share ("EPS")	$0.11	$0.11	$0.12	$0.23
Diluted EPS	$0.11	$0.11	$0.12	$0.23

Basic weighted average common shares	130,536,246	133,150,224	131,449,744	133,903,769
Diluted weighted average common shares	130,536,246	133,150,224	131,449,744	133,903,769

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net income	$13,762	$14,189	$16,305	$30,429
Other comprehensive income, net of tax:
Unrealized (losses) gains on AFS securities arising during the period, net of taxes of $1,766, $(5,415), $(3,584), and $(9,626)	(5,471)	16,777	11,110	29,827
Reclassification adjustment for gross gains on AFS securities included in net income, net of taxes of $0, $0, $383, and $0	—	—	(1,188)	—
Unrealized gains (losses) on cash flow hedges arising during the period, net of taxes of $(814), $483, $153, and $251	2,521	(1,495)	(477)	(780)
Reclassification adjustment for cash flow hedge amounts included in net income, net of taxes of $542, $427, $1,168, and $664	(1,678)	(1,323)	(3,618)	(2,057)
Comprehensive income	$9,134	$28,148	$22,132	$57,419

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Six Months Ended March 31, 2024
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Accumulated		Stockholders'
	Stock	Capital	ESOP	Deficit	AOCI	Equity
Balance at September 30, 2023	$1,359	$1,166,643	$(28,083)	$(104,565)	$8,700	$1,044,054
Net income				2,543		2,543
Cumulative effect of adopting Accounting Standards Update ("ASU") 2022-02, net of tax				(27)		(27)
Other comprehensive income, net of tax					10,455	10,455
ESOP activity		(190)	412			222
Restricted stock activity, net		(6)				(6)
Stock-based compensation		87				87
Repurchase of common stock	(20)	(11,879)				(11,899)
Cash dividends to stockholders ($0.085 per share)				(11,308)		(11,308)
Balance at December 31, 2023	$1,339	$1,154,655	$(27,671)	$(113,357)	$19,155	$1,034,121
Net income				13,762		13,762
Other comprehensive loss, net of tax					(4,628)	(4,628)
ESOP activity		(168)	413			245
Restricted stock activity, net	1	(3)				(2)
Stock-based compensation		82				82
Repurchase of common stock	(13)	(7,537)				(7,550)
Cash dividends to stockholders ($0.085 per share)				(11,127)		(11,127)
Balance at March 31, 2024	$1,327	$1,147,029	$(27,258)	$(110,722)	$14,527	$1,024,903

	For the Six Months Ended March 31, 2023
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2022	$1,388	$1,190,213	$(29,735)	$80,266	$(145,633)	$1,096,499
Net income				16,240		16,240
Other comprehensive income, net of tax					13,031	13,031
ESOP activity		(72)	413			341
Stock-based compensation		89				89
Repurchase of common stock	(27)	(22,169)				(22,196)
Cash dividends to stockholders ($0.365 per share)				(49,209)		(49,209)
Balance at December 31, 2022	$1,361	$1,168,061	$(29,322)	$47,297	$(132,602)	$1,054,795
Net income				14,189		14,189
Other comprehensive income, net of tax					13,959	13,959
ESOP activity		(76)	412			336
Stock-based compensation		74				74
Cash dividends to stockholders ($0.085 per share)				(11,319)		(11,319)
Balance at March 31, 2023	1,361	1,168,059	(28,910)	50,167	(118,643)	1,072,034

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Six Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	16,305	30,429
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(5,114)	(7,765)
Provision for credit losses	424	4,551
Originations of loans receivable held-for-sale ("LHFS")	(425)	(218)
Proceeds from sales of LHFS	431	215
Amortization and accretion of premiums and discounts on securities	(5,741)	1,559
Depreciation and amortization of premises and equipment	4,078	4,581
Amortization of intangible assets	379	548
Amortization of deferred amounts related to FHLB advances, net	762	886
Common stock committed to be released for allocation - ESOP	467	677
Stock-based compensation	169	163
Net loss from securities transactions	13,345	—
Changes in:
Unrestricted cash collateral from derivative counterparties, net	(5,800)	(2,500)
Other assets, net	7,076	1,461
Income taxes payable/receivable, net	5,875	(2,650)
Deferred income tax liabilities, net	(7,656)	787
Other liabilities	(9,407)	(7,990)
Net cash provided by operating activities	15,168	24,734

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(951,527)	—
Proceeds from calls, maturities and principal reductions of AFS securities	255,533	95,393
Proceeds from sale of AFS securities	1,272,512	—
Proceeds from the redemption of FHLB stock	6,758	214,120
Purchase of FHLB stock	—	(233,827)
Net change in loans receivable	92,101	(503,585)
Proceeds from sale of participating interest in loans receivable	—	5,563
Purchase of premises and equipment	(2,732)	(2,269)
Proceeds from sale of other real estate owned ("OREO")	396	347
Proceeds from sale of assets held-for-sale	180	—
Proceeds from bank-owned life insurance ("BOLI") death benefit	1,049	—
Net cash provided by (used in) investing activities	674,270	(424,258)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Six Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(22,435)	(60,528)
Net change in deposits	90,491	(50,431)
Proceeds from borrowings	225,100	3,092,000
Repayments on borrowings	(754,942)	(2,528,436)
Change in advances by borrowers	(10,295)	(19,872)
Repurchase of common stock	(19,449)	(22,196)
Net cash (used in) provided by financing activities	(491,530)	410,537

NET INCREASE IN CASH AND CASH EQUIVALENTS	197,908	11,013

CASH AND CASH EQUIVALENTS:
Beginning of period	245,605	49,194
End of period	$443,513	$60,207

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Purchase of securities that will settle in a subsequent period	$29,467	$—

See accompanying notes to consolidated financial statements.		(Concluded)

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

Recent Accounting Pronouncements - In March 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures. This ASU eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, this ASU requires that an entity disclose current-period gross write-offs by year of origination for financing receivables within the scope of Accounting Standards Codification ("ASC") 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The Company adopted the ASU on October 1, 2023 on a prospective basis, except for the amendments impacting the measurement of the ACL for TDRs, which were adopted on a modified retrospective approach. Upon adoption, the Company recorded a $20 thousand increase in ACL, a $16 thousand increase in reserves for off-balance sheet exposures, and a cumulative effect-adjustment to accumulated deficit of $27 thousand, net of tax. The adjustments are attributable to including TDRs in the ACL model, as of October 1, 2023. The new disclosure requirements associated with this ASU are included below and in Note 4. Loans Receivable and Allowance for Credit Losses.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. This ASU incorporates a variety of Topics into the Codification that are currently included in SEC Regulations S-X and S-K. The ASU is intended to align the accounting standards of GAAP with SEC Regulations S-X and S-K. Each amendment in the ASU will only become effective for the Company if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. This may result in disclosures currently presented outside of the Company's financial statements being relocated to the Company's financial statements. The amendments will be applied prospectively by the Company. The ASU is not expected to have a material impact on the Company's disclosures as the Company is currently subject to SEC Regulations S-X and S-K.

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This ASU removes references to various Concept Statements to simplify the Codification and provide a distinction between authoritative and nonauthoritative literature. This ASU is effective for the Company on October 1, 2025. The Company is currently evaluating this ASU, but it is not expected to have a significant impact on the Company's consolidated financial condition, results of operations, and disclosures.

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(Dollars in thousands, except per share amounts)
Net income	$13,762	$14,189	$16,305	$30,429
Income allocated to participating securities	(10)	(6)	(12)	(14)
Net income available to common stockholders	$13,752	$14,183	$16,293	$30,415

Total basic average common shares outstanding	130,536,246	133,150,224	131,449,744	133,903,769
Effect of dilutive stock options	—	—	—	—
Total diluted average common shares outstanding	130,536,246	133,150,224	131,449,744	133,903,769

Net EPS:
Basic	$0.11	$0.11	$0.12	$0.23
Diluted	$0.11	$0.11	$0.12	$0.23

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	326,572	373,541	331,041	375,808

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of our securities are government guaranteed or issued by a Government Sponsored Enterprise ("GSE").

	March 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$636,387	$13,121	$670	$648,838
U.S. Treasury bills	99,408	1	6	99,403
GSE debentures	91,542	—	82	91,460
Corporate bonds	4,000	—	751	3,249
	$831,337	$13,122	$1,509	$842,950

	September 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$901,440	$113	$819	$900,734
GSE debentures	479,610	—	182	479,428
Corporate bonds	4,000	—	622	3,378
Municipal bonds	942	—	—	942
	$1,385,992	$113	$1,623	$1,384,482

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	March 31, 2024
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$109,410	$426	$20,150	$244
U.S. Treasury bills	74,440	6	—	—
GSE debentures	81,460	82	—	—
Corporate bonds	—	—	3,249	751
	$265,310	$514	$23,399	$995

	September 30, 2023
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$6,179	$109	$34,555	$710
GSE debentures	—	—	24,818	182
Corporate bonds	—	—	3,378	622
	$6,179	$109	$62,751	$1,514

The unrealized losses at March 31, 2024 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record an ACL on securities in an unrealized loss position at March 31, 2024 as management does not believe any of the securities were impaired due to credit quality reasons. The issuers of these securities continue to make scheduled and timely principal and interest payments, as applicable, under the contractual term of the securities so management believes the entire principal balance will be collected as scheduled. Additionally, management does not have the intent to sell any of the securities and believes that it is more likely than not that the Company will not be required to sell the securities before the recovery of the remaining amortized cost, which could be at maturity. The fair value is expected to recover as the securities approach their maturity date, if not before, or if market yields for such securities decline.

The amortized cost and estimated fair value of AFS debt securities as of March 31, 2024, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$119,035	$119,028
Five years through ten years	75,915	75,084
	194,950	194,112
MBS	636,387	648,838
	$831,337	$842,950

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(Dollars in thousands)
Taxable	$2,332	$888	$4,858	$1,762
Non-taxable	—	7	2	14
	$2,332	$895	$4,860	$1,776

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	March 31, 2024	September 30, 2023
	(Dollars in thousands)
Public unit deposits	$156,652	$178,396
Federal Reserve Bank of Kansas City ("FRB of Kansas City") borrowings	117,814	519,195
	$274,466	$697,591
.

During the quarter ended December 31, 2023, the Bank sold $1.30 billion of AFS securities. The Bank received gross proceeds of $1.27 billion from the sale and realized gross losses of $14.9 million and gross gains of $1.6 million, resulting in a net loss of $13.3 million on the sale during the quarter ended December 31, 2023. All other dispositions of securities during the current year and prior year periods were the result of principal repayments, calls, or maturities.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	March 31, 2024	September 30, 2023
	(Dollars in thousands)
One- to four-family:
Originated	$3,950,097	$3,978,837
Correspondent purchased	2,314,448	2,405,911
Bulk purchased	132,284	137,193
Construction	40,628	69,974
Total	6,437,457	6,591,915
Commercial:
Commercial real estate	1,035,634	995,788
Commercial and industrial	112,123	112,953
Construction	202,201	178,746
Total	1,349,958	1,287,487
Consumer:
Home equity	96,114	95,723
Other	9,203	9,256
Total	105,317	104,979

Total loans receivable	7,892,732	7,984,381

Less:
ACL	24,634	23,759
Deferred loan fees/discounts	30,007	31,335
Premiums/deferred costs	(39,478)	(41,662)
	$7,877,569	$7,970,949

Lending Practices and Underwriting Standards - Originating one- to four-family loans is the Bank's primary lending business. The Bank also purchases one- to four-family loans from correspondent lenders, but to a much lesser extent in the current fiscal year compared to prior years, and originates consumer loans primarily secured by one- to four-family residential properties and originates and participates in commercial loans. The Bank has a loan concentration in one- to four-family loans and a geographic concentration of these loans in Kansas and Missouri.

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

Commercial loans - The Bank's commercial portfolio includes loans that are originated by the Bank or in participation with a lead bank. For commercial participation loans, the Bank performs the same underwriting procedures as if the loan was originated by the Bank.

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

The following tables set forth, as of the dates indicated, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. All revolving lines of credit and revolving lines of credit converted to term loans are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At March 31, 2024 and September 30, 2023, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	March 31, 2024
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2023	2022	2021	2020	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$83,561	$327,985	$592,527	$844,641	$547,511	$1,552,672	$—	$—	$3,948,897
Special Mention	—	—	2,567	1,988	1,176	10,133	—	—	15,864
Substandard	—	—	—	458	660	9,513	—	—	10,631
Correspondent purchased
Pass	1,707	337,286	499,356	588,099	237,402	665,907	—	—	2,329,757
Special Mention	—	938	911	1,771	413	1,658	—	—	5,691
Substandard	—	—	1,418	266	—	5,499	—	—	7,183
Bulk purchased
Pass	—	—	—	—	—	129,562	—	—	129,562
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,175	—	—	3,175
	85,268	666,209	1,096,779	1,437,223	787,162	2,378,119	—	—	6,450,760
Commercial:
Commercial real estate
Pass	172,946	391,650	295,398	145,222	79,036	128,647	11,952	—	1,224,851
Special Mention	4,567	2,462	—	—	—	—	46	—	7,075
Substandard	—	790	—	—	594	464	—	—	1,848
Commercial and industrial
Pass	7,881	32,427	19,776	9,892	2,242	2,641	24,349	—	99,208
Special Mention	455	12,322	—	—	—	—	—	—	12,777
Substandard	—	—	—	—	—	82	40	—	122
	185,849	439,651	315,174	155,114	81,872	131,834	36,387	—	1,345,881
Consumer:
Home equity
Pass	3,880	5,050	5,216	1,639	979	2,529	70,536	6,027	95,856
Special Mention	—	—	—	—	—	16	43	202	261
Substandard	—	—	—	—	—	7	169	67	243
Other
Pass	2,170	3,721	2,086	527	183	149	298	—	9,134
Special Mention	—	—	—	—	2	—	—	—	2
Substandard	—	1	63	—	2	—	—	—	66
	6,050	8,772	7,365	2,166	1,166	2,701	71,046	6,296	105,562

Total	$277,167	$1,114,632	$1,419,318	$1,594,503	$870,200	$2,512,654	$107,433	$6,296	$7,902,203

	September 30, 2023
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2023	2022	2021	2020	2019	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$318,569	$597,298	$874,518	$568,081	$251,773	$1,398,616	$—	$—	$4,008,855
Special Mention	—	1,883	1,468	767	1,863	8,067	—	—	14,048
Substandard	292	155	221	564	939	7,954	—	—	10,125
Correspondent purchased
Pass	346,084	517,976	607,968	246,926	62,744	643,520	—	—	2,425,218
Special Mention	308	674	1,674	420	357	1,133	—	—	4,566
Substandard	—	—	—	564	—	5,402	—	—	5,966
Bulk purchased
Pass	—	—	—	—	—	134,464	—	—	134,464
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,208	—	—	3,208
	665,253	1,117,986	1,485,849	817,322	317,676	2,202,364	—	—	6,606,450
Commercial:
Commercial real estate
Pass	403,269	301,164	208,942	81,478	82,027	79,170	10,448	—	1,166,498
Special Mention	2,483	—	—	—	—	—	—	—	2,483
Substandard	67	—	—	594	219	255	—	—	1,135
Commercial and industrial
Pass	30,206	23,166	11,740	3,228	2,693	748	27,104	—	98,885
Special Mention	13,191	—	—	—	—	—	699	—	13,890
Substandard	—	—	—	73	—	82	—	—	155
	449,216	324,330	220,682	85,373	84,939	80,255	38,251	—	1,283,046
Consumer:
Home equity
Pass	5,501	5,624	1,955	1,069	746	2,224	72,119	6,205	95,443
Special Mention	—	46	—	—	—	21	62	195	324
Substandard	—	—	—	—	—	15	125	48	188
Other
Pass	4,758	2,693	787	338	133	129	412	—	9,250
Special Mention	—	—	—	4	—	—	—	1	5
Substandard	2	—	—	—	—	—	—	—	2
	10,261	8,363	2,742	1,411	879	2,389	72,718	6,449	105,212

Total	$1,124,730	$1,450,679	$1,709,273	$904,106	$403,494	$2,285,008	$110,969	$6,449	$7,994,708

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

	March 31, 2024
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2023	2022	2021	2020	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$83,561	$327,697	$594,810	$846,216	$548,960	$1,564,985	$—	$—	$3,966,229
30-89	—	288	284	632	287	5,297	—	—	6,788
90+/FC	—	—	—	239	100	2,036	—	—	2,375
Correspondent purchased
Current	1,707	337,945	500,267	588,911	237,815	668,766	—	—	2,335,411
30-89	—	279	—	1,225	—	1,685	—	—	3,189
90+/FC	—	—	1,418	—	—	2,613	—	—	4,031
Bulk purchased
Current	—	—	—	—	—	130,914	—	—	130,914
30-89	—	—	—	—	—	860	—	—	860
90+/FC	—	—	—	—	—	963	—	—	963
	85,268	666,209	1,096,779	1,437,223	787,162	2,378,119	—	—	6,450,760
Commercial:
Commercial real estate
Current	177,437	394,113	295,398	144,209	78,953	127,485	11,998	—	1,229,593
30-89	76	770	—	1,013	84	1,162	—	—	3,105
90+/FC	—	19	—	—	593	464	—	—	1,076
Commercial and industrial
Current	8,336	44,749	19,776	9,892	2,242	2,636	24,105	—	111,736
30-89	—	—	—	—	—	—	244	—	244
90+/FC	—	—	—	—	—	87	40	—	127
	185,849	439,651	315,174	155,114	81,872	131,834	36,387	—	1,345,881
Consumer:
Home equity
Current	3,880	5,030	5,070	1,639	979	2,523	70,312	6,202	95,635
30-89	—	20	146	—	—	22	306	47	541
90+/FC	—	—	—	—	—	7	130	47	184
Other
Current	2,170	3,702	2,055	527	181	149	292	—	9,076
30-89	—	19	31	—	4	—	6	—	60
90+/FC	—	1	63	—	2	—	—	—	66
	6,050	8,772	7,365	2,166	1,166	2,701	71,046	6,296	105,562

Total	$277,167	$1,114,632	$1,419,318	$1,594,503	$870,200	$2,512,654	$107,433	$6,296	$7,902,203

	September 30, 2023
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2023	2022	2021	2020	2019	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$318,211	$598,283	$875,563	$567,975	$253,546	$1,407,090	$—	$—	$4,020,668
30-89	358	898	644	1,437	820	5,960	—	—	10,117
90+/FC	292	155	—	—	209	1,587	—	—	2,243
Correspondent purchased
Current	346,084	518,650	608,573	247,346	62,652	643,739	—	—	2,427,044
30-89	308	—	1,069	564	449	2,862	—	—	5,252
90+/FC	—	—	—	—	—	3,454	—	—	3,454
Bulk purchased
Current	—	—	—	—	—	136,577	—	—	136,577
30-89	—	—	—	—	—	153	—	—	153
90+/FC	—	—	—	—	—	942	—	—	942
	665,253	1,117,986	1,485,849	817,322	317,676	2,202,364	—	—	6,606,450
Commercial:
Commercial real estate
Current	404,867	301,164	208,942	81,478	82,027	79,188	10,448	—	1,168,114
30-89	36	—	—	—	—	—	—	—	36
90+/FC	916	—	—	594	219	237	—	—	1,966
Commercial and industrial
Current	43,397	23,166	11,740	3,228	2,690	748	27,684	—	112,653
30-89	—	—	—	—	2	—	57	—	59
90+/FC	—	—	—	73	1	82	62	—	218
	449,216	324,330	220,682	85,373	84,939	80,255	38,251	—	1,283,046
Consumer:
Home equity
Current	5,428	5,631	1,955	990	746	2,195	71,986	6,312	95,243
30-89	73	39	—	79	—	50	239	125	605
90+/FC	—	—	—	—	—	15	81	11	107
Other
Current	4,737	2,613	765	338	132	129	412	—	9,126
30-89	17	80	22	4	1	—	—	1	125
90+/FC	6	—	—	—	—	—	—	—	6
	10,261	8,363	2,742	1,411	879	2,389	72,718	6,449	105,212

Total	$1,124,730	$1,450,679	$1,709,273	$904,106	$403,494	$2,285,008	$110,969	$6,449	$7,994,708

Gross Charge-Offs - Since the adoption of ASU 2022-02 on October 1, 2023, the Company has been required to present gross charge-offs by class of financing receivable and year of origination or most recent credit decision. The following table sets forth the required gross charge-off information for the six month period ended March 31, 2024.

								Revolving
								Lines
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	of Credit
	Fiscal	Year	Year	Year	Year	Prior	Lines of	Converted to
	Year	2023	2022	2021	2020	Years	Credit	Term	Total
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Correspondent purchased	—	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

Commercial:
Commercial real estate	—	—	—	—	—	10	—	—	10
Commercial and Industrial	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	10	—	—	10

Consumer:
Home Equity	2	1	—	—	—	—	—	—	3
Other	—	8	—	—	—	4	—	—	12
	2	9	—	—	—	4	—	—	15

Total	$2	$9	$—	$—	$—	$14	$—	$—	$25

Delinquent and Nonaccrual Loans - The following tables present the amortized cost, at the dates indicated, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total loans. At March 31, 2024 and September 30, 2023, all loans 90 or more days delinquent were on nonaccrual status.

	March 31, 2024
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$6,788	$2,375	$9,163	$3,966,229	$3,975,392
Correspondent purchased	3,189	4,031	7,220	2,335,411	2,342,631
Bulk purchased	860	963	1,823	130,914	132,737
Commercial:
Commercial real estate	3,105	1,076	4,181	1,229,593	1,233,774
Commercial and industrial	244	127	371	111,736	112,107
Consumer:
Home equity	541	184	725	95,635	96,360
Other	60	66	126	9,076	9,202
	$14,787	$8,822	$23,609	$7,878,594	$7,902,203

	September 30, 2023
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$10,117	$2,243	$12,360	$4,020,668	$4,033,028
Correspondent purchased	5,252	3,454	8,706	2,427,044	2,435,750
Bulk purchased	153	942	1,095	136,577	137,672
Commercial:
Commercial real estate	36	1,966	2,002	1,168,114	1,170,116
Commercial and industrial	59	218	277	112,653	112,930
Consumer:
Home equity	605	107	712	95,243	95,955
Other	125	6	131	9,126	9,257
	$16,347	$8,936	$25,283	$7,969,425	$7,994,708

The amortized cost of mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process as of March 31, 2024 and September 30, 2023 was $3.2 million and $2.5 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the tables above. The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $67 thousand at March 31, 2024 and $219 thousand at September 30, 2023.

The following table presents the amortized cost at March 31, 2024 and September 30, 2023, by class, of loans classified as nonaccrual. Additionally, the amortized cost of nonaccrual loans that had no related ACL is presented, all of which were individually evaluated for loss and any identified losses have been charged off.

	March 31, 2024		September 30, 2023
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
One- to four-family:
Originated	$2,375	$159	$2,457	$471
Correspondent purchased	4,031	—	3,739	285
Bulk purchased	963	630	942	630
Commercial:
Commercial real estate	1,076	444	1,984	446
Commercial and industrial	153	83	218	155
Consumer:
Home equity	184	—	107	3
Other	66	—	6	—
	$8,848	$1,316	$9,453	$1,990

Loan Modifications - The following tables present the amortized cost basis of loans as of March 31, 2024 that were both experiencing financial difficulties and modified during the periods noted, by class of financing receivable and by type of modification. Also presented in the tables is the percentage of the amortized cost basis of loans as of March 31, 2024 that were modified to borrowers experiencing financial difficulties as compared to the amortized cost basis of each class of financing receivable as of March 31, 2024. During the three months and six months ended March 31, 2024, the Company did not charge-off any amounts related to the loans presented in the table below. The Company has not committed to lend additional amounts to borrowers included in these tables.

	For the Three Months Ended March 31, 2024
					Combination-		Total
					Term Extension		Class of
	Principal	Interest Rate	Payment	Term	and		Financing
	Forgiveness	Reduction	Delay	Extension	Payment Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$—	$3,429	$3,429	0.09%
Correspondent	—	—	—	—	845	845	0.04
Bulk purchased	—	—	—	—	—	—	—
	—	—	—	—	4,275	4,275	0.07
Commercial:
Commercial real estate	—	—	—	—	238	238	0.02
Commercial and industrial	—	—	—	—	455	455	0.41
	—	—	—	—	693	693	0.05
Consumer loans:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Total	$—	$—	$—	$—	$4,968	$4,968	0.06

	For the Six Months Ended March 31, 2024
					Combination-		Total
					Term Extension		Class of
	Principal	Interest Rate	Payment	Term	and		Financing
	Forgiveness	Reduction	Delay	Extension	Payment Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$—	$7,385	$7,385	0.19%
Correspondent	—	—	—	—	1,744	1,744	0.07
Bulk purchased	—	—	—	—	—	—	—
	—	—	—	—	9,129	9,129	0.14
Commercial:
Commercial real estate	—	—	—	—	238	238	0.02
Commercial and industrial	—	—	—	—	455	455	0.41
	—	—	—	—	693	693	0.05
Consumer loans:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Total	$—	$—	$—	$—	$9,822	$9,822	0.12
Financial effect of loan modifications - All loan modifications during the three months and six months ended March 31, 2024 were a combination of term extensions and payment delays. The table below presents the financial impact of loan modifications during the three and six months ended March 31, 2024.

	For the Three Months Ended March 31, 2024		For the Six Months Ended March 31, 2024
	Term	Payment	Term	Payment
	Extension	Delays	Extension	Delays
One- to four-family:
Originated	39 months	4 months	31 months	4 months
Correspondent	20 months	5 months	17 months	4 months

Commercial:
Commercial real estate	26 months	26 months	26 months	26 months
Commercial and industrial	6 months	6 months	6 months	6 months

Performance of loan modifications - Of the loans modified during the three and six months ended March 31, 2024, $93 thousand of one- to four-family originated loans defaulted through March 31, 2024. The Company considers "default" to mean 90 days or more past due under the modified terms. Of the loans modified during the three and six months ended March 31, 2024, $672 thousand of one-to four-family originated loans were 30-89 days delinquent at March 31, 2024. All other loans modified during the three and six months ended March 31, 2024 were current at March 31, 2024.

TDRs - Prior to the adoption of ASU 2022-02 on October 1, 2023, loans were accounted for as TDRs if the Bank granted a concession to a borrower experiencing financial difficulties. There was one one- to four-family bulk loan restructured during the three and six months ended March 31, 2023, with an amortized cost of $239 thousand prior to restructuring and an amortized cost of $257 thousand immediately after restructuring. During the three months ended March 31, 2023, there were no TDRs that became delinquent within 12 months after being restructured. During the six months ended March 31, 2023 there was one one- to four-family originated TDR with an amortized cost of $8 thousand that became delinquent within 12 months after being restructured.

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented.

	For the Three Months Ended March 31, 2024
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,094	$2,948	$206	$5,248	$18,678	$252	$24,178
Charge-offs	—	—	—	—	(10)	(8)	(18)
Recoveries	3	—	—	3	—	15	18
Provision for credit losses	(25)	(155)	(11)	(191)	662	(15)	456
Ending balance	$2,072	$2,793	$195	$5,060	$19,330	$244	$24,634

	For the Six Months Ended March 31, 2024
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,149	$2,972	$207	$5,328	$18,180	$251	$23,759
Adoption of ASU 2022-02	3	1	14	18	2	—	20
Balance at October 1, 2023	2,152	2,973	221	5,346	18,182	251	23,779
Charge-offs	—	—	—	—	(10)	(15)	(25)
Recoveries	8	—	—	8	1	15	24
Provision for credit losses	(88)	(180)	(26)	(294)	1,157	(7)	856
Ending balance	$2,072	$2,793	$195	$5,060	$19,330	$244	$24,634

	For the Three Months Ended March 31, 2023
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,159	$2,987	$216	$5,362	$13,584	$243	$19,189
Charge-offs	—	—	—	—	—	(16)	(16)
Recoveries	—	—	—	—	1	1	2
Provision for credit losses	(20)	87	5	72	637	5	714
Ending balance	$2,139	$3,074	$221	$5,434	$14,222	$233	$19,889

	For the Six Months Ended March 31, 2023
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,066	$2,734	$206	$5,006	$11,120	$245	$16,371
Charge-offs	—	—	—	—	—	(20)	(20)
Recoveries	1	—	—	1	1	2	4
Provision for credit losses	72	340	15	427	3,101	6	3,534
Ending balance	$2,139	$3,074	$221	$5,434	$14,222	$233	$19,889

The key assumptions in the Company's ACL model include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at March 31, 2024. The key assumptions utilized in estimating the Company's ACL at March 31, 2024 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected an economic forecast that was the most appropriate considering the facts and circumstances at March 31, 2024. The forecasted economic indices applied to the model at March 31, 2024 were the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at March 31, 2024 was the national unemployment rate. The forecasted national unemployment rate in the economic scenario selected by management at March 31, 2024 had the national unemployment rate gradually increasing to 4.1% by March 31, 2025, which was the end of our four-quarter forecast time period.
•Forecast and reversion to mean time periods - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at March 31, 2024.
•Prepayment and curtailment assumptions - The assumptions used at March 31, 2024 were generally based on actual historical prepayment and curtailment speeds, adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary for each respective loan pool in the model.
•Qualitative factors - The qualitative factors applied by management at March 31, 2024 included the following:
◦The economic uncertainties related to the unemployment rate, the labor force composition, and the labor participation rate that are not captured in the third-party economic forecast scenarios; and
◦Other management considerations related to commercial loans to account for credit risks not fully reflected in the discounted cash flow model.
Reserve for Off-Balance Sheet Credit Exposures - The following is a summary of the changes in reserve for off-balance sheet credit exposures during the periods indicated. At March 31, 2024 and September 30, 2023, the Bank's off-balance sheet credit exposures totaled $790.9 million and $837.7 million, respectively.

	For the Three Months Ended		For the Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
	(Dollars in thousands)
Beginning balance	$3,834	$5,591	$4,095	$4,751
Adoption of ASU 2022-02	—	—	16	—
(Release)/provision for credit losses	(155)	177	(432)	1,017
Ending balance	$3,679	$5,768	$3,679	$5,768

5. BORROWED FUNDS
Borrowings - Borrowings at March 31, 2024 consisted of $2.35 billion in FHLB advances, of which $2.05 billion were fixed-rate advances and $300.0 million were variable-rate advances and $971 thousand in finance leases. Borrowings at September 30, 2023 consisted of $2.38 billion in FHLB advances, of which $2.02 billion were fixed-rate advances and $365.0 million were variable-rate advances, and $500.0 million of borrowings from the Federal Reserve's Bank Term Funding Program ("BTFP"). During the current year period, the Bank paid off the $500.0 million of BTFP borrowings.

As of March 31, 2024 and September 30, 2023, the Bank held interest rate swap agreements with an aggregate notional amount of $300.0 million and $365.0 million, respectively, in order to hedge the variable cash flows associated with $300.0 million and $365.0 million, respectively, of adjustable-rate FHLB advances. At March 31, 2024 and September 30, 2023, the interest rate swap agreements had an average remaining term to maturity of 1.9 years and 2.1 years, respectively. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At March 31, 2024 and September 30, 2023, the interest rate swaps were in a gain position with a total fair value of $7.6 million and $13.0 million, respectively, which was reported in other assets on the consolidated balance sheet. During the three and six month periods ended March 31, 2024, $1.7 million and $3.6 million, respectively, was reclassified from AOCI as a decrease to interest expense. During the three and six month periods ended March 31, 2023, $1.3 million and $2.1 million, respectively, was reclassified from AOCI as a decrease to interest expense. At March 31, 2024, the Company estimated that $4.9 million of interest expense associated with the interest rate swaps would be reclassified from AOCI as a decrease to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank held cash collateral of $8.2 million and $14.0 million at March 31, 2024 and September 30, 2023, respectively, in compliance with its minimum posting requirements.

Periodically, management has utilized a leverage strategy to increase earnings which entails entering into short-term FHLB borrowings and depositing the proceeds from these FHLB borrowings, net of the cost to purchase FHLB stock to meet FHLB stock holding requirements, at the FRB of Kansas City ("leverage strategy"). The leverage strategy is not a core operating business for the Company. It provides the Company the ability to utilize excess capital to generate earnings. Additionally, it is a strategy that can be exited quickly without additional costs. Leverage strategy borrowings are repaid prior to each quarter end. The leverage strategy was not in place during the current year six month period due to the strategy being unprofitable, but it was in place at points during the prior year six month period. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Management continues to monitor the net interest rate spread and overall profitability of the leverage strategy.

6. INCOME TAXES
Prior to the Small Business Job Protection Act (the "1996 Act"), the Bank was permitted to deduct, up to a specified formula limit, a certain percentage of income as bad debts, for which the Bank was not required to establish a deferred tax liability. Rather, the difference was recorded in the Bank's retained earnings. As a result of the 1996 Act, savings institutions, like the Bank, have been required to use the specific charge-off method in computing bad debt deductions beginning with their 1996 Federal tax return. Pre-1988 bad debt reserves in retained earnings remain subject to recapture by the Bank on the occurrence of certain distributions in excess of current earnings and profits accumulated in tax years beginning after December 31, 1951 ("accumulated earnings and profits"). The Bank estimates its pre-1988 bad debt reserves to be $99.2 million at March 31, 2024, which equates to an unrecorded deferred tax liability of $24.3 million at March 31, 2024. Any distributions from the Bank to Capitol Federal Financial, Inc. which would be deemed to be drawn out of the Bank's pre-1988 bad debt reserves, would require a payment of taxes at the then-current rate by the Bank on the amount of earnings deemed to be removed from the bad debt reserves for such distribution, thereby reducing the amount of cash that can be distributed to the Company.

The net loss associated with the securities strategy that was recognized in fiscal year 2023 net income will be recognized in the Company's fiscal year 2024 income tax return due to the sale of the securities occurring in October 2023 (in fiscal 2024). As a result, the Company anticipates it will report a taxable net loss on its September 30, 2024 corporate income tax return. Due to the anticipated taxable net loss in fiscal year 2024, the Bank's earning distributions to the Company during fiscal year 2024 will be deemed to draw upon the Bank's pre-1988 bad debt reserves. This will result in an increase in income tax expense in fiscal year 2024 equivalent to the distributions paid by the Bank that are deemed to be drawn upon the Bank's pre-1988 bad debt reserves times the Bank's current statutory tax rate. These amounts will be treated as discrete tax items in the quarters the distributions are paid and will offset the Bank's net operating loss deferred tax asset.

During the current fiscal year, the Company reversed the $47.0 million deferred tax asset as of September 30, 2023 related to the net loss on the securities transaction and recorded a deferred tax asset for the anticipated taxable net loss in the current fiscal year. The deferred tax asset related to the anticipated taxable net loss, or net operating loss, was $42.3 million at March 31, 2024. In addition, the Company recorded a deferred tax asset in the current fiscal year related to its low income housing tax credits that are currently not utilized due to tax return income limitations. The related deferred tax asset at March 31, 2024 was $7.6 million. Federal net operating losses carry forward indefinitely and federal tax credits carry forward for 20 years.

The Company assesses the available positive and negative evidence surrounding the recoverability of its deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances. At March 31, 2024, the Company does not believe a valuation allowance is necessary on the deferred income tax assets recorded during the current quarter as it is more likely than not that these amounts will be realized through the reversal of the Company's existing taxable temporary differences and projected future taxable income.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The Company primarily uses prices obtained from third-party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third-party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third-party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third-party pricing service when determining the fair value of its securities during the six months ended March 31, 2024 or during fiscal year 2023. The Company's major security types, based on the nature and risks of the securities, are:

•U.S. Treasury bills - Estimated fair values are based on pricing data from active primary and secondary markets, and inter-dealer brokers. (Level 1)
•MBS - The majority of these securities are issued by GSEs. Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•GSE debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•Corporate Bonds and Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values obtained from the counterparty during the six months ended March 31, 2024 or during fiscal year 2023. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2024 or September 30, 2023.

	March 31, 2024
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$648,838	$—	$648,838	$—
U.S. Treasury bills	99,403	99,403	—	—
GSE debentures	91,460	—	91,460	—
Corporate bonds	3,249	—	3,249	—
	842,950	99,403	743,547	—
Interest rate swaps	7,602	—	7,602	—
	$850,552	$99,403	$751,149	$—

	September 30, 2023
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$900,734	$—	$900,734	$—
GSE debentures	479,428	—	479,428	—
Corporate bonds	3,378	—	3,378	—
Municipal bonds	942	—	942	—
	1,384,482	—	1,384,482	—
Interest rate swaps	13,018	—	13,018	—
	$1,397,500	$—	$1,397,500	$—

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

Loans Receivable - Collateral dependent assets are assets evaluated on an individual basis. Those collateral dependent assets that are evaluated on an individual basis are considered financial assets measured at fair value on a non-recurring basis. The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during the six months ended March 31, 2024 and 2023 that were still held in the portfolio as of March 31, 2024 and 2023 was $1.2 million and $3.6 million, respectively. Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the six months ended March 31, 2024 and March 31, 2023 were downward adjustments to the book value of the collateral for lack of marketability. During the six months ended March 31, 2024, the adjustments ranged from 5% to 100%, with a weighted average of 16%. During the six months ended March 31, 2023, the adjustments ranged from 8% to 100%, with a weighted average of 21%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value. The fair value for one- to four-family OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for one- to four-family OREO was the appraisal or listing price. There was $67 thousand and $93 thousand of one- to four-family OREO measured on a non-recurring basis during the six months ended March 31, 2024 and March 31, 2023, respectively. The carrying value of the properties equaled the fair value of the properties at March 31, 2024 and 2023.

For commercial OREO, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable input for commercial OREO is downward adjustments to book value of the collateral for lack of marketability. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. There was no commercial OREO measured on a non-recurring basis during the six months ended March 31, 2024 and 2023.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	March 31, 2024
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$443,513	$443,513	$443,513	$—	$—
AFS securities	842,950	842,950	99,403	743,547	—
Loans receivable	7,877,569	7,433,829	—	—	7,433,829
FHLB stock	109,070	109,070	109,070	—	—
Interest rate swaps	7,602	7,602	—	7,602	—
Liabilities:
Deposits	6,141,711	6,119,242	3,235,421	2,883,821	—
Borrowings	2,351,022	2,300,949	—	2,300,949	—

	September 30, 2023
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$245,605	$245,605	$245,605	$—	$—
AFS securities	1,384,482	1,384,482	—	1,384,482	—
Loans receivable	7,970,949	7,358,462	—	—	7,358,462
FHLB stock	110,714	110,714	110,714	—	—
Interest rate swaps	13,018	13,018	—	13,018	—
Liabilities:
Deposits	6,051,220	6,004,975	3,321,028	2,683,947	—
Borrowings	2,879,125	2,802,849	—	2,802,849	—

8. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods indicated.

	For the Three Months Ended March 31, 2024
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$14,251	$4,904	19,155
Other comprehensive income (loss), before reclassifications	(5,471)	2,521	(2,950)
Amount reclassified from AOCI, net of taxes of $542	—	(1,678)	(1,678)
Other comprehensive income (loss)	(5,471)	843	(4,628)
Ending balance	$8,780	$5,747	14,527

	For the Six Months Ended March 31, 2024
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	(1,142)	9,842	8,700
Other comprehensive income (loss), before reclassifications	11,110	(477)	10,633
Amount reclassified from AOCI, net of taxes of $1,168	—	(3,618)	(3,618)
Reclassification adjustment for gross gains on AFS securities included in net income, net of taxes of $383	(1,188)	—	(1,188)
Other comprehensive income (loss)	9,922	(4,095)	5,827
Ending balance	8,780	5,747	14,527

	For the Three Months Ended March 31, 2023
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	(142,069)	9,467	(132,602)
Other comprehensive income (loss), before reclassifications	16,777	(1,495)	15,282
Amount reclassified from AOCI, net of taxes of $427	—	(1,323)	(1,323)
Other comprehensive income (loss)	16,777	(2,818)	13,959
Ending balance	(125,292)	6,649	(118,643)

	For the Six Months Ended March 31, 2023
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(155,119)	$9,486	$(145,633)
Other comprehensive income (loss), before reclassifications	29,827	(780)	29,047
Amount reclassified from AOCI, net of taxes of $664	—	(2,057)	(2,057)
Other comprehensive income (loss)	29,827	(2,837)	26,990
Ending balance	$(125,292)	$6,649	$(118,643)

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
•fluctuations in deposit flows;
•transactions or activities that may result in the recapture of base-year, tax basis bad debt reserves;
•the future earnings and capital levels of the Bank and the continued non-objection by our primary federal banking regulators, to the extent required, to distribute capital from the Bank to the Company, which could affect the ability of the Company to pay dividends in accordance with its dividend policy or repurchase shares;
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

In October 2023, the Company initiated a securities strategy by selling $1.30 billion of securities, representing 94% of its securities portfolio ("securities strategy"). Since the Company did not have the intent to hold the $1.30 billion of securities to maturity at September 30, 2023, the Company recognized an impairment loss on those securities, $192.6 million of which was reflected in the Company's financial statements for the quarter and fiscal year ended September 30, 2023. The securities strategy was designed to allow the Company to improve its earnings stream going forward, beginning in the current fiscal year, by redeploying most of the proceeds into current market rate securities and to provide liquidity to deleverage the balance sheet utilizing the remaining proceeds. During the quarter ended December 31, 2023 the Company completed the sale of securities and recognized $13.3 million ($10.0 million net of tax), or $0.08 per share, of additional loss related to the sale of the securities. See additional information regarding the impact of the securities strategy on our financial measurements in "Comparison of Operating Results for the Three Months Ended March 31, 2024 and December 31, 2023 - Average Balance Sheet" and "Comparison of Operating Results for the Six Months Ended March 31, 2024 and March 31, 2023 - Average Balance Sheet" below. The $1.30 billion of securities sold had a weighted average yield of 1.22% and an average duration of 3.6 years. With the proceeds from the sale of the securities, the Company purchased $632.0 million of securities yielding 5.75%, paid down $500.0 million of borrowings with a cost of 4.70%, and held the remaining cash at the

FRB of Kansas City earning interest at the reserve balance rate until such time as it can be used to fund commercial activity or other Bank operations.

The Company recognized net income of $16.3 million, or $0.12 per share, for the current year six month period compared to net income of $30.4 million, or $0.23 per share, for the prior year six month period. The lower net income for the current year six month period was primarily a result of the $13.3 million net loss on the sale of securities associated with the securities strategy, along with lower net interest income, partially offset by lower provision for credit losses and income tax expense in the current year six month period. Absent the effect of the net loss associated with the securities strategy, EPS would have been $0.20 for the current year six month period.

Periodically at management's discretion, we have utilized a strategy to increase earnings which entails entering into short-term FHLB borrowings and depositing the proceeds from these FHLB borrowings, net of the cost to purchase FHLB stock to meet FHLB stock holding requirements, at the FRB of Kansas City (the "leverage strategy"). See additional information regarding the leverage strategy in the "Financial Condition - Borrowings" section below. When the leverage strategy is in place, it increases assets and liabilities and reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction.

The net interest margin increased 17 basis points, from 1.59% for the prior year six month period to 1.76% for the current year six month period, due primarily to the leverage strategy being in place during portions of the prior year six month period but not in place during the current year six month period. The leverage strategy negatively impacted the net interest margin for the prior year six month period by 20 basis points. The absence of the leverage strategy during the current year six month period was partially offset by the negative effect on the net interest margin of an increase in the costs of deposits and borrowings, which exceeded the increase in yields on securities and loans.
The Company's efficiency ratio was 74.29% for the current year six month period compared to 57.43% for the prior year six month period. Absent the net loss from the securities strategy, the efficiency ratio would have been 63.28% for the current year six month period. The change in the efficiency ratio, absent the securities strategy, was due primarily to lower net interest income in the current year six month period compared to the prior year six month period. The Company's operating expense ratio (annualized) for the current year six month period was 1.18% compared to 1.00% for the prior year six month period, due mainly to lower average assets in the current year six month period. The leverage strategy was in place at times during the prior year six month period, which increased assets, but was not in place during the current year six month period.

Total assets were $9.72 billion at March 31, 2024, a $456.2 million decrease from September 30, 2023, due primarily to the securities strategy. The loan portfolio was $7.88 billion at March 31, 2024, a $93.4 million decrease from September 30, 2023, due mainly to a $154.4 million decrease in one- to four-family loans, partially offset by a $62.5 million increase in commercial loans during the current year six month period. As a result of rising interest rates and lack of housing inventory, there has been a slowdown in the housing market which has impacted the demand for residential loans and has directly impacted the Bank's one- to four-family loan portfolio. Origination and refinance activity has slowed considerably and there has been a reduction in one- to four-family loan balances through scheduled repayments and loan payoffs. While the Bank's loan activity levels are down, partially due to the interest rate environment and seasonality, management expects the Bank's one- to four-family loan portfolio will continue to decrease as cash flows from the one- to four-family portfolio will be used to fund commercial loan growth. During the current quarter, several large commercial loans matured or prepaid which contributed to the slower growth in the balance of commercial loans. Management anticipates the balance of commercial loans will trend upward in future periods.

Total deposits were $6.14 billion at March 31, 2024, an increase of $90.5 million from September 30, 2023. The increase in deposits was primarily in retail certificates of deposit, all in the 14 month or shorter term category, partially offset by a decrease in retail money market accounts. During the current quarter, the Bank held a Presidents' Day certificate of deposit campaign which resulted in some customers electing to move funds from money market accounts at the Bank into the certificate of deposit portfolio. The Presidents' Day certificate of deposit campaign resulted in $147.0 million in new certificates of deposit at a weighted average rate of 5.27% and a weighted average term of 7 months. Management continues to competitively price certain short-term retail certificate of deposit products so that if rates were to decrease in the near future, the Bank would be able to more quickly reprice those balances to lower market rates at maturity.

Total borrowings were $2.35 billion at March 31, 2024, a decrease of $528.1 million from September 30, 2023. The decrease was due primarily to $500.0 million of borrowings under the BTFP that were paid off during the quarter ended December 31, 2023 in conjunction with the securities strategy. Management estimates that the Bank had $2.87 billion in additional liquidity available at March 31, 2024, based on the Bank's blanket collateral agreement with FHLB and unencumbered securities.

The Bank's asset quality remained strong, reflected in low delinquency and charge-off ratios. At March 31, 2024, loans 30 to 89 days delinquent were 0.19% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.11% of total loans receivable, net. During the current year six month period, net charge-offs ("NCOs") were $1 thousand.

At March 31, 2024, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.10) billion, or (11.3)% of total assets, compared to $(679.7) million, or (7.1)% of total assets, at December 31, 2023. The change in the one-year gap amount was due to an increase in the amount of liability cash flows coming due in one year at March 31, 2024, partially offset by an increase in the amount of asset cash flows coming due during the same time period, compared to December 31, 2023. The increase in liability cash flows was due primarily to an increase in certificates of deposit scheduled to mature within one year as of March 31, 2024, compared to December 31, 2023, as the Bank continued to offer its highest rates on shorter-term certificates of deposit. The increase in asset cash flows was due primarily to an increase in the balance of cash between the two periods.

The Bank's Digital Transformation and Business Initiatives

With the implementation of our new core system and its ancillary systems ("digital transformation") in August 2023, we improved our internal and customer-facing technology. The digital transformation implemented technology needed to enhance our customer's experience, deepen our wallet share with existing customers, and attract new customers. In addition to the technology improvements, management has adjusted staffing in several areas to align with the Bank's strategy to grow and enhance commercial banking and lending. Pairing improved technology, products and services with the right organizational structure has provided benefits in each customer segment: consumer, small business and commercial.

The Bank has gained immediate traction with the new and improved True Blue Online ("TBO"), the Bank's digital banking platform for consumers and small businesses. Those gains include:

•Mobile app store ratings have improved by 100% for Android year-over-year and approximately 24% for iOS since the digital transformation,
•Over 24,000 new users of our credit score service in TBO since August 2023, and
•64% increase in person-to-person payment volume and 40% increase in combined payment amounts year-over-year for the current quarter following the integration of Zelle into TBO.

During the current quarter, we continued to improve our consumer banking products and services, leveraging technology from the digital transformation. We implemented relationship-based pricing for our Presidents' Day certificate of deposit campaign in February 2024, resulting in new retail checking accounts from a campaign that has traditionally only yielded certificates of deposit. Currently, the Bank is working on new digital banking services for our debit card products that will give consumers more control and faster access to their card.

Our small business customers now have access to improved digital services, and management has realigned staffing to focus on growing small business banking. We are in the process of adding more small business services into TBO to continue deposit and fee income growth in this area.

For commercial banking and lending, alignment of technology, people, products and services is crucial to our objective of capturing complete banking relationships as we continue to strategically grow this business. The technology implemented with the digital transformation provides more flexibility for structuring commercial loan transactions and has allowed us to build digital banking services to meet our customers' deposit and payment requirements to capture deposit and treasury management fee income growth. The Bank has made two strategic hires within the treasury management area, bringing over 40 years of combined in-market experience to help with our business development efforts and to increase the profitability of our existing commercial customer base.

Management has completed staffing realignments, including reductions and reassignments where appropriate, in numerous areas of the Bank, including deposit operations, lending, and commercial banking, to ensure resources are aligned with our priorities and strategies.

Financial Condition
The following table summarizes the Company's financial condition at the dates indicated.

			Annualized		Annualized
	March 31,	December 31,	Percent	September 30,	Percent
	2024	2023	Change	2023	Change
	(Dollars and shares in thousands)
Total assets	$9,721,286	$9,576,064	6.1%	$10,177,461	(9.0)%
AFS securities	842,950	740,462	55.4	1,384,482	(78.2)
Loans receivable, net	7,877,569	7,947,510	(3.5)	7,970,949	(2.3)
Deposits	6,141,711	6,021,595	8.0	6,051,220	3.0
Borrowings	2,351,022	2,373,064	(3.7)	2,879,125	(36.7)
Stockholders' equity	1,024,903	1,034,121	(3.6)	1,044,054	(3.7)
Equity to total assets at end of period	10.5%	10.8%		10.3%
Average number of basic shares outstanding	130,536	132,353	(5.5)	133,225	(4.0)
Average number of diluted shares outstanding	130,536	132,353	(5.5)	133,225	(4.0)

During the current quarter, total assets increased $145.2 million, to $9.72 billion at March 31, 2024, due primarily to increases in cash and securities, partially offset by a decrease in the loan portfolio. The loan portfolio mix continued to shift from one- to four-family loans to commercial loans during the current quarter with an $88.0 million decrease in one- to four-family loans, including a $46.4 million decrease in one- to four-family correspondent loans and a $36.4 million decrease in one- to four-family originated loans, partially offset by a $20.3 million increase in commercial loans. See additional discussion regarding the loan portfolio in the Executive Summary discussion above.

Total liabilities increased $154.4 million during the current quarter due primarily to a $120.1 million increase in deposits. The increase in deposits was primarily in retail certificates of deposit, all in the 14 months or shorter term category, partially offset by a decrease in retail money market accounts. During the current quarter, the Bank held a Presidents' Day certificate of deposit campaign which resulted in some customers electing to move funds from money market accounts at the Bank into the certificate of deposit portfolio. Total borrowings decreased $22.0 million during the current quarter as not all maturing FHLB borrowings were replaced.

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated.

	March 31, 2024		December 31, 2023		September 30, 2023
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,950,097	3.47%	$3,986,479	3.44%	$3,978,837	3.39%
Correspondent purchased	2,314,448	3.46	2,360,843	3.45	2,405,911	3.44
Bulk purchased	132,284	2.28	134,504	2.10	137,193	1.85
Construction	40,628	4.84	43,631	4.47	69,974	3.68
Total	6,437,457	3.45	6,525,457	3.42	6,591,915	3.38
Commercial:
Commercial real estate	1,035,634	5.32	1,019,431	5.27	995,788	5.29
Commercial and industrial	112,123	6.53	113,686	6.46	112,953	6.36
Construction	202,201	5.54	196,493	5.41	178,746	5.01
Total	1,349,958	5.46	1,329,610	5.39	1,287,487	5.35
Consumer loans:
Home equity	96,114	8.86	96,952	8.84	95,723	8.83
Other	9,203	5.50	9,670	5.32	9,256	5.20
Total	105,317	8.57	106,622	8.52	104,979	8.51
Total loans receivable	7,892,732	3.86	7,961,689	3.82	7,984,381	3.76

Less:
ACL	24,634		24,178		23,759
Deferred loan fees/discounts	30,007		30,653		31,335
Premiums/deferred costs	(39,478)		(40,652)		(41,662)
Total loans receivable, net	$7,877,569		$7,947,510		$7,970,949

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

	For the Three Months Ended		For the Six Months Ended
	March 31, 2024		March 31, 2024		March 31, 2023
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)
Beginning balance	$7,961,689	3.82%	$7,984,381	3.76%	$7,471,670	3.33%
Originated and refinanced	86,319	7.14	187,721	7.06	545,398	5.41
Purchased and participations	24,447	8.09	27,944	7.82	550,905	5.41
Change in undisbursed loan funds	34,642		117,888		(146,184)
Repayments	(214,365)		(424,976)		(449,992)
Principal (charge-offs)/recoveries, net	—		(1)		(16)
Other	—		(225)		(5,656)
Ending balance	$7,892,732	3.86	$7,892,732	3.86	$7,966,125	3.57

The following table presents loan origination, refinance, and purchase/participation activity for the periods indicated, excluding endorsement activity, along with associated weighted average rates and percent of total. Commercial loan renewals are not included in the activity in the following table except to the extent new funds are disbursed at the time of renewal. Loan originations, purchases/participations, and refinances are reported together.

	For the Six Months Ended
	March 31, 2024			March 31, 2023
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family	$64,347	6.64%	29.8%	$270,613	5.22%	24.7%
One- to four-family construction	12,772	6.74	5.9	23,045	5.28	2.1
Commercial:
Real estate	1,156	7.28	0.5	10,628	6.02	1.0
Commercial and industrial	12,432	6.98	5.8	15,634	6.52	1.4
Construction	3,632	7.07	1.7	68,600	4.87	6.3
Home equity	4,039	9.03	1.9	2,587	7.70	0.2
Consumer other	1,621	7.03	0.8	2,124	6.69	0.2
Total fixed-rate	99,999	6.82	46.4	393,231	5.26	35.9

Adjustable-rate:
One- to four-family	27,004	6.38	12.5	268,836	4.85	24.5
One- to four-family construction	10,722	6.54	5.0	15,414	4.67	1.4
Commercial:
Real estate	15,506	6.13	7.2	202,727	5.34	18.5
Commercial and industrial	7,983	7.69	3.7	34,514	7.15	3.1
Construction	36,641	8.23	17.0	151,326	6.10	13.8
Home equity	16,583	9.43	7.7	29,548	7.89	2.7
Consumer other	1,227	4.86	0.5	707	3.75	0.1
Total adjustable-rate	115,666	7.46	53.6	703,072	5.50	64.1

Total originated, refinanced and purchased/participations	$215,665	7.16	100.0%	$1,096,303	5.41	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent purchased - one- to four-family	$2,978	6.43		$169,653	5.21
Participations and purchases - commercial	3,500	7.00		3,016	6.40
Total fixed-rate purchased/participations	6,478	6.74		172,669	5.23

Adjustable-rate:
Correspondent purchased - one- to four-family	519	2.93		197,038	4.87
Participations and purchases - commercial	20,947	8.27		181,198	6.18
Total adjustable-rate purchased/participations	21,466	8.14		378,236	5.50
Total purchased/participation loans	$27,944	7.82		$550,905	5.41

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average LTV ratio, and average balance per loan as of March 31, 2024 Credit scores were updated in September 2023 from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,950,097	61.4%	3.47%	771	59%	$166
Correspondent purchased	2,314,448	35.9	3.46	767	64	410
Bulk purchased	132,284	2.1	2.28	771	55	284
Construction	40,628	0.6	4.84	770	46	415
	$6,437,457	100.0%	3.45	770	61	214
The following table presents originated and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average rates, weighted average LTVs and weighted average credit scores for the periods indicated.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2024				March 31, 2024
				Credit				Credit
	Amount	Rate	LTV	Score	Amount	Rate	LTV	Score
	(Dollars in thousands)
Originated	$41,844	6.21%	73%	772	$111,348	6.60%	74%	768
Correspondent purchased	—	—	—	—	3,497	5.91	70	765
	$41,844	6.21	73	772	$114,845	6.58	74	768

As of March 31, 2024, the Bank had one- to four-family loan origination and refinance commitments of $54.5 million at a weighted average rate of 6.39%. There were no one- to four-family correspondent loan purchase commitments at March 31, 2024.

Commercial Loans - During the six months ended March 31, 2024, the Bank originated $52.9 million of commercial loans and entered into commercial loan participations totaling $24.4 million. The Bank also processed commercial loan disbursements, excluding lines of credit, during the six months ended March 31, 2024 of $134.9 million at a weighted average rate of 6.15%.

As of March 31, 2024, December 31, 2023, and September 30, 2023, the Bank's commercial and industrial gross loan amounts (unpaid principal plus undisbursed amounts) totaled $164.8 million, $157.2 million and $158.5 million, respectively, and commitments totaled $2.9 million, $2.4 million and $2.6 million, respectively.

The following table presents the Bank's commercial real estate and commercial construction loans by type of primary collateral as of the dates indicated. As of March 31, 2024, the Bank had six commercial real estate and commercial construction loan commitments, totaling $85.0 million, at a weighted average rate of 7.89%. Because the commitments to pay out undisbursed funds are not cancellable by the Bank, unless the loan is in default, we generally anticipate fully funding the related projects. Of the total commercial real estate and commercial construction undisbursed amounts and commitments outstanding as of March 31, 2024, management anticipates funding approximately $85 million during the June 2024 quarter, $76 million during the September 2024 quarter, $70 million during the December 2024 quarter, and $141 million during the March 2025 quarter or later. At March 31, 2024, the unpaid principal balance of non-owner occupied commercial real estate loans was $750.4 million and the unpaid principal balance of owner occupied commercial real estate loans was $145.0 million, which are included in the table below.

	March 31, 2024				December 31, 2023	September 30, 2023
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Retail building	138	$276,593	$66,120	$342,713	$349,028	$352,499
Senior housing	34	304,207	9,155	313,362	330,077	331,207
Multi-family	40	133,348	167,937	301,285	302,908	308,846
Hotel	16	217,548	27,788	245,336	231,987	233,012
Office building	79	128,686	913	129,599	129,348	130,921
One- to four-family property	353	58,943	4,718	63,661	65,583	70,265
Single use building	31	39,141	4,693	43,834	43,815	47,193
Warehouse/manufacturing	39	32,100	560	32,660	36,056	35,963
Other	66	47,269	13,722	60,991	52,193	53,032
	796	$1,237,835	$295,606	$1,533,441	$1,540,995	$1,562,938

Weighted average rate		5.36%	6.25%	5.53%	5.44%	5.47%

The following table summarizes the Bank's commercial real estate and commercial construction loans by state as of the dates indicated.

	March 31, 2024				December 31, 2023	September 30, 2023
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Kansas	592	$502,060	$156,516	$658,576	$662,756	$670,498
Missouri	151	263,319	38,650	301,969	326,593	332,610
Texas	17	288,716	55,633	344,349	347,825	348,707
Colorado	9	44,034	10,717	54,751	49,428	49,385
Nebraska	8	37,359	275	37,634	37,799	37,609
Tennessee	1	32,944	1,576	34,520	39,569	42,136
Arkansas	4	32,871	658	33,529	32,956	33,046
Other	14	36,532	31,581	68,113	44,069	48,947
	796	$1,237,835	$295,606	$1,533,441	$1,540,995	$1,562,938

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, as of March 31, 2024.

	Count	Amount
	(Dollars in thousands)
Greater than $30 million	10	$488,649
>$15 to $30 million	18	381,168
>$10 to $15 million	14	169,975
>$5 to $10 million	32	234,841
$1 to $5 million	137	325,280
Less than $1 million	1,178	186,284
	1,389	$1,786,197

Asset Quality

Delinquent and nonaccrual loans and OREO. The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at March 31, 2024, 68% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	March 31,		December 31,		September 30,
	2024		2023		2023
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	72	$6,803	77	$7,746	88	$9,078
Correspondent purchased	10	3,144	16	6,049	17	5,192
Bulk purchased	5	856	4	583	1	149
Construction	—	—	—	—	4	1,123
Commercial	11	3,354	14	3,809	5	94
Consumer	35	601	40	766	30	730
	133	$14,758	151	$18,953	145	$16,366

Loans 30 to 89 days delinquent
to total loans receivable, net		0.19%		0.24%		0.21%

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

	Nonaccrual Loans and OREO at:
	March 31,		December 31,		September 30,
	2024		2023		2023
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	23	$2,380	29	$3,749	24	$2,246
Correspondent purchased	8	3,969	10	4,164	9	3,410
Bulk purchased	3	962	2	942	2	942
Commercial	11	1,203	8	1,198	12	2,183
Consumer	10	250	5	116	9	113
	55	8,764	54	10,169	56	8,894

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.11%		0.13%		0.11%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	—	$—	—	$—	2	$215
Correspondent purchased	—	—	—	—	1	282
Bulk purchased	—	—	—	—	—	—
Commercial	1	25	1	18	1	18
Consumer	—	—	—	—	—	—
	1	25	1	18	4	515
Total nonaccrual loans	56	8,789	55	10,187	60	9,409

Nonaccrual loans as a percentage of total loans		0.11%		0.13%		0.12%

OREO:
One- to four-family:
Originated(2)	1	$67	2	$225	—	$—
Correspondent purchased	—	—	1	219	1	219
	1	67	3	444	1	219
Total non-performing assets	57	$8,856	58	$10,631	61	$9,628

Non-performing assets as a percentage of total assets		0.09%		0.11%		0.09%

(1)Includes loans required to be reported as nonaccrual pursuant to accounting and/or internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing ten percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at March 31, 2024. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At March 31, 2024, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,526,285	54.8%	$6,110	56.6%	$1,885	25.8%	53%
Missouri	1,111,289	17.2	2,118	19.6	495	6.8	60
Other states	1,799,883	28.0	2,575	23.8	4,931	67.4	53
	$6,437,457	100.0%	$10,803	100.0%	$7,311	100.0%	54

Classified loans. The following table presents loans classified as special mention or substandard at the dates presented. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. The increase in commercial special mention loans at March 31, 2024 compared to December 31, 2023 and September 30, 2023 was due mainly to one loan moving to special mention during the March 31, 2024 quarter as certain underlying economic considerations related to this loan are being monitored by management.

	March 31, 2024		December 31, 2023		September 30, 2023
	Special Mention	Substandard	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$21,531	$21,033	$19,601	$22,659	$18,603	$19,314
Commercial	19,886	1,969	15,097	1,221	16,407	1,293
Consumer	263	309	335	175	327	190
	$41,680	$23,311	$35,033	$24,055	$35,337	$20,797

Allowance for Credit Losses. The distribution of our ACL and the ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to the calculation of ACL as of March 31, 2024.

	Distribution of ACL			Ratio of ACL to Loans Receivable
	March 31,	December 31,	September 30,	March 31,	December 31,	September 30,
	2024	2023	2023	2024	2023	2023
	(Dollars in thousands)
One- to four-family:
Originated	$2,035	$2,055	$2,084	0.05%	0.05%	0.05%
Correspondent purchased	2,793	2,948	2,972	0.12	0.12	0.12
Bulk purchased	195	206	207	0.15	0.15	0.15
Construction	37	39	65	0.09	0.09	0.09
Total	5,060	5,248	5,328	0.08	0.08	0.08
Commercial:
Real estate	16,605	16,152	15,589	1.60	1.58	1.57
Commercial and industrial	1,019	973	1,104	0.91	0.86	0.98
Construction	1,706	1,553	1,487	0.84	0.79	0.83
Total	19,330	18,678	18,180	1.43	1.40	1.41
Consumer	244	252	251	0.23	0.24	0.24
Total	$24,634	$24,178	$23,759	0.31	0.30	0.30

The following table presents ACL activity and related ratios at the dates and for the periods indicated. On October 1, 2023, the Bank adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"), which eliminated the accounting guidance for TDRs by creditors. The Company applied a modified retrospective approach when adopting ASU 2022-02, resulting in a cumulative-effect adjustment which is reflected in the table below ("ASU 2022-02 Adoption"). See "Note 1. Summary of Significant Accounting Policies" for additional information regarding the adoption of ASU 2022-02.

	At or For the Six Months Ended
	March 31, 2024	March 31, 2023
	(Dollars in thousands)
Balance at beginning of period	$23,759	$16,371
ASU 2022-02 Adoption	20	—
Charge-offs	(25)	(20)
Recoveries	24	4
Net (charge-offs) recoveries	(1)	(16)
Provision for credit losses	856	3,534
Balance at end of period	$24,634	$19,889

Ratio of NCOs during the period
to average non-performing assets	0.01%	0.20%

ACL to nonaccrual loans at end of period	280.28	339.98

ACL to loans receivable, net at end of period	0.31	0.25

ACL to NCOs (annualized)	10,971x	620x

The ratio of NCOs to average non-performing assets was lower at the end of the current year period due primarily to lower NCOs compared to the prior year period. The ratio of ACL to nonaccrual loans was lower at the end of the current year period compared to the end of the prior year period due mainly to a higher balance of nonaccrual loans compared to the prior year period, partially offset by a higher ACL balance at March 31, 2024. The ratio of ACL to loans receivable, net was higher at the end of the current year period compared to the end of the prior year period due to a higher commercial loan ACL balance at March 31, 2024. The ratio of ACL to NCOs was higher at the end of the current year period compared to the end of the prior year period due mainly to lower NCOs, along with a higher ACL balance. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	For the Six Months Ended
	March 31, 2024			March 31, 2023
	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$(8)	$3,965,723	—%	$(1)	$3,985,665	—%
Correspondent	—	2,391,638	—	—	2,383,295	—
Bulk purchased	—	135,228	—	—	145,779	—
Construction	—	40,813	—	—	64,484	—
Total	(8)	6,533,402	—	(1)	6,579,223	—
Commercial:
Real estate	10	1,028,869	—	(1)	817,179	—
Commercial and industrial	(1)	114,314	—	—	84,181	—
Construction	—	185,940	—	—	184,510	—
Total	9	1,329,123	—	(1)	1,085,870	—
Consumer:
Home equity	3	96,565	—	8	93,902	0.01
Other	(3)	9,547	(0.03)	10	8,803	0.11
Total	—	106,112	—	18	102,705	0.02
	$1	$7,968,637	—	$16	$7,767,798	—
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

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. The majority of our securities are government guaranteed or issued by GSEs. Overall, fixed-rate securities comprised 94% of our securities portfolio at March 31, 2024. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully tax-equivalent basis. The change in the portfolio yield at March 31, 2024 and December 31, 2023 compared to September 30, 2023 was primarily related to the securities strategy.

	March 31, 2024			December 31, 2023			September 30, 2023
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
MBS	$636,387	5.68%	6.2	$503,912	5.76%	5.4	$901,440	1.71%	4.7
U.S. Treasury bills	99,408	5.38	0.1	213,700	5.48	0.1	—	—	—
GSE debentures	91,542	5.62	5.5	—	—	—	479,610	0.64	1.9
Corporate bonds	4,000	5.12	8.1	4,000	5.12	8.4	4,000	5.12	8.6
Municipal bonds	—	—	—	—	—	—	942	2.55	6.9
	$831,337	5.63%	5.4	$721,612	5.67%	3.9	$1,385,992	1.35%	3.8

The following table summarizes the activity in our securities portfolio for the periods presented. The weighted average yields for the beginning and ending balances are as of the first and last days of the periods presented and are generally derived from recent prepayment activity on the securities in the portfolio. The beginning and ending WALs are the estimated remaining principal repayment terms (in years) after three month historical prepayment speeds and projected call option assumptions have been applied.

	For the Six Months Ended
	March 31, 2024			March 31, 2023
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,384,482	1.35%	3.8	$1,563,307	1.29%	4.2
Maturities and repayments	(255,533)			(95,393)
Proceeds from sale	(1,272,512)			—
Net amortization of (premiums)/discounts	5,741			(1,559)
Purchases	980,994	5.60	4.4	—	—	—
Net loss from securities transactions	(13,345)			—
Change in valuation on AFS securities	13,123			39,453
Ending balance - carrying value	$842,950	5.63	5.4	$1,505,808	1.33	4.3

Liabilities. Total liabilities were $8.70 billion at March 31, 2024, compared to $9.13 billion at September 30, 2023. The decrease was due primarily to a decrease in borrowings as some of the cash flows from the sale of securities associated with the securities strategy were used to repay $500.0 million of BTFP borrowings.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. The increase in deposits as of March 31, 2024 compared to December 31, 2023 and September 30, 2023 was primarily in retail certificates of deposit, all in the 14 months or shorter term category, partially offset by a decrease in retail money market balances as some customers elected to move funds to the Bank's certificate of deposit offerings. The increase in the deposit portfolio rate at March 31, 2024 compared to December 31, 2023 and September 30, 2023 was due mainly to higher rates on retail certificates of deposit. Management continues to competitively price certain short-term retail certificate of deposit products so that if rates were to decrease in the near future, the Bank would be able to more quickly reprice those balances to lower market rates at maturity.

	March 31, 2024			December 31, 2023			September 30, 2023
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$549,818	—%	8.9%	$555,382	—%	9.2%	$558,326	—%	9.2%
Interest-bearing checking	902,848	0.19	14.7	895,665	0.17	14.9	901,994	0.19	14.9
Savings	482,503	0.27	7.9	471,372	0.12	7.8	480,091	0.12	7.9
Money market	1,300,252	1.67	21.2	1,360,349	1.96	22.6	1,380,617	1.96	22.8
Retail certificates of deposit	2,725,110	4.01	44.4	2,569,391	3.75	42.7	2,533,954	3.47	41.9
Commercial certificates of deposit	55,727	4.19	0.9	49,152	3.80	0.8	48,751	3.56	0.8
Public unit certificates of deposit	125,453	4.61	2.0	120,284	4.54	2.0	147,487	4.44	2.5
	$6,141,711	2.32	100.0%	$6,021,595	2.20	100.0%	$6,051,220	2.07	100.0%

As of March 31, 2024, approximately $752.0 million (or approximately 7%) of the Bank's Call Report deposit balance was uninsured, of which approximately $430.8 million related to commercial and retail deposit accounts and the remainder was mainly comprised of fully collateralized public unit deposits and intercompany accounts. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

Borrowings. Total borrowings at March 31, 2024 were $2.35 billion, which was comprised of $2.05 billion in fixed-rate FHLB advances, $300.0 million in FHLB variable-rate advances tied to interest rate swaps, and $971 thousand in finance leases.
The following table presents the maturity of term borrowings, which consist of FHLB advances, along with associated weighted average contractual and effective rates as of March 31, 2024. Amortizing FHLB advances are presented based on their maturity dates versus their quarterly scheduled repayment dates.

Maturity by		Contractual	Effective
Fiscal Year	Amount	Rate	Rate(1)
	(Dollars in thousands)
2024	$275,000	3.77%	2.57%
2025	650,000	3.30	2.96
2026	575,000	2.81	2.95
2027	482,500	3.14	3.25
2028	320,492	4.92	4.17
2029	50,000	4.17	4.17
	$2,352,992	3.44	3.16

(1)The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents borrowing activity for the periods shown. The borrowings presented in the table have original contractual terms of one year or longer or are tied to interest rate swaps with original contractual terms of one year or longer. Line of credit borrowings and finance leases are excluded from the table. The effective rate is shown as a weighted average and includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. During the current year six month period, BTFP borrowings were paid off with the proceeds received from the securities strategy.

	For the Three Months Ended			For the Six Months Ended
	March 31, 2024			March 31, 2024			March 31, 2023
		Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
				(Dollars in thousands)
Beginning balance	$2,375,410	3.13%	2.0	$2,882,828	3.34%	1.8	$2,062,500	2.44%	2.5
Maturities and repayments	(72,418)	2.84		(229,836)	3.26		(114,836)	1.80
New FHLB borrowings	50,000	4.17	5.0	200,000	4.54	4.0	550,000	4.52	3.3
BTFP, net	—	—	—	(500,000)	4.70	—	—	—	—
Ending balance	$2,352,992	3.16	1.9	$2,352,992	3.16	1.9	$2,497,664	2.93	2.3

Leverage Strategy
Periodically, the Bank has utilized a leverage strategy to increase earnings which entails entering into short-term FHLB borrowings and depositing the proceeds from these FHLB borrowings, net of the cost to purchase FHLB stock to meet FHLB stock holding requirements, at the FRB of Kansas City. The leverage strategy is not a core operating business for the Company. It provides the Company the ability to utilize excess capital to generate earnings. Additionally, it is a strategy that can be exited quickly without additional costs. The profitability of the leverage strategy is attributable to net income derived from the dividends received on the increased FHLB stock holdings, plus the net interest rate spread between the yield on the leverage strategy cash at the FRB of Kansas City and the rate paid on the leverage strategy FHLB borrowings, less applicable Federal Deposit Insurance Corporation ("FDIC") premiums and estimated income tax expense. Leverage strategy borrowings are repaid prior to each quarter end so there is no impact to quarter end capital ratios. The leverage strategy was not in place during the current year six month period due to the strategy being unprofitable, but it was in place at points during the prior year six month period. During the prior year six month period, the average balance of cash associated with the leverage strategy was $1.37 billion and interest earned on that cash was $27.2 million, the average balance of FHLB stock associated with the leverage strategy was $64.4 million and dividends earned on that stock were $2.8 million, and the average balance of FHLB borrowings associated with the leverage strategy was $1.43 billion and the related interest expense was $28.6 million. Additionally, the Company recognized $286 thousand of FDIC premiums and $197 thousand of income tax expense during the prior year six month period related to the leverage strategy. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Management continues to monitor the net interest rate spread and overall profitability of the leverage strategy.
Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and non-amortizing FHLB advances for the next four quarters as of March 31, 2024.

	June 30,	September 30,	December 31,	March 31,
	2024	2024	2024	2025	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$488,977	$497,837	$577,131	$473,162	$2,037,107
Repricing Rate	4.05%	4.45%	4.41%	4.43%	4.33%
Public Unit Certificates:
Amount	$31,563	$34,985	$29,025	$17,526	$113,099
Repricing Rate	4.42%	4.63%	4.67%	4.90%	4.62%
Term Borrowings:
Amount	$100,000	$175,000	$200,000	$150,000	$625,000
Repricing Rate	1.98%	2.91%	3.35%	1.93%	2.67%
Total
Amount	$620,540	$707,822	$806,156	$640,688	$2,775,206
Repricing Rate	3.73%	4.08%	4.15%	3.86%	3.97%

The following table sets forth the WAM information for our certificates of deposit, in years, as of March 31, 2024.

Retail certificates of deposit	1.0
Commercial certificates of deposit	0.8
Public unit certificates of deposit	0.6
Total certificates of deposit	0.9

Stockholders' Equity. Stockholders' equity totaled $1.02 billion at March 31, 2024, a decrease of $19.2 million from September 30, 2023.

During the current year six month period, the Company paid regular quarterly cash dividends totaling $22.4 million, or $0.17 per share. On April 23, 2024, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.0 million, payable on May 17, 2024 to stockholders of record as of the close of business on May 3, 2024.

During the current year six month period, the Company repurchased 3,280,110 shares of common stock at an average price of $5.87 per share, or $19.3 million. There remains $2.0 million authorized under the existing stock repurchase plan for additional purchases of the Company's common stock. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors. This plan has no expiration date; however, the FRB's existing approval for the Company to repurchase shares expires in August 2024. In February 2024, the Company received approval from the FRB for a new share repurchase plan of up to $75 million in additional common stock over a period of time, depending upon market conditions, cash balances at the Company level, and after the completion of the Company's existing share repurchase program. This new plan has no expiration date; however, the FRB's approval for the Company to repurchase shares expires in February 2025.

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank in accordance with regulatory standards. As of March 31, 2024, the Bank's capital ratios exceeded the well-capitalized requirements and the Bank exceeded all internal policy thresholds for sensitivity to changes in interest rates. See "Liquidity and Capital Resources" below for additional information regarding the Bank's regulatory capital requirements. As of March 31, 2024, the Bank's community bank leverage ratio ("CBLR") was 9.1%, which exceeded the minimum requirement of 9.0%.

At March 31, 2024, Capitol Federal Financial, Inc., at the holding company level, had $46.3 million in cash on deposit at the Bank. For fiscal year 2024, it is the intention of the Board of Directors to pay out the regular quarterly cash dividend of $0.085 per share, totaling $0.34 per share for the year. To the extent that earnings in fiscal year 2024 exceed $0.34 per share, the Board of Directors will consider the payment of additional dividends. Dividend payments depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level. Additionally, management is currently evaluating the timing of capital distributions from the Bank to the holding company during the current fiscal year in relation to the tax issues associated with the Bank's pre-1988 bad debt recapture. See additional discussion regarding the Bank's pre-1988 bad debt recapture in "Comparison of Operating Results for the Three Months Ended March 31, 2024 and December 31, 2023", "Item 1. Financial Statements - Note 6. Income Taxes", and "Item 1A. Risk Factors".

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2024, 2023, and 2022. The amounts represent cash dividends paid during each period. For the quarter ended June 30, 2024, the amount presented represents the dividend payable on May 17, 2024 to stockholders of record as of the close of business on May 3, 2024.

	Calendar Year
	2024		2023		2022
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,127	$0.085	$11,319	$0.085	$11,535	$0.085
Quarter ended June 30	11,044	0.085	11,321	0.085	11,534	0.085
Quarter ended September 30	—	—	11,323	0.085	11,534	0.085
Quarter ended December 31	—	—	11,308	0.085	11,508	0.085
True-up dividends paid	—	—	—	—	37,701	0.280
True Blue Capitol dividends paid	—	—	—	—	27,143	0.200
Calendar year-to-date dividends paid	$22,171	$0.170	$45,271	$0.340	$110,955	$0.820

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$76,122	$75,941	$74,031	$71,918	$69,319
MBS	7,794	5,859	4,399	4,562	4,748
Cash and cash equivalents	4,513	4,778	6,139	10,009	10,977
FHLB stock	2,528	2,586	2,796	3,260	3,607
Investment securities	2,332	2,528	894	895	895
Total interest and dividend income	93,289	91,692	88,259	90,644	89,546

Interest expense:
Borrowings	18,554	19,656	27,746	31,449	31,447
Deposits	33,415	32,443	29,778	24,445	16,140
Total interest expense	51,969	52,099	57,524	55,894	47,587

Net interest income	41,320	39,593	30,735	34,750	41,959

Provision for credit losses	301	123	963	1,324	891

Net interest income
(after provision for credit losses)	41,019	39,470	29,772	33,426	41,068

Non-interest income	4,643	(8,894)	(187,704)	5,814	5,083
Non-interest expense	28,445	28,508	28,194	29,336	28,631
Income tax (benefit) expense	3,455	(475)	(45,736)	1,602	3,331
Net income (loss)	$13,762	$2,543	$(140,390)	$8,302	$14,189

Efficiency ratio	61.89%	92.86%	(17.96%)	72.32%	60.86%
Operating expense ratio (annualized)	1.19%	1.18%	1.08%	1.09%	1.04%

Basic EPS	$0.11	$0.02	$(1.05)	$0.06	$0.11
Diluted EPS	0.11	0.02	(1.05)	0.06	0.11

Comparison of Operating Results for the Three Months Ended March 31, 2024 and December 31, 2023

For the quarter ended March 31, 2024, the Company recognized net income of $13.8 million, or $0.11 per share, compared to net income of $2.5 million, or $0.02 per share, for the quarter ended December 31, 2023. The higher net income in the current quarter was due primarily to the prior quarter including $13.3 million ($10.0 million net of tax) of net losses related to the sale of securities associated with the securities strategy discussed in the Executive Summary above. Absent the net loss on the sale of securities, EPS would have been $0.10 for the prior quarter, compared to $0.11 per share in the current quarter. The increase in EPS in the current quarter was due primarily to an increase in the net interest margin. The net interest margin increased 11 basis points, from 1.71% for the prior quarter to 1.82% for the current quarter due mainly to a full quarter of income from higher yielding securities that were purchased during the prior quarter in association with the securities strategy.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$76,122	$75,941	$181	0.2%
MBS	7,794	5,859	1,935	33.0
Cash and cash equivalents	4,513	4,778	(265)	(5.5)
FHLB stock	2,528	2,586	(58)	(2.2)
Investment securities	2,332	2,528	(196)	(7.8)
Total interest and dividend income	$93,289	$91,692	$1,597	1.7

The increase in interest income on MBS was due to an increase in the weighted average yield from having a full quarter of income from securities at higher market yields purchased in association with the securities strategy. The weighted average yield on MBS increased 133 basis points compared to the prior quarter. The decrease in interest income on investment securities was due to a decrease in the average balance of the portfolio, partially offset by a higher weighted average yield, both a result of the securities strategy as not all the proceeds from the securities sale were reinvested into the securities portfolio. See additional discussion regarding the use of the proceeds from the sale of securities associated with the securities strategy in the Executive Summary discussion above.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$33,415	$32,443	$972	3.0%
Borrowings	18,554	19,656	(1,102)	(5.6)
Total interest expense	$51,969	$52,099	$(130)	(0.2)

The increase in interest expense on deposits was due primarily to increases in the weighted average rate paid and the average balance of the retail certificate of deposit portfolio, partially offset by decreases in the weighted average rate paid and the average balance of money market accounts. A large portion of the decrease in the average balance of money market accounts during the current quarter was related to the Presidents' Day certificate of deposit campaign as funds from money market accounts moved to certificates of deposit as a result of the campaign. The weighted average rate of the money market portfolio decreased due primarily to management lowering the rates for certain tiers during the current quarter. The decrease in interest expense on borrowings was due mainly to the pay down of $500.0 million of borrowings under the Federal Reserve's BTFP, as part of the securities strategy during the prior quarter.

Provision for Credit Losses
For the quarter ended March 31, 2024, the Bank recorded a provision for credit losses of $301 thousand, compared to a provision for credit losses of $123 thousand for the prior quarter. The provision for credit losses in the current quarter was comprised of a $456 thousand increase in the ACL for loans, partially offset by a $155 thousand release in the reserve for off-balance sheet credit exposures. The provision for credit losses associated with the ACL was due primarily to commercial loan growth and disbursements on commercial loans, along with changes in the commercial loan mix. See additional discussion regarding changes to the loan mix in the Executive Summary section above. The release of provision for credit losses associated with the reserve for off-balance sheet credit exposures was due primarily to a reduction in the balance of commercial off-balance sheet credit exposures due to loans funding.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,451	$2,575	$(124)	(4.8)%
Insurance commissions	735	863	(128)	(14.8)
Net loss from securities transactions	—	(13,345)	13,345	100.0
Other non-interest income	1,457	1,013	444	43.8
Total non-interest income	$4,643	$(8,894)	$13,537	152.2

The net loss from securities transactions in the prior quarter related to the sale of securities associated with the securities strategy. There was no similar transaction in the current quarter. The increase in other non-interest income was due mainly to an increase in income on BOLI related to the receipt of death benefits in the current quarter while none were received in the prior quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$12,887	$12,992	$(105)	(0.8)%
Information technology and related expense	4,954	5,369	(415)	(7.7)
Occupancy, net	3,481	3,372	109	3.2
Federal insurance premium	1,727	1,860	(133)	(7.2)
Regulatory and outside services	1,380	1,643	(263)	(16.0)
Advertising and promotional	1,271	988	283	28.6
Deposit and loan transaction costs	867	542	325	60.0
Office supplies and related expense	419	361	58	16.1
Other non-interest expense	1,459	1,381	78	5.6
Total non-interest expense	$28,445	$28,508	$(63)	(0.2)
The decrease in salaries and employee benefits was due mainly to a decrease in loan commissions compared to the prior quarter. The decrease in information technology and related expense was due primarily to lower software licensing expenses and professional services, mainly related to costs associated with the digital transformation. The decrease in regulatory and outside services was due primarily to the timing of external audit expenses. The increase in advertising and promotional expense was due mainly to the timing of campaigns. The increase in deposit and loan transaction costs was due primarily to expenses related to calendar year-end processing.

The Company's efficiency ratio was 61.89% for the current quarter compared to 92.86% for the prior quarter. Absent the net loss on the sale of securities associated with the securities strategy, the efficiency ratio would have been 64.73% for the prior quarter. The improvement in the efficiency ratio, absent the net loss associated with the securities strategy, was due primarily to higher net interest income. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A higher value generally indicates that it is costing the financial institution more money to generate revenue, relative to its net interest income and non-interest income. The Company's operating expense ratio (annualized) for the current quarter was 1.19% compared to 1.18% for the prior quarter. The operating expense ratio is a measure of a financial institution's total non-interest expense as a percentage of average assets. The ratio provides insight into how efficiently the Company is managing its expenses in relation to its assets, without the impact of changes in interest rates which factors into the efficiency ratio.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and the effective tax rate.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense (benefit)	$17,217	$2,068	$15,149	732.5%
Income tax expense (benefit)	3,455	(475)	3,930	(827.4)
Net income	$13,762	$2,543	$11,219	441.2

Effective Tax Rate	20.1%	(23.0%)

The income tax benefit in the prior quarter was a result of treating the $13.3 million net loss on sale of the securities associated with the securities strategy as a discrete tax benefit in the prior quarter. The tax benefit related to the net loss was $3.3 million. Without the tax benefit, income tax expense would have been $2.8 million and the effective tax rate, without the $13.3 million net pre-tax loss, would have been 18.0% for the prior quarter.

The increase in the effective tax rate from 18.0% for the prior quarter, without the tax benefit related to the net loss associated with the securities strategy, to 20.1% for the current quarter was due primarily to recording income taxes on the current quarter distribution of earnings from the Bank to the Company. The tax on the earnings distribution was due to the recapture of a portion of the Bank's bad debt reserves which were established prior to September 30, 1988, and are included in the Bank's retained earnings ("pre-1988 bad debt reserves"). The federal tax regulations prior to September 30, 1988 allowed banks to deduct, up to specified formula limits, a certain percentage of income as bad debts, for which the Bank was not required to establish a deferred tax liability. Rather, the difference was recorded in the Bank's retained earnings. The pre-1988 bad debt reserves in retained earnings are subject to recapture by the Bank on the occurrence of certain distributions in excess of earnings and profits accumulated in tax years beginning after December 31, 1951 ("accumulated earnings and profits"). For federal tax return purposes, the net loss on the securities strategy in fiscal years 2023 and 2024 will be reported on the Company's September 30, 2024 federal tax return, as the actual sales of the securities occurred during fiscal year 2024. Therefore, it is anticipated that a taxable net loss will be reported on the Company's September 30, 2024 federal tax return which will result in the Bank and Company having a negative current and accumulated earnings and profit position. This requires the Bank to draw upon the pre-1988 bad debt reserves for any distributions from the Bank to the Company during the current fiscal year. The Bank is required to pay taxes on the reductions to the pre-1988 bad debt reserves equal to the current corporate tax rate at the time of the distribution of the amount of Bank earnings paid to the Company. Management is researching and analyzing the Bank's tax issues associated with the pre-1988 bad debt recapture. Additionally, management and the Board of Directors are evaluating alternatives regarding additional fiscal year 2024 earnings distributions from the Bank to the Company as well as the implications of continuing negative current and accumulated earnings and profit. At March 31, 2024, Capitol Federal Financial, Inc., at the holding company level, had $46.3 million in cash on deposit at the Bank. See additional discussion regarding the Bank's pre-1988 bad debt recapture in "Item 1. Financial Statements - Note 6. Income Taxes", and "Item 1A. Risk Factors".

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

	For the Three Months Ended
	March 31, 2024			December 31, 2023
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,987,323	$35,151	3.53%	$4,025,539	$35,060	3.48%
Correspondent purchased	2,369,131	19,274	3.25	2,413,900	19,660	3.26
Bulk purchased	133,832	735	2.20	136,609	694	2.03
Total one- to four-family loans	6,490,286	55,160	3.40	6,576,048	55,414	3.37
Commercial loans	1,351,574	18,708	5.48	1,306,917	18,267	5.47
Consumer loans	106,267	2,254	8.53	105,958	2,260	8.46
Total loans receivable(1)	7,948,127	76,122	3.82	7,988,923	75,941	3.78
MBS(2)	538,882	7,794	5.78	526,733	5,859	4.45
Investment securities(2)(3)	175,832	2,332	5.31	266,873	2,528	3.79
FHLB stock(4)	107,562	2,528	9.45	108,648	2,586	9.44
Cash and cash equivalents(5)	330,751	4,513	5.40	346,220	4,778	5.40
Total interest-earning assets	9,101,154	93,289	4.09	9,237,397	91,692	3.95
Other non-interest-earning assets	467,949			466,084
Total assets	$9,569,103			$9,703,481

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$878,243	438	0.20	$886,530	445	0.20
Savings	471,239	224	0.19	472,819	138	0.12
Money market	1,335,269	5,706	1.72	1,364,565	6,737	1.96
Retail certificates	2,623,613	25,297	3.88	2,555,375	23,199	3.60
Commercial certificates	51,304	510	4.00	49,558	463	3.70
Wholesale certificates	112,077	1,240	4.45	130,857	1,461	4.43
Total deposits	5,471,745	33,415	2.46	5,459,704	32,443	2.36
Borrowings(6)	2,360,776	18,554	3.15	2,467,410	19,656	3.15
Total interest-bearing liabilities	7,832,521	51,969	2.67	7,927,114	52,099	2.61
Non-interest-bearing deposits	528,278			537,144
Other non-interest-bearing liabilities	172,042			202,743
Stockholders' equity	1,036,262			1,036,480
Total liabilities and stockholders' equity	$9,569,103			$9,703,481

Net interest income(7)		$41,320			$39,593
Net interest-earning assets	$1,268,633			$1,310,283
Net interest margin(8)			1.82			1.71
Ratio of interest-earning assets to interest-bearing liabilities			1.16x			1.17x

Selected performance ratios:
Return on average assets (annualized)(9)(14)			0.58%			0.10%
Return on average equity (annualized)(10)(14)			5.31			0.98
Average equity to average assets			10.83			10.68
Operating expense ratio (annualized)(11)			1.19			1.18
Efficiency ratio(12)(14)			61.89			92.86
Pre-tax yield on leverage strategy(13)			—			—

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)There were no nontaxable securities included in the average balance of investment securities for the quarter ended March 31, 2024. Included in the average balance of investments securities for the quarter ended December 31, 2023 are nontaxable securities with an average balance of $201 thousand.
(4)There was no FHLB stock related to the leverage strategy for the quarters ended March 31, 2024 and December 31, 2023.
(5)There was no cash and cash equivalents related to the leverage strategy during the quarters ended March 31, 2024 and December 31, 2023.
(6)There was no FHLB borrowings related to the leverage strategy for the quarters ended March 31, 2024 and December 31, 2023. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
(7)Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.
(8)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets. Management believes the net interest margin is important to investors as it is a profitability measure for financial institutions.
(9)Return on average assets represents annualized net income as a percentage of total average assets. Management believes that the return on average assets is important to investors as it shows the Company's profitability in relation to the Company's average assets.
(10)Return on average equity represents annualized net income as a percentage of total average equity. Management believes that the return on average equity is important to investors as it shows the Company's profitability in relation to the Company's average equity.
(11)The operating expense ratio represents annualized non-interest expense as a percentage of average assets. Management believes the operating expense ratio is important to investors as it provides insight into how efficiently the Company is managing its expenses in relation to its assets. It is a financial measurement ratio that does not take into consideration changes in interest rates.
(12)The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. Management believes the efficiency ratio is important to investors as it is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A higher value generally indicates that it is costing the financial institution more money to generate revenue, related to its net interest margin and non-interest income.
(13)The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction. Management believes this ratio is important to investors as it provides the yield the Company is earning on the leverage strategy transaction.
(14)The table below provides a reconciliation between performance measures presented in accordance with GAAP and the same performance measures absent the impact of the net loss on the securities transactions associated with the securities strategy, which are not presented in accordance with GAAP. The securities strategy was non-recurring in nature; therefore management believes it is meaningful to investors to present certain financial measures without the securities strategy to better evaluate the Company's core operations. See information regarding the securities strategy in the Executive Summary discussion above.

	For the Three Months Ended
	December 31, 2023
			Without
			Securities
	Actual	Securities	Strategy
	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.10%	(0.42)%	0.52%
Return on average equity (annualized)	0.98	(3.89)	4.87
Efficiency Ratio	92.86	28.13	64.73
EPS(15)	$0.02	$(0.08)	$0.10
(15)EPS is calculated as net income divided by average shares outstanding. Management believes EPS is an important measure to investors as it shows the Company's earnings in relation to the Company's outstanding shares.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2024 to the three months ended December 31, 2023. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	March 31, 2024 vs. December 31, 2023
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(137)	$318	$181
MBS	139	1,796	1,935
Investment securities	(1,021)	825	(196)
FHLB stock	(57)	(1)	(58)
Cash and cash equivalents	(264)	(1)	(265)
Total interest-earning assets	(1,340)	2,937	1,597

Interest-bearing liabilities:
Checking	(8)	1	(7)
Savings	—	86	86
Money market	(154)	(878)	(1,032)
Certificates of deposit	400	1,525	1,925
Borrowings	(1,033)	(69)	(1,102)
Total interest-bearing liabilities	(795)	665	(130)

Net change in net interest income	$(545)	$2,272	$1,727

Comparison of Operating Results for the Six Months Ended March 31, 2024 and 2023

The Company recognized net income of $16.3 million, or $0.12 per share, for the current year period, compared to net income of $30.4 million, or $0.23 per share, for the prior year period. The lower net income for the current year period was primarily a result of the $13.3 million net loss on the securities sales associated with the securities strategy, along with lower net interest income, partially offset by lower provision for credit losses and income tax expense in the current year period. Without the effects of the securities strategy, EPS would have been $0.20 for the current year period. See the Executive Summary section above for additional discussion.

Periodically at management's discretion, we have utilized the leverage strategy to increase earnings which entails entering into short-term FHLB borrowings and depositing the proceeds from these FHLB borrowings, net of the cost to purchase FHLB stock to meet FHLB stock holding requirements, at the FRB of Kansas City. See additional information regarding the leverage strategy in the "Financial Condition - Borrowings" section above. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction.

The net interest margin increased 17 basis points, from 1.59% for the prior year period to 1.76% for the current year period, due primarily to the leverage strategy being in place during the prior year period but not in place during the current year period. The leverage strategy negatively impacted the net interest margin for the prior year period by 20 basis points. The absence of the leverage strategy during the current year period was partially offset by the negative effect on the net interest margin of an increase in the costs of deposits and borrowings, which exceeded the increase in yields on securities and loans.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$152,063	$134,138	$17,925	13.4%
MBS	13,653	9,559	4,094	42.8
Cash and cash equivalents	9,291	27,648	(18,357)	(66.4)
FHLB stock	5,114	7,765	(2,651)	(34.1)
Investment securities	4,860	1,776	3,084	173.6
Total interest and dividend income	$184,981	$180,886	$4,095	2.3

The increase in interest income on loans receivable was due to an increase in the weighted average yield and the average balance of the loan portfolio. The increase in the weighted average yield was due primarily to originations and purchases/participations at higher market yields between periods, as well as disbursements on commercial construction loans at rates higher than the overall portfolio rate and upward repricing of existing adjustable-rate loans due to higher market interest rates. The increase in the average balance was mainly in the commercial real estate loan portfolio. The increase in interest income on MBS and investment securities was due to an increase in the weighted average yield, partially offset by a decrease in the average balance, both a result of the securities strategy. The decrease in interest income on cash and cash equivalents and the decrease in dividend income on FHLB stock were due mainly to the leverage strategy being utilized during the prior year period and not being utilized during the current year period. Interest income on cash and cash equivalents related to the leverage strategy decreased $27.2 million and dividend income on FHLB stock related to the leverage strategy decreased $2.8 million compared to the prior year period. Interest income on cash and cash equivalents not associated with the leverage strategy increased $8.8 million related to an increase in the average balance of cash and cash equivalents as a result of the securities strategy.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$65,858	$28,044	$37,814	134.8%
Borrowings	38,210	65,055	(26,845)	(41.3)
Total interest expense	$104,068	$93,099	$10,969	11.8

The increase in interest expense on deposits was due almost entirely to an increase in the weighted average rate paid on the deposit portfolio, specifically retail certificates of deposit and money market accounts. Interest expense on borrowings associated with the leverage strategy decreased $28.5 million compared to the prior year period due to the leverage strategy being in place during the prior year period and not being in place during the current year period. Interest expense on borrowings not associated with the leverage strategy increased $1.7 million due to new borrowings being added between periods, at market interest rates higher than the overall portfolio rate, to replace maturing advances and to fund operational needs.

Provision for Credit Losses
The Bank recorded a provision for credit losses of $424 thousand during the current year period, compared to a provision for credit losses of $4.6 million for the prior year period. The provision for credit losses in the current year period was comprised of an $856 thousand increase in the ACL for loans, partially offset by a $432 thousand release in the reserve for off-balance sheet credit exposures. The provision for credit losses associated with the ACL was due primarily to commercial loan growth. The release of provision for credit losses associated with the reserve for off-balance sheet credit exposures was due primarily to a reduction in the balance of commercial off-balance sheet credit exposures due to construction loans being funded and converted to permanent loans.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$5,026	$6,583	$(1,557)	(23.7)%
Insurance commissions	1,598	1,672	(74)	(4.4)
Net loss from securities transactions	(13,345)	—	(13,345)	N/A
Other non-interest income	2,470	2,180	290	13.3
Total non-interest income	$(4,251)	$10,435	$(14,686)	(140.7)

The decrease in deposit service fees was due primarily to a change in the fee structure of certain deposit products after the digital transformation. The net loss from securities transactions relates to the securities strategy, with no similar transaction in the prior year period. The increase in other non-interest income was due mainly to an increase in income on BOLI related to the receipt of death benefits in the current year period while none were received in the prior year period.
Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$25,879	$26,487	$(608)	(2.3)%
Information technology and related expense	10,323	10,859	(536)	(4.9)
Occupancy, net	6,853	7,042	(189)	(2.7)
Federal insurance premium	3,587	2,058	1,529	74.3
Regulatory and outside services	3,023	2,838	185	6.5
Advertising and promotional	2,259	2,166	93	4.3
Deposit and loan transaction costs	1,409	1,301	108	8.3
Office supplies and related expense	780	1,264	(484)	(38.3)
Other non-interest expense	2,840	2,389	451	18.9
Total non-interest expense	$56,953	$56,404	$549	1.0

The decrease in salaries and employee benefits was a result of a decrease in full-time equivalent employees between the two periods as a result of management's decision to not backfill non-critical employees through natural attrition, along with a reduction in loan commissions. During fiscal year 2023, the Bank moved to a new branch staffing model comprised of decision makers and well-rounded employees that is intended to add an elevated experience for customers who choose in-person banking activities. The decrease in information technology and related expenses was due mainly to lower third-party project management expenses related to the Bank's digital transformation project during the prior year period along with other costs no longer incurred that were associated with the previous system, partially offset by higher software licensing expenses resulting from new agreements associated with the digital transformation project. The increase in the federal insurance premium was due to an increase in the FDIC assessment rate as a result of the way the rate is adjusted for the occurrence of a net loss during the quarter ending September 30, 2023, along with an FDIC rule that increased the FDIC initial base deposit assessment rate by approximately two basis points on January 1, 2023. The decrease in office supplies and related expense was due primarily to the outsourcing of statement processing associated with the digital transformation and the timing of office supply purchases, along with the write-off of the Bank's remaining inventory of unissued non-contactless debit cards during the prior year period which had become obsolete. The increase in other non-interest expense was due mainly to an increase in fraud losses and other miscellaneous expenses.

The Company's efficiency ratio was 74.29% for the current year period compared to 57.43% for the prior year period. Absent the net loss from the securities strategy, the efficiency ratio would have been 63.28% for the current year period. The change in the efficiency ratio, without the securities strategy, was due primarily to lower net interest income in the current year period compared to the prior year period. The Company's operating expense ratio (annualized) for the current year period was 1.18% compared to 1.00% for the prior year period, due mainly to lower average assets in the current year period. The leverage strategy was in place at times during the prior year period, which increased assets, but was not in place during the current year period.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$19,285	$37,267	$(17,982)	(48.3)%
Income tax expense	2,980	6,838	(3,858)	(56.4)
Net income	$16,305	$30,429	$(14,124)	(46.4)

Effective Tax Rate	15.5%	18.3%

The lower income tax expense in the current year period was a result of treating the $13.3 million net loss on the securities sale associated with the securities strategy as a discrete tax benefit. The tax benefit related to the net loss was $3.3 million. Without the tax benefit, income tax expense would have been $6.2 million and the effective tax rate, would have been 19.1% for the current year period.

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

	For the Six Months Ended
	March 31, 2024			March 31, 2023
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$4,006,536	$70,211	3.50%	$4,050,149	$67,024	3.31%
Correspondent purchased	2,391,638	38,934	3.26	2,383,295	36,642	3.07
Bulk purchased	135,228	1,429	2.11	145,779	847	1.16
Total one- to four-family loans	6,533,402	110,574	3.38	6,579,223	104,513	3.18
Commercial loans	1,329,123	36,974	5.47	1,085,870	25,917	4.72
Consumer loans	106,112	4,515	8.51	102,705	3,708	7.24
Total loans receivable(1)	7,968,637	152,063	3.80	7,767,798	134,138	3.45
MBS(2)	532,774	13,653	5.13	1,197,462	9,559	1.60
Investment securities(2)(3)	221,601	4,860	4.39	525,047	1,776	0.68
FHLB stock(4)	108,108	5,114	9.46	182,737	7,765	8.52
Cash and cash equivalents(5)	338,528	9,291	5.40	1,389,121	27,648	3.94
Total interest-earning assets	9,169,648	184,981	4.02	11,062,165	180,886	3.26
Other non-interest-earning assets	467,011			255,882
Total assets	$9,636,659			$11,318,047

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$882,409	883	0.20	$998,604	657	0.13
Savings	472,034	362	0.15	543,630	201	0.07
Money market	1,349,997	12,443	1.84	1,690,893	6,218	0.74
Retail certificates	2,589,307	48,496	3.75	2,119,905	18,882	1.79
Commercial certificates	50,426	973	3.86	36,413	301	1.66
Wholesale certificates	121,518	2,701	4.45	112,272	1,785	3.19
Total deposits	5,465,691	65,858	2.41	5,501,717	28,044	1.02
Borrowings(6)	2,414,384	38,210	3.16	3,983,434	65,055	3.25
Total interest-bearing liabilities	7,880,075	104,068	2.64	9,485,151	93,099	1.96
Non-interest-bearing deposits	532,735			575,518
Other non-interest-bearing liabilities	187,477			182,083
Stockholders' equity	1,036,372			1,075,295
Total liabilities and stockholders' equity	$9,636,659			$11,318,047

Net interest income(7)		$80,913			$87,787
Net interest-earning assets	$1,289,573			$1,577,014
Net interest margin(8)			1.76			1.59
Ratio of interest-earning assets to interest-bearing liabilities			1.16x			1.17x

Selected performance ratios:
Return on average assets (annualized)(9)(14)			0.34%			0.54%
Return on average equity (annualized)(10)(14)			3.15			5.66
Average equity to average assets			10.75			9.50
Operating expense ratio (annualized)(11)			1.18			1.00
Efficiency ratio(12)(14)			74.29			57.43
Pre-tax yield on leverage strategy(13)			—			0.15

(1)Balances are adjusted for unearned loan fees and deferred costs.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $101 thousand and $1.1 million for the six month periods ended March 31, 2024 and March 31, 2023, respectively.
(4)There was no FHLB stock related to the leverage strategy for the six month period ended March 31, 2024. Included in this line, for the six month period ended March 31, 2023, is FHLB stock related to the leverage strategy with an average outstanding balance of $64.4 million and dividend income of $2.8 million, at a weighted average yield of 8.58%, and FHLB stock not related to the leverage strategy with an average outstanding balance of $118.4 million and dividend income of $5.0 million, at a weighted average yield of 8.49%.
(5)There was no cash and cash equivalents related to the leverage strategy during the six month period ended March 31, 2024. The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.37 billion and interest income of $27.2 million, at a weighted average yield of 3.93% during the six month period ended March 31, 2023.
(6)There were no borrowings related to the leverage strategy during the six month period ended March 31, 2024. Included in this line, for the six month period ended March 31, 2023, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $1.43 billion and interest paid of $28.6 million, at a weighted average rate of 3.95%, and borrowings not related to the leverage strategy with an average outstanding balance of $2.55 billion and interest paid of $36.5 million, at a weighted average rate of 2.86%. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
(7)Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.
(8)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets. Management believes the net interest margin is important to investors as it is a profitability measure for financial institutions.
(9)Return on average assets represents annualized net income as a percentage of total average assets. Management believes that the return on average assets is important to investors as it shows the Company's profitability in relation to the Company's average assets.
(10)Return on average equity represents annualized net income as a percentage of total average equity. Management believes that the return on average equity is important to investors as it shows the Company's profitability in relation to the Company's average equity.
(11)The operating expense ratio represents annualized non-interest expense as a percentage of average assets. Management believes the operating expense ratio is important to investors as it provides insight into how efficiently the Company is managing its expenses in relation to its assets. It is a financial measurement ratio that does not take into consideration changes in interest rates.
(12)The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. Management believes the efficiency ratio is important to investors as it is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A higher value generally indicates that it is costing the financial institution more money to generate revenue, related to its net interest margin and non-interest income.
(13)The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction. Management believes this ratio is important to investors as it provides the yield the Company is earning on the leverage strategy transaction.
(14)The table below provides a reconciliation between performance measures presented in accordance with GAAP and the same performance measures absent the impact of the net loss on the securities transactions associated with the securities strategy, which are not presented in accordance with GAAP. The securities strategy was non-recurring in nature; therefore management believes it is meaningful to investors to present certain financial measures without the securities strategy to better evaluate the Company's core operations. See information regarding the securities strategy in the Executive Summary discussion above.

	For the Six Months Ended
	March 31, 2024
			Without
			Securities
	Actual	Securities	Strategy
	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.34%	(0.21)%	0.55%
Return on average equity (annualized)	3.15	(1.94)	5.09
Efficiency Ratio	74.29	11.01	63.28
EPS(15)	$0.12	$(0.08)	$0.20
(15)EPS is calculated as net income divided by average shares outstanding. Management believes EPS is an important measure to investors as it shows the Company's earnings in relation to the Company's outstanding shares.

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

	For the Six Months Ended
	March 31, 2024 vs. March 31, 2023
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$5,567	$12,358	$17,925
MBS	(7,660)	11,754	4,094
Investment securities	(1,563)	4,647	3,084
FHLB stock	(3,418)	767	(2,651)
Cash and cash equivalents	(26,085)	7,728	(18,357)
Total interest-earning assets	(33,159)	37,254	4,095

Interest-bearing liabilities:
Checking	(83)	309	226
Savings	(29)	190	161
Money market	(1,468)	7,692	6,224
Certificates of deposit	5,420	25,783	31,203
Borrowings	(31,619)	4,774	(26,845)
Total interest-bearing liabilities	(27,779)	38,748	10,969

Net change in net interest income	$(5,380)	$(1,494)	$(6,874)

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

For the quarter ended March 31, 2024, the Company recognized net income of $13.8 million, or $0.11 per share, compared to net income of $14.2 million, or $0.11 per share for the quarter ended March 31, 2023. The decrease in net income was due primarily to a decrease in net interest income partially offset by lower provision for credit losses in the current quarter. The net interest margin increased 26 basis points, from 1.56% for the prior year quarter to 1.82% for the current quarter, due primarily to the leverage strategy being in place during the prior year quarter but not in place during the current year quarter. The leverage strategy negatively impacted the net interest margin for the prior year period by 15 basis points. The absence of the leverage strategy during the current year period was partially offset by the negative effect on the net interest margin of an increase in the cost of retail certificates of deposit, which exceeded the increase in yields on securities and loans.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$76,122	$69,319	$6,803	9.8%
MBS	7,794	4,748	3,046	64.2
Cash and cash equivalents	4,513	10,977	(6,464)	(58.9)
FHLB stock	2,528	3,607	(1,079)	(29.9)
Investment securities	2,332	895	1,437	160.6
Total interest and dividend income	$93,289	$89,546	$3,743	4.2

The increase in interest income on loans receivable was due to an increase in the weighted average yield and the average balance of the loan portfolio. The increase in the weighted average yield was due primarily to originations and purchases/participations at higher market yields between periods, as well as disbursements on commercial construction loans at rates higher than the overall portfolio rate and upward repricing of existing adjustable-rate loans due to higher market interest rates. The increase in the average balance was primarily in the commercial loan portfolio. The increase in interest income on MBS and investment securities was due to an increase in the weighted average yield, partially offset by a decrease in the average balance, both a result of the securities strategy. The decrease in interest income on cash and cash equivalents and the decrease in dividend income on FHLB stock were due mainly to the leverage strategy being utilized during the prior year quarter and not being utilized during the current year quarter. Interest income on cash and cash equivalents related to the leverage strategy decreased $10.6 million and dividend income on FHLB stock related to the leverage strategy decreased $951 thousand compared to the prior year quarter. Interest income on cash and cash equivalents not associated with the leverage strategy increased $4.1 million due primarily to an increase in the average balance of cash and cash equivalents which was mainly a result of the securities strategy.

Interest Expense
The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$33,415	$16,140	$17,275	107.0%
Borrowings	18,554	31,447	(12,893)	(41.0)
Total interest expense	$51,969	$47,587	$4,382	9.2

The increase in interest expense on deposits was due primarily to an increase in the weighted average rate paid on the deposit portfolio, mainly retail certificates of deposit and money market accounts. Interest expense on borrowings associated with the leverage strategy decreased $11.3 million compared to the prior year quarter due to the leverage strategy being in place during the prior year quarter and not being in place during the current year quarter. Interest expense on borrowings not associated with the leverage strategy decreased $1.6 million due to a decrease in the average balance of FHLB borrowings compared to the prior year quarter.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $301 thousand, compared to a provision of $891 thousand during the prior year quarter. See "Comparison of Operating Results for the Three Months Ended March 31, 2024 and December 31, 2023" above for additional discussion regarding the provision for credit losses during the current quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,451	$3,122	$(671)	(21.5)%
Insurance commissions	735	877	(142)	(16.2)
Other non-interest income	1,457	1,084	373	34.4
Total non-interest income	$4,643	$5,083	$(440)	(8.7)

The decrease in deposit service fees was due primarily to a change in the fee structure of certain deposit products after the digital transformation in August 2023. The increase in other non-interest income was due mainly to an increase in income on BOLI related to the receipt of death benefits in the current year quarter while none were received in the prior year quarter.
Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$12,887	$12,789	$98	0.8%
Information technology and related expense	4,954	5,789	(835)	(14.4)
Occupancy, net	3,481	3,568	(87)	(2.4)
Federal insurance premium	1,727	1,246	481	38.6
Regulatory and outside services	1,380	1,305	75	5.7
Advertising and promotional	1,271	1,333	(62)	(4.7)
Deposit and loan transaction costs	867	690	177	25.7
Office supplies and related expense	419	631	(212)	(33.6)
Other non-interest expense	1,459	1,280	179	14.0
Total non-interest expense	$28,445	$28,631	$(186)	(0.6)

The decrease in information technology and related expenses was due mainly to lower third-party project management expenses associated with the digital transformation project during the prior year quarter along with other costs no longer incurred that were associated with the previous system, partially offset by higher software licensing expenses resulting from new agreements associated with the digital transformation project. The increase in the federal insurance premium was due to an increase in the FDIC assessment rate as a result of the way the rate is adjusted for the occurrence of a net loss during the quarter ending September 30, 2023. The increase in deposit and loan transaction costs was due primarily to new statement and check processing expenses related to agreements associated with the digital transformation. The decrease in office supplies and related expense was due primarily to the outsourcing of statement processing related to the digital transformation, and the timing of office supply purchases between periods. The increase in other non-interest expense was due mainly to an increase in customer fraud losses.

The Company's efficiency ratio was 61.89% for the current quarter compared to 60.86% for the prior year quarter. The change in the efficiency ratio was due primarily to lower net interest income in the current quarter. The Company's operating expense ratio (annualized) for the current quarter was 1.19% compared to 1.04% for the prior year quarter, due mainly to lower average assets in the current quarter. The leverage strategy was in place at times during the prior year quarter, which increased assets, but was not in place during the current year quarter.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and the effective tax rate.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$17,217	$17,520	$(303)	(1.7)%
Income tax expense	3,455	3,331	124	3.7
Net income	$13,762	$14,189	$(427)	(3.0)

Effective Tax Rate	20.1%	19.0%

Income tax expense was higher in the current year quarter due to a higher effective tax rate, partially offset by lower pretax income. The higher effective tax rate was due primarily to recording income taxes on the current quarter distribution of earnings from the Bank to the Company. See "Comparison of Operating Results for the Three Months Ended March 31, 2024 and December 31, 2023" above for additional discussion.

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

	For the Three Months Ended
	March 31, 2024			March 31, 2023
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,987,323	$35,151	3.53%	$4,050,515	$33,660	3.32%
Correspondent purchased	2,369,131	19,274	3.25	2,462,960	19,380	3.15
Bulk purchased	133,832	735	2.20	144,438	413	1.14
Total one- to four-family loans	6,490,286	55,160	3.40	6,657,913	53,453	3.21
Commercial loans	1,351,574	18,708	5.48	1,147,681	13,924	4.85
Consumer loans	106,267	2,254	8.53	102,649	1,942	7.67
Total loans receivable(1)	7,948,127	76,122	3.82	7,908,243	69,319	3.51
MBS(2)	538,882	7,794	5.78	1,173,366	4,748	1.62
Investment securities(2)(3)	175,832	2,332	5.31	525,012	895	0.68
FHLB stock(4)	107,562	2,528	9.45	167,567	3,607	8.73
Cash and cash equivalents(5)	330,751	4,513	5.40	967,586	10,977	4.54
Total interest-earning assets	9,101,154	93,289	4.09	10,741,774	89,546	3.34
Other non-interest-earning assets	467,949			263,916
Total assets	$9,569,103			$11,005,690

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$878,243	438	0.20	$989,440	368	0.15
Savings	471,239	224	0.19	541,324	101	0.08
Money market	1,335,269	5,706	1.72	1,620,451	3,184	0.80
Retail certificates	2,623,613	25,297	3.88	2,176,103	11,115	2.07
Commercial certificates	51,304	510	4.00	38,575	197	2.07
Wholesale certificates	112,077	1,240	4.45	127,037	1,175	3.75
Total deposits	5,471,745	33,415	2.46	5,492,930	16,140	1.19
Borrowings(6)	2,360,776	18,554	3.15	3,700,022	31,447	3.42
Total interest-bearing liabilities	7,832,521	51,969	2.67	9,192,952	47,587	2.09
Non-interest-bearing deposits	528,278			574,495
Other non-interest-bearing liabilities	172,042			172,481
Stockholders' equity	1,036,262			1,065,762
Total liabilities and stockholders' equity	$9,569,103			$11,005,690

Net interest income(7)		$41,320			$41,959
Net interest-earning assets	$1,268,633			$1,548,822
Net interest margin(8)			1.82			1.56
Ratio of interest-earning assets to interest-bearing liabilities			1.16x			1.17x

Selected performance ratios:
Return on average assets (annualized)(9)			0.58%			0.52%
Return on average equity (annualized)(10)			5.31			5.33
Average equity to average assets			10.83			9.68
Operating expense ratio (annualized)(11)			1.19			1.04
Efficiency ratio(12)			61.89			60.86
Pre-tax yield on leverage strategy(13)			—			0.06

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)There were no nontaxable securities included in the average balance of investment securities for the three months ended March 31, 2024. The average balance of investment securities includes an average balance of nontaxable securities of $1.0 million for the three months ended March 31, 2023.
(4)There was no FHLB stock related to the leverage strategy for the three months ended March 31, 2024. Included in this line, for the three months ended March 31, 2023 is FHLB stock related to the leverage strategy with an average outstanding balance of $44.1 million and dividend income of $951 thousand, at a weighted average yield of 8.75%, and FHLB stock not related to the leverage strategy with an average outstanding balance of $123.5 million and dividend income of $2.7 million, at a weighted average yield of 8.72%.
(5)There was no cash and cash equivalents related to the leverage strategy during the three months ended March 31, 2024. The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $935.1 million and interest income of $10.6 million, at a weighted average yield of 4.54% during the three months ended March 31, 2023.
(6)There was no FHLB borrowings related to the leverage strategy for the three months ended March 31, 2024. Included in this line, for the three months ended March 31, 2023 are FHLB borrowings related to the leverage strategy with an average outstanding balance of $979.2 million and interest paid of $11.3 million, at a weighted average rate of 4.60%, and borrowings not related to the leverage strategy with an average outstanding balance of $2.72 billion and interest paid of $20.2 million, at a weighted average rate of 3.00%. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
(7)Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.
(8)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets. Management believes the net interest margin is important to investors as it is a profitability measure for financial institutions.
(9)Return on average assets represents annualized net income as a percentage of total average assets. Management believes that the return on average assets is important to investors as it shows the Company's profitability in relation to the Company's average assets.
(10)Return on average equity represents annualized net income as a percentage of total average equity. Management believes that the return on average equity is important to investors as it shows the Company's profitability in relation to the Company's average equity.
(11)The operating expense ratio represents annualized non-interest expense as a percentage of average assets. Management believes the operating expense ratio is important to investors as it provides insight into how efficiently the Company is managing its expenses in relation to its assets. It is a financial measurement ratio that does not take into consideration changes in interest rates.
(12)The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. Management believes the efficiency ratio is important to investors as it is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A higher value generally indicates that it is costing the financial institution more money to generate revenue, related to its net interest margin and non-interest income.
(13)The pre-tax yield on the leverage strategy represents annualized pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction. Management believes this ratio is important to investors as it provides the yield the Company is earning on the leverage strategy transaction.

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2024 to the three months ended March 31, 2023. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended March 31,
	2024 vs. 2023
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,307	$5,496	$6,803
MBS	(3,715)	6,761	3,046
Investment securities	(955)	2,392	1,437
FHLB stock	(1,353)	274	(1,079)
Cash and cash equivalents	(8,251)	1,787	(6,464)
Total interest-earning assets	(12,967)	16,710	3,743

Interest-bearing liabilities:
Checking	(44)	114	70
Savings	(14)	137	123
Money market	(638)	3,160	2,522
Certificates of deposit	2,796	11,764	14,560
Borrowings	(14,768)	1,875	(12,893)
Total interest-bearing liabilities	(12,668)	17,050	4,382

Net change in net interest income	$(299)	$(340)	$(639)

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at the FHLB, in addition to the FRB of Kansas City's discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's FHLB borrowing limit was 50% of Bank Call Report total assets as of March 31, 2024, as approved by FHLB senior management. FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. When the leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the FHLB borrowings at the FRB of Kansas City, which can be used to meet any short-term liquidity needs. Additionally, FHLB borrowings may exceed 40% of Bank Call Report total assets if the Bank continues its leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the short-term FHLB borrowings in conjunction with the leverage strategy can be repaid at maturity, if necessary or desired. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral. At March 31, 2024, the amount of securities pledged for the discount window was $117.8 million. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal overnight borrowing.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank's internal policy limits total borrowings to 55% of total assets. At March 31, 2024, the Bank had total borrowings, at par, of $2.35 billion, or approximately 24% of total assets. The borrowings balance was composed of FHLB advances. Of this amount, $664.7 million is scheduled to be repaid or mature in the next 12 months. Management estimated that the Bank had $2.87 billion in additional liquidity available at March 31, 2024 based on the Bank's blanket collateral agreement with FHLB and unencumbered securities.

At March 31, 2024, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank has the ability to utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At March 31, 2024, the Bank had $539.0 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs. The Bank also has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of March 31, 2024, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At March 31, 2024, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 2% of total deposits. The Bank had pledged securities with an estimated fair value of $156.7 million as collateral for public unit certificates of deposit at March 31, 2024. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At March 31, 2024, $2.15 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $113.1 million of public unit certificates of deposit and $47.0 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  Due to the nature of public unit certificates of deposit and commercial certificates of deposit, retention rates are not as predictable as for retail certificates of deposit.

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

Limitations on Dividends and Other Capital Distributions

Office of the Comptroller of the Currency ("OCC") regulations impose restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends and other transactions charged to the capital account. Under FRB and OCC safe harbor regulations, savings institutions generally may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings (to the extent not previously distributed). A savings institution that is a subsidiary of a savings and loan holding company, such as the Company, that proposes to make a capital distribution must submit written notice to the OCC and FRB 30 days prior to such distribution. The OCC and FRB may object to the distribution during that 30-day period based on safety and soundness or other concerns. Savings institutions that desire to make a larger capital distribution, are under special restrictions, or are not, or would not be, sufficiently capitalized following a proposed capital distribution must obtain regulatory non-objection prior to making such a distribution.

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank remains well capitalized after each capital distribution (as evidenced by maintaining regulatory capital ratios greater than the required percentages) and operates in a safe and sound manner, it is management's belief that the OCC and FRB will continue to allow the Bank to distribute its earnings to the Company, although no assurance can be given in this regard. Management is currently evaluating the timing and amount of capital distributions from the Bank to the holding company during the current fiscal year in relation to the tax issues associated with the Bank's pre-1988 bad debt recapture. See additional discussion regarding the Bank's pre-1988 bad debt recapture in "Comparison of Operating Results for the Three Months Ended March 31, 2024 and December 31, 2023", "Item 1. Financial Statements - Note 6. Income Taxes", and "Item 1A. Risk Factors".

Regulatory Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain the required minimum leverage ratio of 9.0% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies' PCA framework. As of March 31, 2024, the Bank's CBLR was 9.1% and the Company's CBLR was 10.0%, which exceeded the minimum requirements. The Bank's risk-based tier 1 capital ratio at March 31, 2024 was 16.3%.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,559,344	$1,814,578	$1,327,688	$3,191,772	$7,893,382
Securities(2)	350,379	179,305	106,866	194,787	831,337
Other interest-earning assets	422,414	—	—	—	422,414
Total interest-earning assets	2,332,137	1,993,883	1,434,554	3,386,559	9,147,133

Interest-bearing liabilities:
Non-maturity deposits(3)	613,477	390,908	337,485	1,939,859	3,281,729
Certificates of deposit	2,150,206	628,465	127,450	169	2,906,290
Borrowings(4)	666,214	1,307,580	387,445	26,997	2,388,236
Total interest-bearing liabilities	3,429,897	2,326,953	852,380	1,967,025	8,576,255

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,097,760)	$(333,070)	$582,174	$1,419,534	$570,878

Cumulative excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,097,760)	$(1,430,830)	$(848,656)	$570,878

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
March 31, 2024	(11.3)%	(14.7)%	(8.7)%	5.9%
December 31, 2023	(7.1)
September 30, 2023	(11.7)

Cumulative one-year gap - interest rates +200 bps at:
March 31, 2024	(12.5)
December 31, 2023	(8.3)
September 30, 2023	(11.9)

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
(2)MBS reflect projected prepayments at amortized cost. All other securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of March 31, 2024, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts are based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $3.77 billion, for a cumulative one-year gap of (38.7)% of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $300.0 million of FHLB adjustable-rate advances tied to interest rate swaps. The repricing of these liabilities is projected to occur at the maturity date of each interest rate swap.

At March 31, 2024, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.10) billion, or (11.3)% of total assets, compared to $(1.19) billion, or (11.7)% of total assets, at September 30, 2023. The change in the one-year gap amount was due to an increase in the amount of interest-earning asset cash flows coming due in one year at March 31, 2024, partially offset by a net increase in the amount of liability cash flows coming due in one year, compared to September 30, 2023. The increase in interest-earning assets projected to reprice within one year was due primarily to an increase in the balance of cash between periods, largely related to the securities strategy, and the amount of loans expected to mature or reprice within one year. These increases were partially offset by a net increase in liability cash flows coming due in one year primarily related to the retail certificate of deposit portfolio, partially offset by a decrease in borrowings coming due in one year as the Bank repaid its BTFP amount outstanding in conjunction with the securities strategy. The increase in the one year cash flow for retail certificates of deposit was due to the Bank continuing to offer its highest rate on shorter-term certificates of deposit.

The amount of interest-bearing liabilities expected to reprice in a given period is not typically significantly impacted by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of March 31, 2024, the Bank's one-year gap is projected to be $(1.21) billion, or (12.5)% of total assets. The change in the gap compared to when there is no change in rates was due to lower anticipated net cash flows primarily as a result of lower prepayments on mortgage-related assets in the higher rate environment. This compares to a one-year gap of $(1.21) billion, or (11.9)% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2023. The increase in the percentage of total assets between the two periods was due to a reduction in total assets, due primarily to the securities strategy and related transactions that occurred during the quarter ended December 31, 2023.

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

Change	Net Interest Income At
(in Basis Points)	March 31, 2024			September 30, 2023
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$143,894	$(26,677)	(15.6)%	N/A	N/A	N/A
-200 bp	153,455	(17,116)	(10.0)	$126,495	$(6,963)	(5.2)%
-100 bp	162,075	(8,496)	(5.0)	130,374	(3,084)	(2.3)
000 bp	170,571	—	—	133,458	—	—
+100 bp	178,353	7,782	4.6	136,147	2,689	2.0
+200 bp	185,824	15,253	8.9	138,804	5,346	4.0
+300 bp	193,101	22,530	13.2	141,494	8,036	6.0

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The net interest income projection was higher in the base case scenario at March 31, 2024 compared to September 30, 2023, due primarily to transactions associated with the securities strategy, which resulted in a decrease in interest expense on borrowings due to the Bank repaying the BTFP borrowing and an increase in interest income on cash and securities. These income benefits were partially offset by higher interest expense projections on the Bank's deposit portfolio, primarily on its retail certificate of deposit portfolio, due to increases in both the balance and rate between periods.

In both the rising and declining interest rate scenarios, variability of net interest income projections has become more significant, relative to September 30, 2023, due primarily to the composition of the Bank's balance sheet. For example, at March 31, 2024, the Bank's balance of cash and cash equivalents was $443.5 million compared to $245.6 million at September 30, 2023. As a result of the $197.9 million increase in the balance of cash between periods, in each interest rate scenario, there was a greater impact on net interest income at March 31, 2024 compared to September 30, 2023. Generally, however, increases/(decreases) in net interest income in the various interest rate scenarios are due to the degree to which loan repayments that are projected to reprice are greater/(less) than the projected change in deposit and borrowing rates in the next 12 months.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	March 31, 2024			September 30, 2023
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$1,252,891	$177,019	16.5%	N/A	N/A	N/A
-200 bp	1,253,674	177,802	16.5	$1,302,781	$283,093	27.8%
-100 bp	1,176,946	101,074	9.4	1,145,404	125,716	12.3
000 bp	1,075,872	—	—	1,019,688	—	—
+100 bp	969,920	(105,952)	(9.9)	888,642	(131,046)	(12.9)
+200 bp	856,774	(219,098)	(20.4)	757,870	(261,818)	(25.7)
+300 bp	736,945	(338,927)	(31.5)	632,716	(386,972)	(38.0)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The Bank's MVPE increased from $1.02 billion at September 30, 2023 to $1.08 billion at March 31, 2024. The increase was due primarily to decreases in market interest rates between the two periods, most notably across the intermediate and long-term tenors of the yield curve, as well as to balance sheet composition changes resulting from the securities strategy. The decrease in market interest rates resulted in an increase in the value of the Bank's interest-earning assets more than it increased the value of its interest-bearing liabilities.

As interest rates increase, borrowers have less economic incentive to prepay or to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising interest rate scenarios, prepayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other major events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average lives of mortgage-related assets. Similarly, call projections for callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to their contractual maturity dates. The longer expected average lives of these assets increases the sensitivity of their market value to changes in interest rates.

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

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of March 31, 2024. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	$842,950	5.63%	3.6		9.1%
Loans receivable:
Fixed-rate one- to four-family	5,476,286	3.34	6.7	69.4%	59.0
Fixed-rate commercial	468,257	4.61	3.0	5.9	5.0
All other fixed-rate loans	49,291	5.86	6.8	0.6	0.5
Total fixed-rate loans	5,993,834	3.46	6.4	75.9	64.5
Adjustable-rate one- to four-family	920,543	3.95	4.0	11.7	9.9
Adjustable-rate commercial	881,701	5.98	7.4	11.2	9.5
All other adjustable-rate loans	96,654	8.35	3.0	1.2	1.0
Total adjustable-rate loans	1,898,898	5.12	5.5	24.1	20.4
Total loans receivable	7,892,732	3.86	6.2	100.0%	84.9
FHLB stock	109,070	9.47	2.0		1.2
Cash and cash equivalents	443,513	5.10	—		4.8
Total interest-earning assets	$9,288,265	4.14	5.6		100.0%

Non-maturity deposits	$2,685,603	0.92	6.8	48.0%	33.8%
Retail certificates of deposit	2,725,110	4.01	1.0	48.7	34.3
Commercial certificates of deposit	55,727	4.19	0.8	1.0	0.7
Public unit certificates of deposit	125,453	4.61	0.6	2.3	1.6
Total interest-bearing deposits	5,591,893	2.54	3.8	100.0%	70.4
Term borrowings	2,353,963	3.16	1.9		29.6
Total interest-bearing liabilities	$7,945,856	2.73	3.2		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of March 31, 2024. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2024, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023; however, the Company is supplementing its risk factors in this Form 10-Q, with the following:

The Company's ability to pay dividends and repurchase shares is subject to the ability of the Bank to make capital distributions to the Company.
The long-term ability of the Company to pay dividends to its stockholders and repurchase shares is based primarily upon the ability of the Bank to generate earnings and to, therefore, make capital distributions to the Company, and on the availability of cash at the holding company level in the event the Bank's earnings are not sufficient to pay dividends or repurchase shares. Under certain circumstances, capital distributions from the Bank to the Company may be subject to regulatory approvals.

The Bank's bad debt recapture amount may impact the amount and timing of capital distributions to the Company
The Bank had $99.2 million in pre-1988 bad debt reserves in accumulated deficit at March 31, 2024, which equates to an unrecorded deferred tax liability of $24.3 million. The Bank is anticipated to have a net loss for tax purposes in the current year due to the sale of securities in October 2023 associated with the securities strategy and will therefore have a negative accumulated earnings and profits for fiscal year 2024. As a result of the negative accumulated earnings and profits, any capital distributions from the Bank to the holding company during fiscal year 2024 would be deemed to be drawn out of the Bank's pre-1988 bad debt reserves and will result in the recognition of income tax expense at the then-current rate by the Bank. This additional tax expense will reduce the amount of earnings that will be available to be distributed to the holding company during the current fiscal year, at a minimum. Management is researching and analyzing the Bank's tax issues associated with the pre-1988 bad debt recapture. Management is also evaluating the timing of capital distributions from the Bank to the holding company during the current fiscal year. See additional discussion regarding the Bank's pre-1988 bad debt recapture in "Comparison of Operating Results for the Three Months Ended March 31, 2024 and December 31, 2023" and "Item 1. Financial Statements - Note 6. Income Taxes".

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See "Liquidity and Capital Resources - Limitations on Dividends and Other Capital Distributions" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our stock repurchase activity during the three months ended March 31, 2024 and additional information regarding our stock repurchase program. As of March 31, 2024, the Company had $2.0 million of common stock authorized under its existing stock repurchase plan. There is no expiration for this repurchase plan; however, the Federal Reserve Bank's existing approval for the Company to repurchase shares is through August 2024. In February 2024, the Company notified the FRB of its intent to authorize the repurchase of up to $75 million in additional common stock over a period of time, depending upon market conditions, cash balances at the Company level, and after the completion of the Company's existing share repurchase program. This plan has no expiration date; however, the FRB's new approval for the Company to repurchase shares expires in February 2025. Shares may be repurchased from time to time in the open market or in privately negotiated transactions based upon market conditions and available liquidity.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
January 1, 2024 through
January 31, 2024	199,400	$6.53	199,400	$8,138,109
February 1, 2024 through
February 29, 2024	572,289	5.99	572,289	4,707,647
March 1, 2024 through
March 31, 2024	474,421	5.78	474,421	1,964,729
Total	1,246,110	6.00	1,246,110	1,964,729

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Plans
During the quarter ended March 31, 2024, no director or executive officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
See Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Document
3(i)	Charter of Capitol Federal Financial, Inc., as filed on May 6, 2010, as Exhibit 3(i) to Capitol Federal Financial, Inc.'s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference
3(ii)	Bylaws of Capitol Federal Financial, Inc., as amended, filed on March 30, 2020, as Exhibit 3.2 to Form 8-K for Capitol Federal Financial Inc. and incorporated herein by reference
10.1	Form of Amended and Restated Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, Rick C. Jackson, Natalie G. Haag, Anthony S. Barry, and William J. Skrobacz filed on November 29, 2023 as Exhibit 10.1 to the Registrant's September 30, 2023 Form 10-K and incorporated herein by reference
10.2	Capitol Federal Financial's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13, 2000 as Appendix A to Capitol Federal Financial's Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.3	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 8, 2020 as Exhibit 10.3 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference
10.4	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.5	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.6	Description of Director Fee Arrangements, as filed on November 23, 2022 as Exhibit 10.6 to the Registrant's September 30, 2022 Form 10-K and incorporated herein by reference
10.7	Short-term Performance Plan, as amended, filed on May 8, 2020 as Exhibit 10.7 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference
10.8	Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the "Equity Incentive Plan") filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.'s Proxy Statement (File No. 001-34814) and incorporated herein by reference
10.9	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.12 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.10	Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.13 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.11	Form of Stock Appreciation Right Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.14 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.12	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
101
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, filed with the Securities and Exchange Commission on May 10, 2024, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at March 31, 2024 and September 30, 2023, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2024 and 2023, (iv) Consolidated Statements of Stockholders' Equity for the three and six months ended March 31, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2024 and 2023, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: May 10, 2024	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: May 10, 2024	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer