Form 10-Q
period 2024-06-30
Capitol Federal Financial, Inc.
filed 2024-08-07
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

As of August 1, 2024, there were 132,736,765 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	September 30,
	2024	2023
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $292,675 and $213,830)	$317,821	$245,605
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $793,556 and $1,385,992)	801,953	1,384,482
Loans receivable, net (allowance for credit losses ("ACL") of $25,854 and $23,759)	7,933,043	7,970,949
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	106,309	110,714
Premises and equipment, net	92,089	91,531
Income taxes receivable, net	129	8,531
Deferred income tax assets, net	30,128	29,605
Other assets	321,285	336,044
TOTAL ASSETS	$9,602,757	$10,177,461

LIABILITIES:
Deposits	$6,129,660	$6,051,220
Borrowings	2,291,605	2,879,125
Advances by borrowers	34,851	62,993
Other liabilities	125,965	140,069
Total liabilities	8,582,081	9,133,407

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 132,733,765 and 135,936,375 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	1,327	1,359
Additional paid-in capital	1,146,928	1,166,643
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(26,844)	(28,083)
Accumulated deficit	(112,118)	(104,565)
Accumulated other comprehensive income ("AOCI"), net of tax	11,383	8,700
Total stockholders' equity	1,020,676	1,044,054
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,602,757	$10,177,461

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME:
Loans receivable	$76,803	$71,918	$228,866	$206,056
Mortgage-backed securities ("MBS")	9,585	4,562	23,238	14,121
Cash and cash equivalents	3,875	10,009	13,166	37,657
FHLB stock	2,477	3,260	7,591	11,025
Investment securities	2,255	895	7,115	2,671
Total interest and dividend income	94,995	90,644	279,976	271,530
INTEREST EXPENSE:
Deposits	36,233	24,445	102,091	52,489
Borrowings	18,438	31,449	56,648	96,504
Total interest expense	54,671	55,894	158,739	148,993
NET INTEREST INCOME	40,324	34,750	121,237	122,537
PROVISION FOR CREDIT LOSSES	1,472	1,324	1,896	5,875
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	38,852	33,426	119,341	116,662
NON-INTEREST INCOME:
Deposit service fees	2,706	3,404	7,732	9,987
Insurance commissions	905	888	2,503	2,560
Net loss from securities transactions	—	—	(13,345)	—
Other non-interest income	1,098	1,522	3,568	3,702
Total non-interest income	4,709	5,814	458	16,249
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,307	13,200	39,186	39,687
Information technology and related expense	5,364	6,118	15,687	16,977
Occupancy, net	3,263	3,556	10,116	10,598
Federal insurance premium	1,352	1,231	4,939	3,289
Regulatory and outside services	1,322	1,436	4,345	4,274
Advertising and promotional	951	1,447	3,210	3,613
Deposit and loan transaction costs	726	615	2,135	1,916
Office supplies and related expense	405	546	1,185	1,810
Other non-interest expense	1,260	1,187	4,100	3,576
Total non-interest expense	27,950	29,336	84,903	85,740
INCOME BEFORE INCOME TAX EXPENSE	15,611	9,904	34,896	47,171
INCOME TAX EXPENSE	5,963	1,602	8,943	8,440
NET INCOME	$9,648	$8,302	$25,953	$38,731

Basic earnings per share ("EPS")	$0.07	$0.06	$0.20	$0.29
Diluted EPS	$0.07	$0.06	$0.20	$0.29

Basic weighted average common shares	129,866,397	133,198,755	130,923,888	133,668,764
Diluted weighted average common shares	129,866,397	133,198,755	130,923,888	133,668,764

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$9,648	$8,302	$25,953	$38,731
Other comprehensive income, net of tax:
Unrealized (losses) gains on AFS securities arising during the period, net of taxes of $804, $3,475, $(2,780), and $(6,151)	(2,412)	(10,765)	8,698	19,062
Reclassification adjustment for gross gains on AFS securities included in net income, net of taxes of $0, $0, $383, and $0	—	—	(1,188)	—
Unrealized gains (losses) on cash flow hedges arising during the period, net of taxes of $(244), $(1,410), $(91), and $(1,159)	829	4,369	352	3,589
Reclassification adjustment for cash flow hedge amounts included in net income, net of taxes of $502, $538, $1,670, and $1,202	(1,561)	(1,667)	(5,179)	(3,724)
Comprehensive income	$6,504	$239	$28,636	$57,658

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Nine Months Ended June 30, 2024
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Accumulated		Stockholders'
	Stock	Capital	ESOP	Deficit	AOCI	Equity
Balance at September 30, 2023	$1,359	$1,166,643	$(28,083)	$(104,565)	$8,700	$1,044,054
Net income				2,543		2,543
Cumulative effect of adopting Accounting Standards Update ("ASU") 2022-02, net of tax				(27)		(27)
Other comprehensive income, net of tax					10,455	10,455
ESOP activity		(190)	412			222
Restricted stock activity, net		(6)				(6)
Stock-based compensation		87				87
Repurchase of common stock	(20)	(11,879)				(11,899)
Cash dividends to stockholders ($0.085 per share)				(11,308)		(11,308)
Balance at December 31, 2023	$1,339	$1,154,655	$(27,671)	$(113,357)	$19,155	$1,034,121
Net income				13,762		13,762
Other comprehensive loss, net of tax					(4,628)	(4,628)
ESOP activity		(168)	413			245
Restricted stock activity, net	1	(3)				(2)
Stock-based compensation		82				82
Repurchase of common stock	(13)	(7,537)				(7,550)
Cash dividends to stockholders ($0.085 per share)				(11,127)		(11,127)
Balance at March 31, 2024	$1,327	$1,147,029	$(27,258)	$(110,722)	$14,527	$1,024,903
Net income				9,648		9,648
Other comprehensive loss, net of tax					(3,144)	(3,144)
ESOP activity		(197)	414			217
Restricted stock activity, net		(1)				(1)
Stock-based compensation		97				97
Cash dividends to stockholders ($0.085 per share)				(11,044)		(11,044)
Balance at June 30, 2024	$1,327	$1,146,928	$(26,844)	$(112,118)	$11,383	$1,020,676

						(Continued)

	For the Nine Months Ended June 30, 2023
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Retained		Stockholders'
	Stock	Capital	ESOP	Earnings	AOCI	Equity
Balance at September 30, 2022	$1,388	$1,190,213	$(29,735)	$80,266	$(145,633)	$1,096,499
Net income				16,240		16,240
Other comprehensive income, net of tax					13,031	13,031
ESOP activity		(72)	413			341
Stock-based compensation		89				89
Repurchase of common stock	(27)	(22,169)				(22,196)
Cash dividends to stockholders ($0.365 per share)				(49,209)		(49,209)
Balance at December 31, 2022	$1,361	$1,168,061	$(29,322)	$47,297	$(132,602)	$1,054,795
Net income				14,189		14,189
Other comprehensive income, net of tax					13,959	13,959
ESOP activity		(76)	412			336
Stock-based compensation		74				74
Cash dividends to stockholders ($0.085 per share)				(11,319)		(11,319)
Balance at March 31, 2023	$1,361	$1,168,059	$(28,910)	$50,167	$(118,643)	$1,072,034
Net income				8,302		8,302
Other comprehensive loss, net of tax					(8,063)	(8,063)
ESOP activity		(155)	413			258
Stock-based compensation		75				75
Cash dividends to stockholders ($0.085 per share)				(11,321)		(11,321)
Balance at June 30, 2023	$1,361	$1,167,979	$(28,497)	$47,148	$(126,706)	$1,061,285

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Nine Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	25,953	38,731
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(7,591)	(11,025)
Provision for credit losses	1,896	5,875
Originations of loans receivable held-for-sale ("LHFS")	(425)	(218)
Proceeds from sales of LHFS	431	215
Amortization and accretion of premiums and discounts on securities	(7,327)	2,296
Depreciation and amortization of premises and equipment	6,084	6,816
Amortization of intangible assets	589	821
Amortization of deferred amounts related to FHLB advances, net	1,143	1,262
Common stock committed to be released for allocation - ESOP	684	935
Stock-based compensation	266	238
Net loss from securities transactions	13,345	—
Changes in:
Unrestricted cash collateral from derivative counterparties, net	(6,730)	1,070
Other assets, net	3,301	912
Income taxes receivable, net	8,374	(4,660)
Deferred income tax assets, net	(1,331)	878
Other liabilities	(4,387)	(10,083)
Net cash provided by operating activities	34,275	34,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(1,059,833)	—
Proceeds from calls, maturities and principal reductions of AFS securities	373,739	141,357
Proceeds from sale of AFS securities	1,272,512	—
Proceeds from the redemption of FHLB stock	11,996	263,807
Purchase of FHLB stock	—	(268,170)
Net change in loans receivable	35,187	(510,851)
Proceeds from sale of participating interest in loans receivable	—	5,563
Purchase of premises and equipment	(5,408)	(4,397)
Proceeds from sale of other real estate owned ("OREO")	464	533
Proceeds from sale of assets held-for-sale	629	—
Proceeds from bank-owned life insurance ("BOLI") death benefit	1,049	720
Net cash provided by (used in) investing activities	630,335	(371,438)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Nine Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(33,479)	(71,849)
Net change in deposits	78,440	(102,026)
Proceeds from borrowings	275,100	4,293,870
Repayments on borrowings	(864,864)	(3,441,124)
Change in advances by borrowers	(28,142)	(39,085)
Repurchase of common stock	(19,449)	(22,196)
Net cash (used in) provided by financing activities	(592,394)	617,590

NET INCREASE IN CASH AND CASH EQUIVALENTS	72,216	280,215

CASH AND CASH EQUIVALENTS:
Beginning of period	245,605	49,194
End of period	$317,821	$329,409

See accompanying notes to consolidated financial statements.		(Concluded)

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU requires enhanced disclosures of segment information for all public entities, including those that have a single reportable segment, primarily in the area of segment revenues and expenses. Entities that have a single reportable segment, like the Company, will be required to provide all the disclosures required by this ASU and all existing segment disclosures requirements in ASC 280, Segment Reporting. This ASU is effective for fiscal years beginning after December 15, 2023, which is the fiscal year ending September 30, 2025 for the Company, and interim periods within fiscal years beginning after December 15, 2024, which is the quarter ending December 31, 2025 for the Company. The Company is currently evaluating the effect this ASU will have on the Company's segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU requires public entities to provide additional annual disclosures regarding specific categories of the income tax rate reconciliation and additional information for reconciling items within the income tax rate reconciliation that meet a certain quantitative threshold. This ASU is effective for the Company on October 1, 2025, starting with its December 31, 2025 Form 10-Q. The Company is currently evaluating the effect this ASU will have on the Company's income tax disclosures.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This ASU removes references to various Concept Statements to simplify the Codification and provide a distinction between authoritative and nonauthoritative literature. This ASU is effective for the Company on October 1, 2025. The Company is currently evaluating this ASU, but it is not expected to have a significant impact on the Company's consolidated financial condition or results of operation, or the Company's disclosures.

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share amounts)
Net income	$9,648	$8,302	$25,953	$38,731
Income allocated to participating securities	(10)	(4)	(21)	(18)
Net income available to common stockholders	$9,638	$8,298	$25,932	$38,713

Total basic average common shares outstanding	129,866,397	133,198,755	130,923,888	133,668,764
Effect of dilutive stock options	—	—	—	—
Total diluted average common shares outstanding	129,866,397	133,198,755	130,923,888	133,668,764

Net EPS:
Basic	$0.07	$0.06	$0.20	$0.29
Diluted	$0.07	$0.06	$0.20	$0.29

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	324,374	368,803	328,827	373,473

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of our securities are government guaranteed or issued by a Government Sponsored Enterprise ("GSE").

	June 30, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$672,754	$10,489	$1,168	$682,075
GSE debentures	116,802	—	264	116,538
Corporate bonds	4,000	—	660	3,340
	$793,556	$10,489	$2,092	$801,953

	September 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$901,440	$113	$819	$900,734
GSE debentures	479,610	—	182	479,428
Corporate bonds	4,000	—	622	3,378
Municipal bonds	942	—	—	942
	$1,385,992	$113	$1,623	$1,384,482

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	June 30, 2024
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$181,310	$1,047	$9,668	$121
GSE debentures	116,538	264	—	—
Corporate bonds	—	—	3,340	660
	$297,848	$1,311	$13,008	$781

	September 30, 2023
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$6,179	$109	$34,555	$710
GSE debentures	—	—	24,818	182
Corporate bonds	—	—	3,378	622
	$6,179	$109	$62,751	$1,514

The unrealized losses at June 30, 2024 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record an ACL on securities in an unrealized loss position at June 30, 2024 as management does not believe any of the securities were impaired due to credit quality reasons. The issuers of these securities continue to make scheduled and timely principal and interest payments, as applicable, under the contractual term of the securities so management believes the entire principal balance will be collected as scheduled. Additionally, management does not have the intent to sell any of the securities and believes that it is more likely than not that the Company will not be required to sell the securities before the recovery of the remaining amortized cost, which could be at maturity. The fair value is expected to recover as the securities approach their maturity date, if not before, or if market yields for such securities decline.

The amortized cost and estimated fair value of AFS debt securities as of June 30, 2024, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity categories.

	AFS
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year or less	$19,887	$19,885
One year through five years	10,000	9,980
Five years through ten years	90,915	90,013
	120,802	119,878
MBS	672,754	682,075
	$793,556	$801,953

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Taxable	$2,255	$889	$7,113	$2,651
Non-taxable	—	6	2	20
	$2,255	$895	$7,115	$2,671

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	June 30, 2024	September 30, 2023
	(Dollars in thousands)
Public unit deposits	$126,315	$178,396
Federal Reserve Bank of Kansas City ("FRB of Kansas City") borrowings	112,675	519,195
	$238,990	$697,591
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

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	June 30, 2024	September 30, 2023
	(Dollars in thousands)
One- to four-family:
Originated	$3,961,407	$3,978,837
Correspondent purchased	2,262,371	2,405,911
Bulk purchased	129,102	137,193
Construction	24,642	69,974
Total	6,377,522	6,591,915
Commercial:
Commercial real estate	1,119,295	995,788
Commercial and industrial	131,848	112,953
Construction	214,240	178,746
Total	1,465,383	1,287,487
Consumer:
Home equity	98,736	95,723
Other	9,637	9,256
Total	108,373	104,979

Total loans receivable	7,951,278	7,984,381

Less:
ACL	25,854	23,759
Deferred loan fees/discounts	30,777	31,335
Premiums/deferred costs	(38,396)	(41,662)
	$7,933,043	$7,970,949

Lending Practices and Underwriting Standards - Originating one- to four-family loans is the Bank's primary lending business. The Bank also originates consumer loans primarily secured by one- to four-family residential properties and originates and participates in commercial loans. The Bank has historically also purchased one- to four-family loans from correspondent lenders, but during the current quarter the Bank suspended its one- to four-family correspondent lending channels for the foreseeable future. The Bank has a loan concentration in one- to four-family loans and a geographic concentration of these loans in Kansas and Missouri.

One- to four-family loans - Full documentation to support an applicant's credit and income, and sufficient funds to cover all applicable fees and reserves at closing, are required on all loans. Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function.

The underwriting standards for loans purchased from correspondent lenders were generally similar to the Bank's internal underwriting standards. The underwriting of loans purchased from correspondent lenders on a loan-by-loan basis was performed by the Bank's underwriters.

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

The Bank's commercial portfolio has a loan concentration in commercial real estate and commercial construction loans and a geographic concentration in Kansas, Texas, and Missouri. When underwriting a commercial real estate or commercial construction loan, several factors are considered, such as the income producing potential of the property, cash equity provided by the borrower, the financial strength of the borrower, managerial expertise of the borrower or tenant, feasibility studies, lending experience with the borrower and the marketability of the property. At the time of origination, loan-to-value ("LTV") ratios on commercial real estate loans generally do not exceed 85% of the appraised value of the property securing the loans and the minimum debt service coverage ratio ("DSCR") is generally 1.15x. The Bank generally requires a guaranty on all commercial real estate loans, but for an experienced borrower with a strong DSCR and LTV, the Bank may allow the guaranty percentage to be reduced, phased out or originated as a non-recourse loan.

For commercial construction loans, LTV ratios generally do not exceed 80% of the projected appraised value of the property securing the loans and the minimum DSCR is generally 1.15x, but it applies to the projected cash flows, and the borrower must have successful experience with the construction and operation of properties similar to the subject property. Appraisals on properties securing these loans are performed by independent state certified fee appraisers. For construction loans, guaranties are typically required during the period of construction. After construction is complete, for select experienced borrowers that have a strong DSCR and LTV, the guaranty may be reduced or phased out when the property meets certain performance metrics. Additionally, the Bank generally requires the borrower to contribute equity at the start of a project and prior to any Bank funding.

The Bank's commercial and industrial loans are generally made to borrowers and secured by assets located in the Bank's market areas and are underwritten on the basis of the borrower's ability to service the debt from income. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial and industrial loans involve more credit risk than commercial real estate loans due to the type of collateral securing commercial and industrial loans. As a result of these additional complexities, variables and risks, commercial and industrial loans generally require more thorough underwriting and servicing than other types of loans.

Management regularly monitors the level of risk in the entire commercial loan portfolio, including concentrations in such factors as geographic locations, collateral types, tenant brand name, borrowing relationships, and lending relationships in the case of participation loans, among other factors. Annual reviews are performed for larger loans and lending relationships. The annual reviews include evaluating updated financials, as well as performing stress tests to measure the ability of the loans to withstand certain stress scenarios such as interest rate increases, revenue decreases and expense increases.

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

The following tables set forth, as of the dates indicated, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. All revolving lines of credit and revolving lines of credit converted to term loans are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At June 30, 2024 and September 30, 2023, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	June 30, 2024
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2023	2022	2021	2020	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$171,792	$328,132	$585,775	$824,314	$533,544	$1,499,900	$—	$—	$3,943,457
Special Mention	—	295	2,552	2,446	1,345	9,781	—	—	16,419
Substandard	—	490	28	218	557	9,794	—	—	11,087
Correspondent purchased
Pass	805	331,495	488,423	580,549	229,921	647,375	—	—	2,278,568
Special Mention	—	657	906	663	406	1,281	—	—	3,913
Substandard	—	—	1,418	265	758	4,742	—	—	7,183
Bulk purchased
Pass	—	—	—	—	—	126,268	—	—	126,268
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,274	—	—	3,274
	172,597	661,069	1,079,102	1,408,455	766,531	2,302,415	—	—	6,390,169
Commercial:
Commercial real estate
Pass	281,804	374,479	299,974	139,184	76,159	124,529	19,045	—	1,315,174
Special Mention	4,646	5,020	—	—	54	1,154	—	—	10,874
Substandard	142	805	—	—	594	606	50	—	2,197
Commercial and industrial
Pass	39,635	26,210	18,658	8,819	1,760	2,257	21,901	—	119,240
Special Mention	228	12,050	—	—	—	—	—	—	12,278
Substandard	227	—	—	—	—	82	31	—	340
	326,682	418,564	318,632	148,003	78,567	128,628	41,027	—	1,460,103
Consumer:
Home equity
Pass	5,894	4,848	4,715	1,512	814	2,318	71,924	6,435	98,460
Special Mention	—	—	—	—	—	16	25	227	268
Substandard	—	—	—	—	54	3	166	37	260
Other
Pass	3,474	3,194	1,896	433	128	129	295	—	9,549
Special Mention	—	—	—	—	2	—	—	—	2
Substandard	—	31	48	—	2	—	5	—	86
	9,368	8,073	6,659	1,945	1,000	2,466	72,415	6,699	108,625

Total	$508,647	$1,087,706	$1,404,393	$1,558,403	$846,098	$2,433,509	$113,442	$6,699	$7,958,897

	September 30, 2023
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2023	2022	2021	2020	2019	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$318,569	$597,298	$874,518	$568,081	$251,773	$1,398,616	$—	$—	$4,008,855
Special Mention	—	1,883	1,468	767	1,863	8,067	—	—	14,048
Substandard	292	155	221	564	939	7,954	—	—	10,125
Correspondent purchased
Pass	346,084	517,976	607,968	246,926	62,744	643,520	—	—	2,425,218
Special Mention	308	674	1,674	420	357	1,133	—	—	4,566
Substandard	—	—	—	564	—	5,402	—	—	5,966
Bulk purchased
Pass	—	—	—	—	—	134,464	—	—	134,464
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,208	—	—	3,208
	665,253	1,117,986	1,485,849	817,322	317,676	2,202,364	—	—	6,606,450
Commercial:
Commercial real estate
Pass	403,269	301,164	208,942	81,478	82,027	79,170	10,448	—	1,166,498
Special Mention	2,483	—	—	—	—	—	—	—	2,483
Substandard	67	—	—	594	219	255	—	—	1,135
Commercial and industrial
Pass	30,206	23,166	11,740	3,228	2,693	748	27,104	—	98,885
Special Mention	13,191	—	—	—	—	—	699	—	13,890
Substandard	—	—	—	73	—	82	—	—	155
	449,216	324,330	220,682	85,373	84,939	80,255	38,251	—	1,283,046
Consumer:
Home equity
Pass	5,501	5,624	1,955	1,069	746	2,224	72,119	6,205	95,443
Special Mention	—	46	—	—	—	21	62	195	324
Substandard	—	—	—	—	—	15	125	48	188
Other
Pass	4,758	2,693	787	338	133	129	412	—	9,250
Special Mention	—	—	—	4	—	—	—	1	5
Substandard	2	—	—	—	—	—	—	—	2
	10,261	8,363	2,742	1,411	879	2,389	72,718	6,449	105,212

Total	$1,124,730	$1,450,679	$1,709,273	$904,106	$403,494	$2,285,008	$110,969	$6,449	$7,994,708

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

	June 30, 2024
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2023	2022	2021	2020	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$171,792	$328,747	$587,828	$826,342	$534,663	$1,512,418	$—	$—	$3,961,790
30-89	—	170	499	636	783	5,040	—	—	7,128
90+/FC	—	—	28	—	—	2,017	—	—	2,045
Correspondent purchased
Current	805	331,608	489,165	581,028	230,327	647,470	—	—	2,280,403
30-89	—	544	164	449	—	4,181	—	—	5,338
90+/FC	—	—	1,418	—	758	1,747	—	—	3,923
Bulk purchased
Current	—	—	—	—	—	127,990	—	—	127,990
30-89	—	—	—	—	—	277	—	—	277
90+/FC	—	—	—	—	—	1,275	—	—	1,275
	172,597	661,069	1,079,102	1,408,455	766,531	2,302,415	—	—	6,390,169
Commercial:
Commercial real estate
Current	286,592	379,498	299,974	139,033	76,159	124,529	18,866	—	1,324,651
30-89	—	786	—	151	54	1,296	229	—	2,516
90+/FC	—	20	—	—	594	464	—	—	1,078
Commercial and industrial
Current	40,090	38,260	18,514	8,795	1,760	2,257	21,834	—	131,510
30-89	—	—	144	24	—	—	98	—	266
90+/FC	—	—	—	—	—	82	—	—	82
	326,682	418,564	318,632	148,003	78,567	128,628	41,027	—	1,460,103
Consumer:
Home equity
Current	5,894	4,828	4,670	1,512	814	2,304	71,657	6,397	98,076
30-89	—	20	45	—	—	30	321	302	718
90+/FC	—	—	—	—	54	3	137	—	194
Other
Current	3,372	3,171	1,886	433	124	107	293	—	9,386
30-89	102	23	56	—	4	22	2	—	209
90+/FC	—	31	2	—	4	—	5	—	42
	9,368	8,073	6,659	1,945	1,000	2,466	72,415	6,699	108,625

Total	$508,647	$1,087,706	$1,404,393	$1,558,403	$846,098	$2,433,509	$113,442	$6,699	$7,958,897

	September 30, 2023
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2023	2022	2021	2020	2019	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$318,211	$598,283	$875,563	$567,975	$253,546	$1,407,090	$—	$—	$4,020,668
30-89	358	898	644	1,437	820	5,960	—	—	10,117
90+/FC	292	155	—	—	209	1,587	—	—	2,243
Correspondent purchased
Current	346,084	518,650	608,573	247,346	62,652	643,739	—	—	2,427,044
30-89	308	—	1,069	564	449	2,862	—	—	5,252
90+/FC	—	—	—	—	—	3,454	—	—	3,454
Bulk purchased
Current	—	—	—	—	—	136,577	—	—	136,577
30-89	—	—	—	—	—	153	—	—	153
90+/FC	—	—	—	—	—	942	—	—	942
	665,253	1,117,986	1,485,849	817,322	317,676	2,202,364	—	—	6,606,450
Commercial:
Commercial real estate
Current	404,867	301,164	208,942	81,478	82,027	79,188	10,448	—	1,168,114
30-89	36	—	—	—	—	—	—	—	36
90+/FC	916	—	—	594	219	237	—	—	1,966
Commercial and industrial
Current	43,397	23,166	11,740	3,228	2,690	748	27,684	—	112,653
30-89	—	—	—	—	2	—	57	—	59
90+/FC	—	—	—	73	1	82	62	—	218
	449,216	324,330	220,682	85,373	84,939	80,255	38,251	—	1,283,046
Consumer:
Home equity
Current	5,428	5,631	1,955	990	746	2,195	71,986	6,312	95,243
30-89	73	39	—	79	—	50	239	125	605
90+/FC	—	—	—	—	—	15	81	11	107
Other
Current	4,737	2,613	765	338	132	129	412	—	9,126
30-89	17	80	22	4	1	—	—	1	125
90+/FC	6	—	—	—	—	—	—	—	6
	10,261	8,363	2,742	1,411	879	2,389	72,718	6,449	105,212

Total	$1,124,730	$1,450,679	$1,709,273	$904,106	$403,494	$2,285,008	$110,969	$6,449	$7,994,708

Gross Charge-Offs - Since the adoption of ASU 2022-02 on October 1, 2023, the Company has been required to present gross charge-offs by class of financing receivable and year of origination or most recent credit decision. The following table sets forth the required gross charge-off information for the nine month period ended June 30, 2024.

								Revolving
								Lines
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	of Credit
	Fiscal	Year	Year	Year	Year	Prior	Lines of	Converted to
	Year	2023	2022	2021	2020	Years	Credit	Term	Total
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Correspondent purchased	—	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

Commercial:
Commercial real estate	50	—	—	—	—	10	—	—	60
Commercial and Industrial	—	—	—	—	—	—	—	—	—
	50	—	—	—	—	10	—	—	60

Consumer:
Home Equity	14	1	—	—	—	—	—	—	15
Other	—	9	13	—	—	4	—	—	26
	14	10	13	—	—	4	—	—	41

Total	$64	$10	$13	$—	$—	$14	$—	$—	$101

Delinquent and Nonaccrual Loans - The following tables present the amortized cost, at the dates indicated, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total loans. At June 30, 2024 and September 30, 2023, all loans 90 or more days delinquent were on nonaccrual status.

	June 30, 2024
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$7,128	$2,045	$9,173	$3,961,790	$3,970,963
Correspondent purchased	5,338	3,923	9,261	2,280,403	2,289,664
Bulk purchased	277	1,275	1,552	127,990	129,542
Commercial:
Commercial real estate	2,516	1,078	3,594	1,324,651	1,328,245
Commercial and industrial	266	82	348	131,510	131,858
Consumer:
Home equity	718	194	912	98,076	98,988
Other	209	42	251	9,386	9,637
	$16,452	$8,639	$25,091	$7,933,806	$7,958,897

	September 30, 2023
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$10,117	$2,243	$12,360	$4,020,668	$4,033,028
Correspondent purchased	5,252	3,454	8,706	2,427,044	2,435,750
Bulk purchased	153	942	1,095	136,577	137,672
Commercial:
Commercial real estate	36	1,966	2,002	1,168,114	1,170,116
Commercial and industrial	59	218	277	112,653	112,930
Consumer:
Home equity	605	107	712	95,243	95,955
Other	125	6	131	9,126	9,257
	$16,347	$8,936	$25,283	$7,969,425	$7,994,708

The amortized cost of mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process as of June 30, 2024 and September 30, 2023 was $1.9 million and $2.5 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the tables above. The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $219 thousand at September 30, 2023. There was no residential OREO held at June 30, 2024.

The following table presents the amortized cost at June 30, 2024 and September 30, 2023, by class, of loans classified as nonaccrual. Additionally, the amortized cost of nonaccrual loans that had no related ACL is presented, all of which were individually evaluated for loss and any identified losses have been charged off.

	June 30, 2024		September 30, 2023
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
One- to four-family:
Originated	$2,046	$158	$2,457	$471
Correspondent purchased	3,923	—	3,739	285
Bulk purchased	1,275	817	942	630
Commercial:
Commercial real estate	1,078	446	1,984	446
Commercial and industrial	113	83	218	155
Consumer:
Home equity	194	—	107	3
Other	42	—	6	—
	$8,671	$1,504	$9,453	$1,990

Loan Modifications - The following tables present the amortized cost basis of loans as of June 30, 2024 that were both experiencing financial difficulties and modified during the periods noted, by class of financing receivable and by type of modification. Also presented in the tables is the percentage of the amortized cost basis of loans as of June 30, 2024 that were modified to borrowers experiencing financial difficulties as compared to the amortized cost basis of each class of financing receivable as of June 30, 2024. During the three months and nine months ended June 30, 2024, there was a $50 thousand charge-off related to a commercial real estate loan modified during the nine months ended June 30, 2024. The Company has not committed to lend additional amounts to borrowers included in these tables.

	For the Three Months Ended June 30, 2024
					Combination-		Total
					Term Extension		Class of
	Principal	Interest Rate	Payment	Term	and		Financing
	Forgiveness	Reduction	Delay	Extension	Payment Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$623	$59	$682	0.02%
Correspondent	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—
	—	—	—	623	59	682	0.01
Commercial:
Commercial real estate	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	30	30	0.02
	—	—	—	—	30	30	—
Consumer loans:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Total	$—	$—	$—	$623	$89	$712	0.01

	For the Nine Months Ended June 30, 2024
					Combination-		Total
					Term Extension		Class of
	Principal	Interest Rate	Payment	Term	and		Financing
	Forgiveness	Reduction	Delay	Extension	Payment Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$623	$7,114	$7,737	0.19%
Correspondent	—	—	—	—	1,731	1,731	0.08
Bulk purchased	—	—	—	—	—	—	—
	—	—	—	623	8,845	9,468	0.15
Commercial:
Commercial real estate	—	—	—	—	192	192	0.01
Commercial and industrial	—	—	—	—	486	486	0.37
	—	—	—	—	678	678	0.05
Consumer loans:
Home equity	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Total	$—	$—	$—	$623	$9,523	$10,146	0.13

Financial effect of loan modifications - The loan modifications during the three months and nine months ended June 30, 2024 were term extensions or a combination of term extensions and payment delays. The table below presents the financial effects of loan modifications during the three and nine months ended June 30, 2024.

	For the Three Months Ended June 30, 2024		For the Nine Months Ended June 30, 2024
	Term	Payment	Term	Payment
	Extension	Delays	Extension	Delays
One- to four-family:
Originated	20 months	8 months	31 months	4 months
Correspondent	N/A	N/A	17 months	4 months

Commercial:
Commercial real estate	N/A	N/A	24 months	24 months
Commercial and industrial	9 months	6 months	6 months	6 months

Performance of loan modifications - The following table provides information about the subsequent performance during the nine months ended June 30, 2024 of loans modified for borrowers experiencing financial difficulty.

	30 to 89 Days Delinquent	90 or More Days Delinquent or in Foreclosure	Total Delinquent Loans	Current Loans	Total Amortized Cost
	(in thousands)
One- to four-family:
Originated	$1,847	$205	$2,052	$5,685	$7,737
Correspondent	182	—	182	1,549	1,731
Commercial:
Commercial real estate	50	—	50	142	192
Commercial & industrial	—	—	—	486	486
	$2,079	$205	$2,284	$7,862	$10,146

TDRs - Prior to the adoption of ASU 2022-02 on October 1, 2023, loans were accounted for as TDRs if the Bank granted a concession to a borrower experiencing financial difficulties. The following table presents the amortized cost prior to restructuring and immediately after restructuring in all loans restructured during the periods presented.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2023			June 30, 2023
	Number	Pre-	Post-	Number	Pre-	Post-
	of	Restructured	Restructured	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family:
Originated	1	$110	$110	1	$110	$110
Bulk purchased	—	—	—	1	239	257
Home equity	1	38	38	1	38	38
	2	$148	$148	3	$387	$405

During the three months ended June 30, 2023, there were no TDRs that became delinquent within 12 months after being restructured. During the nine months ended June 30, 2023 there was one one- to four-family originated TDR with an amortized cost of $8 thousand that became delinquent within 12 months after being restructured.

Allowance for Credit Losses - The following is a summary of ACL activity, by loan portfolio segment, for the periods presented.

	For the Three Months Ended June 30, 2024
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,072	$2,793	$195	$5,060	$19,330	$244	$24,634
Charge-offs	—	—	—	—	(50)	(26)	(76)
Recoveries	17	—	—	17	2	—	19
Provision for credit losses	(79)	(163)	(29)	(271)	1,514	34	1,277
Ending balance	$2,010	$2,630	$166	$4,806	$20,796	$252	$25,854

	For the Nine Months Ended June 30, 2024
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,149	$2,972	$207	$5,328	$18,180	$251	$23,759
Adoption of ASU 2022-02	3	1	14	18	2	—	20
Balance at October 1, 2023	2,152	2,973	221	5,346	18,182	251	23,779
Charge-offs	—	—	—	—	(60)	(41)	(101)
Recoveries	25	—	—	25	3	15	43
Provision for credit losses	(167)	(343)	(55)	(565)	2,671	27	2,133
Ending balance	$2,010	$2,630	$166	$4,806	$20,796	$252	$25,854

	For the Three Months Ended June 30, 2023
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,139	$3,074	$221	$5,434	$14,222	$233	$19,889
Charge-offs	—	—	—	—	—	(11)	(11)
Recoveries	1	—	—	1	—	—	1
Provision for credit losses	15	7	18	40	2,463	17	2,520
Ending balance	$2,155	$3,081	$239	$5,475	$16,685	$239	$22,399

	For the Nine Months Ended June 30, 2023
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,066	$2,734	$206	$5,006	$11,120	$245	$16,371
Charge-offs	—	—	—	—	—	(31)	(31)
Recoveries	2	—	—	2	1	2	5
Provision for credit losses	87	347	33	467	5,564	23	6,054
Ending balance	$2,155	$3,081	$239	$5,475	$16,685	$239	$22,399

The key assumptions in the Company's ACL model include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at June 30, 2024. The key assumptions utilized in estimating the Company's ACL at June 30, 2024 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected an economic forecast that was the most appropriate considering the facts and circumstances at June 30, 2024. The forecasted economic indices applied to the model at June 30, 2024 were the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at June 30, 2024 was the national unemployment rate. The forecasted national unemployment rate in the economic scenario selected by management at June 30, 2024 had the national unemployment rate at 4.1% through June 30, 2025, which was the end of our four-quarter forecast time period.
•Forecast and reversion to mean time periods - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at June 30, 2024.
•Prepayment and curtailment assumptions - The assumptions used at June 30, 2024 were generally based on actual historical prepayment and curtailment speeds, adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary for each respective loan pool in the model.
•Qualitative factors - The qualitative factors applied by management at June 30, 2024 included the following:
◦The economic uncertainties related to the unemployment rate, the labor force composition, and the labor participation rate that are not captured in the third-party economic forecast scenarios; and
◦Other management considerations related to commercial loans to account for credit risks not fully reflected in the discounted cash flow model.
Reserve for Off-Balance Sheet Credit Exposures - The following is a summary of the changes in reserve for off-balance sheet credit exposures during the periods indicated. At June 30, 2024 and September 30, 2023, the Bank's off-balance sheet credit exposures totaled $754.6 million and $837.7 million, respectively.

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Dollars in thousands)
Beginning balance	$3,679	$5,768	$4,095	$4,751
Adoption of ASU 2022-02	—	—	16	—
(Release)/provision for credit losses	195	(1,196)	(237)	(179)
Ending balance	$3,874	$4,572	$3,874	$4,572

5. BORROWED FUNDS
Borrowings - Borrowings at June 30, 2024 consisted of $2.29 billion in FHLB advances, of which $1.99 billion were fixed-rate advances and $300.0 million were variable-rate advances, and $1.1 million in finance leases. Borrowings at September 30, 2023 consisted of $2.38 billion in FHLB advances, of which $2.02 billion were fixed-rate advances and $365.0 million were variable-rate advances, and $500.0 million of borrowings from the Federal Reserve's Bank Term Funding Program ("BTFP"). During the current year period, the Bank paid off the $500.0 million of BTFP borrowings.

As of June 30, 2024 and September 30, 2023, the Bank held interest rate swap agreements with an aggregate notional amount of $300.0 million and $365.0 million, respectively, in order to hedge the variable cash flows associated with $300.0 million and $365.0 million, respectively, of adjustable-rate FHLB advances. At June 30, 2024 and September 30, 2023, the interest rate swap agreements had an average remaining term to maturity of 1.7 years and 2.1 years, respectively. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At June 30, 2024 and September 30, 2023, the interest rate swaps were in a gain position with a total fair value of $6.6 million and $13.0 million, respectively, which was reported in other assets on the consolidated balance sheet. During the three and nine month periods ended June 30, 2024, $1.6 million and $5.2 million, respectively, was reclassified from AOCI as a decrease to interest expense. During the three and nine month periods ended June 30, 2023, $1.7 million and $3.7 million, respectively, was reclassified from AOCI as a decrease to interest expense. At June 30, 2024, the Company estimated that $4.3 million of interest expense associated with the interest rate swaps would be reclassified from AOCI as a decrease to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank held cash collateral of $7.3 million and $14.0 million at June 30, 2024 and September 30, 2023, respectively, in compliance with its minimum posting requirements.

Periodically, management has utilized a leverage strategy to increase earnings which entails entering into short-term FHLB borrowings and depositing the proceeds from these FHLB borrowings, net of the cost to purchase FHLB stock to meet FHLB stock holding requirements, at the FRB of Kansas City ("leverage strategy"). The leverage strategy is not a core operating business for the Company. It provides the Company the ability to utilize excess capital to generate earnings. Additionally, it is a strategy that can be exited quickly without additional costs. Leverage strategy borrowings are repaid prior to each quarter end. The leverage strategy was not in place during the current year nine month period due to the strategy being unprofitable, but it was in place at points during the prior year nine month period. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Management continues to monitor the net interest rate spread and overall profitability of the leverage strategy.

6. INCOME TAXES
Prior to the Small Business Job Protection Act (the "1996 Act"), the Bank was permitted to deduct, up to a specified formula limit, a certain percentage of income as bad debts, for which the Bank was not required to establish a deferred tax liability. Rather, the difference was recorded in the Bank's retained earnings. As a result of the 1996 Act, savings institutions, like the Bank, have been required to use the specific charge-off method in computing bad debt deductions beginning with their 1996 Federal tax return. Pre-1988 bad debt reserves in retained earnings remain subject to recapture by the Bank on the occurrence of certain distributions in excess of current earnings and profits accumulated in tax years beginning after December 31, 1951 ("accumulated earnings and profits"). The Bank estimates its pre-1988 bad debt reserves to be $85.5 million at June 30, 2024, which equates to an unrecorded deferred tax liability of $18.0 million at June 30, 2024. Any distributions from the Bank to Capitol Federal Financial, Inc., which would be deemed to be drawn out of the Bank's pre-1988 bad debt reserves, would require a payment of taxes at the then-current rate by the Bank on the amount of earnings deemed to be removed from the bad debt reserves for such distribution, thereby reducing the amount of cash that can be distributed to the Company.

The net loss associated with the strategic securities transaction ("securities strategy") that was recognized in fiscal year 2023 net income will be recognized in the Company's fiscal year 2024 income tax return due to the sale of the securities occurring in October 2023 (in fiscal 2024). As a result, the Company anticipates it will report a taxable net loss on its September 30, 2024 corporate income tax return. Due to the anticipated taxable net loss in fiscal year 2024, the Bank's earning distributions to the Company during fiscal year 2024 will be deemed to draw upon the Bank's pre-1988 bad debt reserves. This has resulted and will continue to result in an increase in income tax expense in fiscal year 2024 equivalent to the distributions paid by the Bank that are deemed to be drawn upon the Bank's pre-1988 bad debt reserves times the Bank's current statutory tax rate. These amounts will be treated as discrete tax items when the distributions are paid and will offset the Bank's net operating loss deferred tax asset. During the current fiscal year, the Bank has recorded $3.4 million of income tax expense related to these distributions.

During the current fiscal year, the Company reversed the $47.0 million deferred tax asset as of September 30, 2023 related to the net loss on the securities transaction and recorded a deferred tax asset for the anticipated taxable net loss in the current fiscal year. The deferred tax asset related to the anticipated taxable net loss, or net operating loss, was $36.2 million at June 30, 2024. In addition, the

Company recorded a deferred tax asset in the current fiscal year related to its low income housing tax credits that are currently not utilized due to tax return income limitations. The related deferred tax asset at June 30, 2024 was $10.0 million. Federal net operating losses carry forward indefinitely and federal tax credits carry forward for 20 years.

The Company assesses the available positive and negative evidence surrounding the recoverability of its deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances. At June 30, 2024, the Company does not believe a valuation allowance is necessary on the deferred income tax assets recorded during the current quarter as it is more likely than not that these amounts will be realized through the reversal of the Company's existing taxable temporary differences and projected future taxable income.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The Company primarily uses prices obtained from third-party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third-party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third-party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third-party pricing service when determining the fair value of its securities during the nine months ended June 30, 2024 or during fiscal year 2023. The Company's major security types, based on the nature and risks of the securities, are:

•MBS - The majority of these securities are issued by GSEs. Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•GSE debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•Corporate Bonds and Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position, and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values obtained from the counterparty during the nine months ended June 30, 2024 or during fiscal year 2023. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2024 or September 30, 2023.

	June 30, 2024
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$682,075	$—	$682,075	$—
GSE debentures	116,538	—	116,538	—
Corporate bonds	3,340	—	3,340	—
	801,953	—	801,953	—
Interest rate swaps	6,612	—	6,612	—
	$808,565	$—	$808,565	$—

	September 30, 2023
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$900,734	$—	$900,734	$—
GSE debentures	479,428	—	479,428	—
Corporate bonds	3,378	—	3,378	—
Municipal bonds	942	—	942	—
	1,384,482	—	1,384,482	—
Interest rate swaps	13,018	—	13,018	—
	$1,397,500	$—	$1,397,500	$—

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

Loans Receivable - Collateral dependent assets are assets evaluated on an individual basis. Those collateral dependent assets that are evaluated on an individual basis are considered financial assets measured at fair value on a non-recurring basis. The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during the nine months ended June 30, 2024 and 2023 that were still held in the portfolio as of June 30, 2024 and 2023 was $1.6 million and $3.9 million, respectively. Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the nine months ended June 30, 2024 and June 30, 2023 were downward adjustments to the book value of the collateral for lack of marketability. During the nine months ended June 30, 2024, the adjustments ranged from 5% to 100%, with a weighted average of 33%. During the nine months ended June 30, 2023, the adjustments ranged from 8% to 100%, with a weighted average of 21%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value. The fair value for one- to four-family OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for one- to four-family OREO was the appraisal or listing price. There was no one- to four-family OREO measured on a non-recurring basis during the nine months ended June 30, 2024 or June 30, 2023. The carrying value of the properties equaled the fair value of the properties at June 30, 2024 and 2023.

For commercial OREO, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable input for commercial OREO is downward adjustments to book value of the collateral for lack of marketability. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. There was no commercial OREO measured on a non-recurring basis during the nine months ended June 30, 2024 and 2023.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	June 30, 2024
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$317,821	$317,821	$317,821	$—	$—
AFS securities	801,953	801,953	—	801,953	—
Loans receivable	7,933,043	7,416,109	—	—	7,416,109
FHLB stock	106,309	106,309	106,309	—	—
Interest rate swaps	6,612	6,612	—	6,612	—
Liabilities:
Deposits	6,129,660	6,109,214	3,199,850	2,909,364	—
Borrowings	2,291,605	2,243,964	—	2,243,964	—

	September 30, 2023
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$245,605	$245,605	$245,605	$—	$—
AFS securities	1,384,482	1,384,482	—	1,384,482	—
Loans receivable	7,970,949	7,358,462	—	—	7,358,462
FHLB stock	110,714	110,714	110,714	—	—
Interest rate swaps	13,018	13,018	—	13,018	—
Liabilities:
Deposits	6,051,220	6,004,975	3,321,028	2,683,947	—
Borrowings	2,879,125	2,802,849	—	2,802,849	—

8. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods indicated.

	For the Three Months Ended June 30, 2024
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$8,780	$5,747	14,527
Other comprehensive income (loss), before reclassifications	(2,412)	829	(1,583)
Amount reclassified from AOCI, net of taxes of $502	—	(1,561)	(1,561)
Other comprehensive income (loss)	(2,412)	(732)	(3,144)
Ending balance	$6,368	$5,015	11,383

	For the Nine Months Ended June 30, 2024
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	(1,142)	9,842	8,700
Other comprehensive income (loss), before reclassifications	8,698	352	9,050
Amount reclassified from AOCI, net of taxes of $1,670	—	(5,179)	(5,179)
Reclassification adjustment for gross gains on AFS securities included in net income, net of taxes of $383	(1,188)	—	(1,188)
Other comprehensive income (loss)	7,510	(4,827)	2,683
Ending balance	6,368	5,015	11,383

	For the Three Months Ended June 30, 2023
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	(125,292)	6,649	(118,643)
Other comprehensive income (loss), before reclassifications	(10,765)	4,369	(6,396)
Amount reclassified from AOCI, net of taxes of $538	—	(1,667)	(1,667)
Other comprehensive income (loss)	(10,765)	2,702	(8,063)
Ending balance	(136,057)	9,351	(126,706)

	For the Nine Months Ended June 30, 2023
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(155,119)	$9,486	$(145,633)
Other comprehensive income (loss), before reclassifications	19,062	3,589	22,651
Amount reclassified from AOCI, net of taxes of $1,202	—	(3,724)	(3,724)
Other comprehensive income (loss)	19,062	(135)	18,927
Ending balance	$(136,057)	$9,351	$(126,706)

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
•our ability to originate a sufficient volume of one- to four-family loans in order to maintain the balance of that portfolio at a level desired by management;
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
•the future earnings and capital levels of the Bank, the impact of the pre-1988 bad debt recapture and the continued non-objection by our primary federal banking regulators, to the extent required, to distribute capital from the Bank to the Company, which could affect the Company's income tax expense and the Company's ability to pay dividends in accordance with its dividend policy and/or repurchase shares;
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

In October 2023, the Company initiated a securities strategy by selling $1.30 billion of securities, representing 94% of its securities portfolio. Since the Company did not have the intent to hold the $1.30 billion of securities to maturity at September 30, 2023, the Company recognized an impairment loss on those securities, $192.6 million of which was reflected in the Company's financial statements for the quarter and fiscal year ended September 30, 2023. The securities strategy was designed to allow the Company to improve its earnings stream going forward, beginning in the current fiscal year, by redeploying most of the proceeds into current market rate securities and to provide liquidity to deleverage the balance sheet utilizing the remaining proceeds. During the quarter ended December 31, 2023 the Company completed the sale of securities and recognized $13.3 million ($10.0 million net of tax), or $0.08 per share, of additional loss related to the sale of the securities. See additional information regarding the impact of the securities strategy on our financial measurements in "Comparison of Operating Results for the Nine Months Ended June 30, 2024 and June 30, 2023 - Average Balance Sheet" below. The $1.30 billion of securities sold had a weighted average yield of 1.22% and an average duration of 3.6 years. With the proceeds from the sale of the securities, the Company purchased $632.0 million of securities yielding 5.75%, paid down $500.0 million of borrowings with a cost of 4.70%, and deposited the remaining cash with the FRB earning interest at the reserve balance rate, pending its use to fund commercial activity or other Bank operations. See additional discussion related to commercial loan activity in the "Financial Condition" and "Financial Condition - Loans Receivable" sections below.

The Company recognized net income of $26.0 million, or $0.20 per share, for the current year period, compared to net income of $38.7 million, or $0.29 per share, for the prior year period. The lower net income for the current year period was primarily a result of the $10.0 million (net of tax) of net losses associated with the securities strategy, a decrease in deposit service fees, a decrease in net interest income, and an increase in income tax expense largely related to the pre-1988 bad debt recapture, partially offset by a lower provision for credit losses and a decrease in non-interest expense. Excluding the effects of the net loss associated with the securities strategy, EPS would have been $0.28 for the current year period. The income tax expense associated with the pre-1988 bad debt recapture negatively impacted earnings by $0.02 per share in the current year period. See additional discussion related to the pre-1988 bad debt recapture in the "Comparison of Operating Results for the Three Months Ended June 30, 2024 and March 31, 2024" section below.

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

The net interest margin increased 27 basis points, from 1.50% for the prior year period to 1.77% for the current year period, due primarily to the leverage strategy being in place during the prior year period but not in place during the current year period. The leverage strategy negatively impacted the net interest margin for the prior year period by 16 basis points. The remaining improvement in the net interest margin absent the leverage strategy when compared to the prior year period, was due to higher yields on securities and loans which outpaced the increase in the cost of deposits, largely in retail certificates of deposit.

The Company's efficiency ratio was 69.77% for the current year period compared to 61.78% for the prior year period. Excluding the net loss from the securities strategy, the efficiency ratio would have been 62.87% for the current year period. The change in the efficiency ratio, excluding the securities strategy, was due primarily to lower non-interest income in the current year period compared to the prior year period. The Company's operating expense ratio (annualized) for the current year period was 1.18% compared to 1.03% for the prior year period, due mainly to lower average assets in the current year period. The leverage strategy was in place at times during the prior year period, which increased assets, but was not in place during the current year period.

Total assets were $9.60 billion at June 30, 2024, a $574.7 million decrease from September 30, 2023, due primarily to the securities strategy. The loan portfolio was $7.93 billion at June 30, 2024, a $37.9 million decrease from September 30, 2023, due mainly to a $214.4 million decrease in one- to four-family loans, partially offset by a $177.9 million increase in commercial loans. As a result of rising interest rates and lack of housing inventory, there has been a slowdown in the housing market which has reduced the demand for residential loans and directly impacted the Bank's one- to four-family loan portfolio. Origination and refinance activity has slowed considerably, and there has been a reduction in one- to four-family loan balances through scheduled repayments and loan payoffs. Additionally, during the current quarter, the Bank suspended its one- to four-family correspondent lending channels for the foreseeable future. Management expects the Bank's one- to four-family loan portfolio will continue to decrease as cash flows generated from the one- to four-family portfolio are used to fund commercial loan growth.

Total deposits were $6.13 billion at June 30, 2024, an increase of $78.4 million from September 30, 2023. The increase in deposits was primarily in retail certificates of deposit, all in the 14 months or shorter term category, partially offset by a decrease in retail money market accounts as some customers elected to move funds to the Bank's certificate of deposit offerings or the Bank's higher yielding savings account offering. Management continues to competitively price certain short-term retail certificate of deposit products so that if market rates were to decrease in the near future, the Bank would be able to more quickly reprice those balances to lower market rates at maturity.

Total borrowings were $2.29 billion at June 30, 2024, a decrease of $587.5 million from September 30, 2023. The decrease was due primarily to $500.0 million of borrowings under the BTFP that were paid off during the quarter ended December 31, 2023 in conjunction with the securities strategy. Management estimates that the Bank had $3.00 billion in additional liquidity available at June 30, 2024, based on the Bank's blanket collateral agreement with FHLB and unencumbered securities.

The Bank's asset quality remained strong, reflected in low delinquency and charge-off ratios. At June 30, 2024, loans 30 to 89 days delinquent were 0.21% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.11% of total loans receivable, net. During the current year period, net charge-offs ("NCOs") were $58 thousand.

At June 30, 2024, the gap between the amount of the Bank's interest-earning assets and its interest-bearing liabilities projected to reprice within one year was $(1.40) billion, or (14.6)% of total assets, compared to $(1.19) billion, or (11.7)% of total assets, at

September 30, 2023. The change in the one-year gap amount was due to a net increase in the amount of liability cash flows coming due in one year, partially offset by an increase in the amount of interest-earning asset cash flows coming due in one year as of June 30, 2024, compared to September 30, 2023. The net increase in liability cash flows coming due in one year primarily related to the Bank's retail certificate of deposit portfolio, partially offset by a decrease in borrowings coming due in one year as the Bank repaid its BTFP amount outstanding in conjunction with the securities strategy. The increase in the one-year cash flow for retail certificates of deposit was due to the Bank continuing to offer higher rates on shorter-term certificates of deposit. The increase in interest-earning assets projected to mature or reprice within one year was due primarily to an increase in the amount of loans expected to mature or reprice, as well as to an increase in the balance of cash between periods.

The Bank's Digital Transformation and Business Initiatives

With the implementation of our new core system and its ancillary systems ("digital transformation") in August 2023, we improved our internal and customer-facing technology. The digital transformation implemented technology needed to enhance our customers' experience, deepen our wallet share with existing customers, and attract new customers. In addition to the technology improvements, management has adjusted staffing in several areas to align with the Bank's strategy to grow and enhance commercial banking and lending. Pairing improved technology, products and services with the right organizational structure has provided benefits in each customer segment: consumer, small business and commercial.
The Bank has gained immediate traction with the new and improved True Blue Online ("TBO"), the Bank's digital banking platform for consumers and small businesses. Those gains include:
aMobile app store ratings have improved by over 100% for Android year-over-year and approximately 25% for iOS since the digital transformation,
bVolume of deposit accounts opened online through the digital channel is 60% higher in the current fiscal year compared to the prior fiscal year,
cOver 27,000 new users of our credit score service in TBO since August 2023, and
dContinued growth in person-to-person payment volume following the integration of Zelle into TBO:
iSettlement volume is up 37% quarter over quarter and 97% compared to the same quarter in 2023, and
iiTransaction volume is up 32% quarter over quarter and 121% compared to the same quarter in 2023.

During the current quarter, we continued to improve our consumer banking products and services, leveraging technology from the digital transformation. We are now accepting credits from two instant payment networks: RTP® and FedNow®, enabling our deposit customers to receive credits in seconds.
Our small business customers now have access to improved digital services, and management has realigned staffing to focus on growing small business banking. We are in the process of adding more small business services into TBO to continue deposit and fee income growth in this area.

For commercial banking, alignment of technology, people, products and services is crucial to our objective of capturing complete banking relationships as we continue to strategically grow this business. The technology implemented with the digital transformation provides more flexibility for structuring commercial loan transactions and has allowed us to build digital banking services to meet our customers' deposit and payment requirements to grow deposit and treasury management fee income. During the current quarter several new treasury management services were added in response to the needs of customers in the sales pipeline. Leveraging our new technology and organizational structure to quickly respond to customer needs in the sales pipeline is central to our growth strategy for commercial deposits.

Management has continued to adjust staffing in numerous areas of the Bank, including deposit operations, lending, and commercial banking, to ensure resources are aligned with our priorities and strategies.

Financial Condition
The following table summarizes the Company's financial condition at the dates indicated.

			Annualized		Annualized
	June 30,	March 31,	Percent	September 30,	Percent
	2024	2024	Change	2023	Change
	(Dollars and shares in thousands)
Total assets	$9,602,757	$9,721,286	(4.9)%	$10,177,461	(7.5)%
AFS securities	801,953	842,950	(19.5)	1,384,482	(56.1)
Loans receivable, net	7,933,043	7,877,569	2.8	7,970,949	(0.6)
Deposits	6,129,660	6,141,711	(0.8)	6,051,220	1.7
Borrowings	2,291,605	2,351,022	(10.1)	2,879,125	(27.2)
Stockholders' equity	1,020,676	1,024,903	(1.6)	1,044,054	(3.0)
Equity to total assets at end of period	10.6%	10.5%		10.3%
Average number of basic shares outstanding	129,866	130,536	(2.1)	133,225	(3.4)
Average number of diluted shares outstanding	129,866	130,536	(2.1)	133,225	(3.4)

During the current quarter, total assets decreased $118.5 million, to $9.60 billion at June 30, 2024, due primarily to a decrease in cash which was used to pay off certain borrowings that matured and to fund deposit withdrawals and other Bank operations. The loan portfolio mix continued to shift from one- to four-family loans to commercial loans during the current quarter, with $115.4 million in commercial loan growth (34% annualized), partially offset by a $59.9 million decrease in one- to four-family loans due primarily to a $52.1 million decrease in one- to four-family correspondent loans.

Total liabilities were $8.58 billion at June 30, 2024, a decrease of $114.3 million from March 31, 2024, due primarily to a $59.4 million decrease in borrowings as not all maturing FHLB borrowings were replaced. Total deposits were $6.13 billion at June 30, 2024, a $12.1 million decrease from March 31, 2024. The decrease was primarily in retail money market and checking accounts, partially offset by an increase in retail certificates of deposit in terms of 14 months or less and the high yield savings account.

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated.

	June 30, 2024		March 31, 2024		September 30, 2023
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,961,407	3.54%	$3,950,097	3.47%	$3,978,837	3.39%
Correspondent purchased	2,262,371	3.47	2,314,448	3.46	2,405,911	3.44
Bulk purchased	129,102	2.52	132,284	2.28	137,193	1.85
Construction	24,642	5.94	40,628	4.84	69,974	3.68
Total	6,377,522	3.50	6,437,457	3.45	6,591,915	3.38
Commercial:
Commercial real estate	1,119,295	5.43	1,035,634	5.32	995,788	5.29
Commercial and industrial	131,848	6.69	112,123	6.53	112,953	6.36
Construction	214,240	5.76	202,201	5.54	178,746	5.01
Total	1,465,383	5.59	1,349,958	5.46	1,287,487	5.35
Consumer loans:
Home equity	98,736	8.90	96,114	8.86	95,723	8.83
Other	9,637	5.65	9,203	5.50	9,256	5.20
Total	108,373	8.61	105,317	8.57	104,979	8.51
Total loans receivable	7,951,278	3.96	7,892,732	3.86	7,984,381	3.76

Less:
ACL	25,854		24,634		23,759
Deferred loan fees/discounts	30,777		30,007		31,335
Premiums/deferred costs	(38,396)		(39,478)		(41,662)
Total loans receivable, net	$7,933,043		$7,877,569		$7,970,949

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

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2024		June 30, 2024		June 30, 2023
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)
Beginning balance	$7,892,732	3.86%	$7,984,381	3.76%	$7,471,670	3.33%
Originated and refinanced	324,124	7.43	511,845	7.29	780,458	5.77
Purchased and participations	6,268	8.50	34,212	7.94	613,274	5.54
Change in undisbursed loan funds	8,303		126,191		(145,788)
Repayments	(260,092)		(685,068)		(739,192)
Principal (charge-offs)/recoveries, net	(57)		(58)		(26)
Other	(20,000)		(20,225)		(5,656)
Ending balance	$7,951,278	3.96	$7,951,278	3.96	$7,974,740	3.67

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

	For the Nine Months Ended
	June 30, 2024			June 30, 2023
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family	$139,848	6.54%	25.6%	$341,893	5.28%	24.5%
One- to four-family construction	18,166	6.71	3.3	30,783	5.50	2.2
Commercial:
Real estate	4,601	7.62	0.8	16,373	7.17	1.2
Commercial and industrial	20,169	6.96	3.7	31,725	8.04	2.3
Construction	3,632	7.07	0.7	148,930	5.89	10.7
Home equity	6,234	9.03	1.2	4,342	8.03	0.3
Consumer other	2,359	7.15	0.4	3,225	6.84	0.2
Total fixed-rate	195,009	6.72	35.7	577,271	5.68	41.4

Adjustable-rate:
One- to four-family	45,258	6.36	8.3	316,460	4.91	22.7
One- to four-family construction	12,914	6.55	2.4	22,537	5.09	1.6
Commercial:
Real estate	82,937	7.50	15.2	220,322	5.57	15.8
Commercial and industrial	47,010	7.61	8.6	53,099	7.26	3.8
Construction	131,772	8.04	24.1	157,528	6.12	11.3
Home equity	28,363	9.44	5.2	45,433	8.27	3.3
Consumer other	2,794	5.38	0.5	1,082	4.02	0.1
Total adjustable-rate	351,048	7.67	64.3	816,461	5.66	58.6

Total originated, refinanced and purchased/participations	$546,057	7.33	100.0%	$1,393,732	5.67	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent purchased - one- to four-family	$2,978	6.43		$190,076	5.14
Participations and purchases - commercial	3,500	7.00		19,016	9.43
Total fixed-rate purchased/participations	6,478	6.74		209,092	5.53

Adjustable-rate:
Correspondent purchased - one- to four-family	519	2.93		212,123	4.85
Participations and purchases - commercial	27,215	8.33		192,059	6.32
Total adjustable-rate purchased/participations	27,734	8.22		404,182	5.55
Total purchased/participation loans	$34,212	7.94		$613,274	5.54

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average LTV ratio, and average balance per loan as of June 30, 2024. Credit scores were updated in September 2023 from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,961,407	62.1%	3.54%	771	59%	$167
Correspondent purchased	2,262,371	35.5	3.47	767	63	406
Bulk purchased	129,102	2.0	2.52	772	54	282
Construction	24,642	0.4	5.94	770	46	368
	$6,377,522	100.0%	3.50	770	60	214
The following table presents originated and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average rates, weighted average LTVs and weighted average credit scores for the periods indicated.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2024				June 30, 2024
				Credit				Credit
	Amount	Rate	LTV	Score	Amount	Rate	LTV	Score
	(Dollars in thousands)
Originated	$101,341	6.44%	75%	770	$212,689	6.53%	74%	769
Correspondent purchased	—	—	—	—	3,497	5.91	70	765
	$101,341	6.44	75	770	$216,186	6.52	74	768

As of June 30, 2024, the Bank had one- to four-family loan origination and refinance commitments of $58.6 million at a weighted average rate of 6.57%. There were no one- to four-family correspondent loan purchase commitments at June 30, 2024, as during the current quarter the Bank suspended purchasing one- to four-family loans from correspondent lenders for the foreseeable future.

Commercial Loans - During the nine months ended June 30, 2024, the Bank originated and entered into commercial loan participations totaling $290.1 million, including $135.4 million in commercial construction loans, $87.5 million in commercial real estate loans, and $67.2 million in commercial and industrial loans. During that period, the Bank also processed commercial loan disbursements, excluding lines of credit, of approximately $241.0 million at a weighted average rate of 6.42%, which included $194.3 million, $29.5 million, and $17.2 million of disbursements on new and existing commercial construction, commercial real estate, and commercial and industrial loans, respectively.

As of June 30, 2024, March 31, 2024, and September 30, 2023, the Bank's commercial and industrial gross loan amounts (unpaid principal plus undisbursed amounts) totaled $169.0 million, $164.8 million and $158.5 million, respectively, and commitments totaled $1.1 million, $2.9 million and $2.6 million, respectively. Of the $169.0 million outstanding at June 30, 2024, $76.9 million, or 46%, of the portfolio related to working capital loans, $45.0 million, or 27%, related to financing/leasing/purchasing vehicles and equipment, and $38.5 million, or 23%, related to purchasing/refinancing business and/or assets.

The following table presents the Bank's commercial real estate and commercial construction loans by type of primary collateral as of the dates indicated. As of June 30, 2024, the Bank had six commercial real estate and commercial construction loan commitments, totaling $59.1 million, at a weighted average rate of 7.57%. We anticipate fully funding the majority of the undisbursed amounts as most are not cancellable by the Bank. Of the total commercial real estate and commercial construction undisbursed amounts and commitments outstanding as of June 30, 2024, management anticipates funding approximately $98 million during the September 2024 quarter, $70 million during the December 2024 quarter, $66 million during the March 2025 quarter, and $128 million during the June 2025 quarter or later. At June 30, 2024, the unpaid principal balance of non-owner occupied commercial real estate loans was $828.6 million and the unpaid principal balance of owner occupied commercial real estate loans was $144.6 million, which are included in the table below.

	June 30, 2024				March 31, 2024	September 30, 2023
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Multi-family	41	$164,318	$217,459	$381,777	$301,285	$308,846
Retail building	139	268,734	58,744	327,478	342,713	352,499
Senior housing	34	305,386	5,792	311,178	313,362	331,207
Hotel	17	282,176	22,046	304,222	245,336	233,012
Office building	79	128,201	627	128,828	129,599	130,921
One- to four-family property	340	59,899	3,998	63,897	63,661	70,265
Single use building	31	43,143	593	43,736	43,834	47,193
Warehouse/manufacturing	42	32,173	560	32,733	32,660	35,963
Other	63	49,505	7,596	57,101	60,991	53,032
	786	$1,333,535	$317,415	$1,650,950	$1,533,441	$1,562,938

Weighted average rate		5.48%	6.71%	5.72%	5.53%	5.47%

The following table summarizes the Bank's commercial real estate and commercial construction loans by state as of the dates indicated.

	June 30, 2024				March 31, 2024	September 30, 2023
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Kansas	580	$522,486	$167,445	$689,931	$658,576	$670,498
Texas	19	295,655	48,396	344,051	344,349	348,707
Missouri	149	272,232	60,805	333,037	301,969	332,610
Colorado	8	40,194	10,293	50,487	54,751	49,385
New York	1	60,000	—	60,000	—	—
Tennessee	1	33,397	946	34,343	34,520	42,136
Arkansas	4	33,181	253	33,434	33,529	33,046
Nebraska	7	32,564	4	32,568	37,634	37,609
Other	17	43,826	29,273	73,099	68,113	48,947
	786	$1,333,535	$317,415	$1,650,950	$1,533,441	$1,562,938

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by aggregate gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount and average loan amount, as of June 30, 2024. For loans over $50.0 million, $143.1 million were multi-family loans located in Kansas and Missouri, $116.0 million related to hotels in New York and Texas, and $60.0 million related to an office building in Texas. The current weighted average LTV based on the total projected disbursed loan amounts and the weighted average actual/projected DSCR for loans over $50 million was 57% and 1.37x respectively, as of June 30, 2024.

			Average
	Count	Amount	Amount
	(Dollars in thousands)
Greater than $50 million	5	$319,146	$63,829
>$30 to $50 million	7	241,624	34,518
>$20 to $30 million	11	266,942	24,267
>$15 to $20 million	9	153,790	17,088
>$10 to $15 million	14	169,472	12,105
>$5 to $10 million	32	233,458	7,296
$1 to $5 million	135	308,176	2,283
Less than $1 million	1,190	187,592	158
	1,403	$1,880,200	$1,340

Asset Quality

Delinquent and nonaccrual loans and OREO. The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at June 30, 2024, 56% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	June 30,		March 31,		September 30,
	2024		2024		2023
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	70	$7,148	72	$6,803	88	$9,078
Correspondent purchased	13	5,278	10	3,144	17	5,192
Bulk purchased	1	277	5	856	1	149
Construction	—	—	—	—	4	1,123
Commercial:
Commercial real estate	10	2,516	9	3,111	1	36
Commercial and industrial	5	265	2	243	4	58
Consumer	40	926	35	601	30	730
	139	$16,410	133	$14,758	145	$16,366

Loans 30 to 89 days delinquent
to total loans receivable, net		0.21%		0.19%		0.21%

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

	Nonaccrual Loans and OREO at:
	June 30,		March 31,		September 30,
	2024		2024		2023
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	24	$2,046	23	$2,380	24	$2,246
Correspondent purchased	7	3,860	8	3,969	9	3,410
Bulk purchased	4	1,271	3	962	2	942
Commercial:
Commercial real estate	6	1,078	7	1,076	8	1,966
Commercial and industrial	2	82	4	127	4	217
Consumer	13	236	10	250	9	113
	56	8,573	55	8,764	56	8,894

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.11%		0.11%		0.11%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	—	$—	—	$—	2	$215
Correspondent purchased	—	—	—	—	1	282
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	1	18
Commercial and industrial	1	30	1	25	—	—
Consumer	—	—	—	—	—	—
	1	30	1	25	4	515
Total nonaccrual loans	57	8,603	56	8,789	60	9,409

Nonaccrual loans as a percentage of total loans		0.11%		0.11%		0.12%

OREO:
One- to four-family:
Originated(2)	—	$—	1	$67	—	$—
Correspondent purchased	—	—	—	—	1	219
	—	—	1	67	1	219
Total non-performing assets	57	$8,603	57	$8,856	61	$9,628

Non-performing assets as a percentage of total assets		0.09%		0.09%		0.09%

(1)Includes loans required to be reported as nonaccrual pursuant to accounting and/or internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing ten percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at June 30, 2024. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At June 30, 2024, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,518,238	55.2%	$5,984	47.1%	$1,763	24.6%	51%
Missouri	1,096,438	17.2	3,703	29.2	309	4.3	35
Other states	1,762,846	27.6	3,016	23.7	5,105	71.1	54
	$6,377,522	100.0%	$12,703	100.0%	$7,177	100.0%	53

Classified loans. The following table presents loans classified as special mention or substandard at the dates presented. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. The increase in commercial special mention loans at June 30, 2024 compared to September 30, 2023 was due mainly to two loans moving to special mention during the current year period as certain underlying economic considerations related to the loans are being monitored by management.

	June 30, 2024		March 31, 2024		September 30, 2023
	Special Mention	Substandard	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$20,362	$21,623	$21,531	$21,033	$18,603	$19,314
Commercial	23,212	2,531	19,886	1,969	16,407	1,293
Consumer	270	345	263	309	327	190
	$43,844	$24,499	$41,680	$23,311	$35,337	$20,797

Allowance for Credit Losses. The distribution of our ACL and the ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to the calculation of ACL as of June 30, 2024. The increase in the ACL to loans receivable ratio at June 30, 2024 compared to March 31, 2024 and September 30, 2023 was due primarily to changes in the loan portfolio mix, due specifically to commercial loan growth. Commercial loans generally have higher expected credit losses compared to one- to four-family loans.

	Distribution of ACL			Ratio of ACL to Loans Receivable
	June 30,	March 31,	September 30,	June 30,	March 31,	September 30,
	2024	2024	2023	2024	2024	2023
	(Dollars in thousands)
One- to four-family:
Originated	$1,984	$2,035	$2,084	0.05%	0.05%	0.05%
Correspondent purchased	2,630	2,793	2,972	0.12	0.12	0.12
Bulk purchased	167	195	207	0.13	0.15	0.15
Construction	27	37	65	0.11	0.09	0.09
Total	4,808	5,060	5,328	0.08	0.08	0.08
Commercial:
Real estate	17,616	16,605	15,589	1.57	1.60	1.57
Commercial and industrial	1,134	1,019	1,104	0.86	0.91	0.98
Construction	2,045	1,706	1,487	0.95	0.84	0.83
Total	20,795	19,330	18,180	1.42	1.43	1.41
Consumer	251	244	251	0.23	0.23	0.24
Total	$25,854	$24,634	$23,759	0.33	0.31	0.30

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

	At or For the Nine Months Ended
	June 30, 2024	June 30, 2023
	(Dollars in thousands)
Balance at beginning of period	$23,759	$16,371
ASU 2022-02 Adoption	20	—
Charge-offs	(101)	(31)
Recoveries	43	5
Net (charge-offs) recoveries	(58)	(26)
Provision for credit losses	2,133	6,054
Balance at end of period	$25,854	$22,399

Ratio of NCOs during the period
to average non-performing assets	0.64%	0.31%

ACL to nonaccrual loans at end of period	300.52	345.72

ACL to loans receivable, net at end of period	0.33	0.28

ACL to NCOs (annualized)	332x	667x

The ratio of NCOs to average non-performing assets was higher at the end of the current year period due primarily to higher NCOs compared to the prior year period. The ratio of ACL to nonaccrual loans was lower at the end of the current year period compared to the end of the prior year period due mainly to a higher balance of nonaccrual loans compared to the prior year period, partially offset by a higher ACL balance at June 30, 2024. The ratio of ACL to loans receivable, net was higher at the end of the current year period compared to the end of the prior year period due primarily to changes in the loan portfolio mix, specifically commercial loan growth. The ratio of ACL to NCOs was lower at the end of the current year period compared to the end of the prior year period due mainly to higher NCOs, partially offset by a higher ACL balance. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	For the Nine Months Ended
	June 30, 2024			June 30, 2023
	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$(25)	$3,958,194	—%	$(2)	$3,985,686	—%
Correspondent	—	2,367,032	—	—	2,419,202	—
Bulk purchased	—	133,783	—	—	144,514	—
Construction	—	36,500	—	—	65,382	—
Total	(25)	6,495,509	—	(2)	6,614,784	—
Commercial:
Real estate	60	1,038,727	0.01	(1)	842,324	—
Commercial and industrial	(3)	116,424	—	—	87,713	—
Construction	—	188,090	—	—	187,512	—
Total	57	1,343,241	—	(1)	1,117,549	—
Consumer:
Home equity	15	97,016	0.02	16	93,800	0.02
Other	11	9,654	0.11	13	8,800	0.15
Total	26	106,670	0.02	29	102,600	0.03
	$58	$7,945,420	—	$26	$7,834,933	—
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

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. The majority of our securities are government guaranteed or issued by GSEs. Overall, fixed-rate securities comprised 94% of our securities portfolio at June 30, 2024. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully tax-equivalent basis. The change in the portfolio yield at June 30, 2024 and March 31, 2024 compared to September 30, 2023 was primarily related to the securities strategy.

	June 30, 2024			March 31, 2024			September 30, 2023
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
MBS	$672,754	5.69%	5.7	$636,387	5.68%	6.2	$901,440	1.71%	4.7
U.S. Treasury bills	—	—	—	99,408	5.38	0.1	—	—	—
GSE debentures	116,802	5.60	5.6	91,542	5.62	5.5	479,610	0.64	1.9
Corporate bonds	4,000	5.12	7.9	4,000	5.12	8.1	4,000	5.12	8.6
Municipal bonds	—	—	—	—	—	—	942	2.55	6.9
	$793,556	5.68%	5.7	$831,337	5.63%	5.4	$1,385,992	1.35%	3.8

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

	For the Nine Months Ended
	June 30, 2024			June 30, 2023
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,384,482	1.35%	3.8	$1,563,307	1.29%	4.2
Maturities and repayments	(373,739)			(141,357)
Proceeds from sale	(1,272,512)			—
Net amortization of (premiums)/discounts	7,327			(2,296)
Purchases	1,059,833	5.59	4.5	—	—	—
Net loss from securities transactions	(13,345)			—
Change in valuation on AFS securities	9,907			25,213
Ending balance - carrying value	$801,953	5.68	5.7	$1,444,867	1.33	4.0

Liabilities. Total liabilities were $8.58 billion at June 30, 2024, compared to $9.13 billion at September 30, 2023. The decrease was due primarily to a decrease in borrowings as some of the funds from the securities strategy were used to repay all $500.0 million of outstanding borrowings under the BTFP.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. The amount of commercial non-maturity deposits included in the table below at June 30, 2024, March 31, 2024, and September 30, 2023 was $247.5 million, $251.8 million, and $267.3 million, respectively. The increase in the deposit portfolio rate at June 30, 2024 compared to March 31, 2024, and September 30, 2023 was due mainly to higher rates on retail certificates of deposit.

	June 30, 2024			March 31, 2024			September 30, 2023
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$548,760	—%	9.0%	$549,818	—%	8.9%	$558,326	—%	9.2%
Interest-bearing checking	872,462	0.27	14.2	902,848	0.19	14.7	901,994	0.19	14.9
Savings	515,399	0.56	8.4	482,503	0.27	7.9	480,091	0.12	7.9
Money market	1,263,229	1.67	20.6	1,300,252	1.67	21.2	1,380,617	1.96	22.8
Retail certificates of deposit	2,773,048	4.18	45.2	2,725,110	4.01	44.4	2,533,954	3.47	41.9
Commercial certificates of deposit	59,372	4.35	1.0	55,727	4.19	0.9	48,751	3.56	0.8
Public unit certificates of deposit	97,390	4.67	1.6	125,453	4.61	2.0	147,487	4.44	2.5
	$6,129,660	2.44	100.0%	$6,141,711	2.32	100.0%	$6,051,220	2.07	100.0%

Management has focused on retaining and growing deposits through the introduction of a high-yield savings account early in fiscal year 2024 which has a current rate of 4.21% for balances over $10 thousand. The high-yield savings account balance was $58.2 million as of June 30, 2024. A portion of the decrease in the money market portfolio during the current year period has been attributable to the growth in this product, along with the growth in retail certificates of deposit. Management has sought to grow certificates of deposit with terms of 14 months or less by offering market competitive rates. We have focused on terms that will allow us to price down certificates of deposit if the FRB reduces overnight rates. Our certificate of deposit retention rate has been approximately 90% over the past 12-months.

As of June 30, 2024, approximately $751.2 million (or approximately 12%) of the Bank's Call Report deposit balance was uninsured, of which approximately $440.0 million related to commercial and retail deposit accounts and the remainder was mainly comprised of fully collateralized public unit deposits and intercompany accounts. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

Borrowings. Total borrowings at June 30, 2024 were $2.29 billion, which was comprised of $1.99 billion in fixed-rate FHLB advances, $300.0 million in FHLB variable-rate advances tied to interest rate swaps, and $1.1 million in finance leases.
The following table presents the maturity of term borrowings, which consist of FHLB advances, along with associated weighted average contractual and effective rates as of June 30, 2024. Amortizing FHLB advances are presented based on their maturity dates versus their quarterly scheduled repayment dates.

Maturity by		Contractual	Effective
Fiscal Year	Amount	Rate	Rate(1)
	(Dollars in thousands)
2024	$175,000	4.79%	2.92%
2025	650,000	3.30	2.96
2026	575,000	2.81	2.95
2027	480,000	3.14	3.25
2028	315,574	4.93	4.18
2029	97,500	4.40	4.40
	$2,293,074	3.53	3.24

(1)The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents borrowing activity for the periods shown. The borrowings presented in the table have original contractual terms of one year or longer or are tied to interest rate swaps with original contractual terms of one year or longer. Line of credit borrowings and finance leases are excluded from the table. The effective rate is shown as a weighted average and includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. During the current year nine month period, BTFP borrowings were paid off with the proceeds received from the securities strategy.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2024			June 30, 2024			June 30, 2023
		Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
				(Dollars in thousands)
Beginning balance	$2,352,992	3.16%	1.9	$2,882,828	3.34%	1.8	$2,062,500	2.44%	2.5
Maturities and repayments	(109,918)	2.17		(339,754)	2.91		(222,254)	1.89
New FHLB borrowings	50,000	4.61	5.0	250,000	4.55	4.2	650,000	4.47	3.2
BTFP, net	—	—	—	(500,000)	4.70	—	500,000	4.70	1.0
Ending balance	$2,293,074	3.24	1.7	$2,293,074	3.24	1.7	$2,990,246	3.30	2.0

Leverage Strategy
Periodically, the Bank has utilized a leverage strategy to increase earnings, which entails entering into short-term FHLB borrowings and depositing the proceeds from these FHLB borrowings, net of the purchases of FHLB stock made to meet FHLB stock holding requirements, at the FRB of Kansas City. The leverage strategy is not a core operating business for the Company. It provides the Company the ability to utilize excess capital to generate earnings. Additionally, it is a strategy that can be exited quickly without additional costs. The profitability of the leverage strategy is attributable to net income derived from the dividends received on the increased FHLB stock holdings, plus the net interest rate spread between the yield on the leverage strategy cash at the FRB of Kansas City and the rate paid on the leverage strategy FHLB borrowings, less applicable Federal Deposit Insurance Corporation ("FDIC") premiums and estimated income tax expense. Leverage strategy borrowings are repaid prior to each quarter end so there is no impact to quarter end capital ratios. The leverage strategy was not in place at any time during the current year period due to the strategy being unprofitable, but it was in place at points during the prior year period. During the prior year period, the average balance of cash associated with the leverage strategy was $1.10 billion and interest earned on that cash was $34.7 million, the average balance of FHLB stock associated with the leverage strategy was $52.0 million and dividends earned on that stock were $3.4 million, and the average balance of FHLB borrowings associated with the leverage strategy was $1.16 billion and the related interest expense was $36.5 million. Additionally, the Company recognized $368 thousand of FDIC premiums and $209 thousand of income tax expense during the prior year period related to the leverage strategy. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Management continues to monitor the net interest rate spread and overall profitability of the leverage strategy.
Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and non-amortizing FHLB advances for the next four quarters as of June 30, 2024.

	September 30,	December 31,	March 31,	June 30,
	2024	2024	2025	2025	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$494,748	$684,174	$531,227	$404,517	$2,114,666
Repricing Rate	4.44%	4.50%	4.51%	4.49%	4.49%
Public Unit Certificates:
Amount	$34,985	$30,026	$17,526	$1,250	$83,787
Repricing Rate	4.63%	4.68%	4.90%	4.90%	4.71%
Term Borrowings:
Amount	$175,000	$200,000	$150,000	$200,000	$725,000
Repricing Rate	2.92%	3.35%	1.93%	3.27%	2.93%
Total
Amount	$704,733	$914,200	$698,753	$605,767	$2,923,453
Repricing Rate	4.07%	4.26%	3.97%	4.09%	4.11%

The following table sets forth the WAM information for our certificates of deposit, in years, as of June 30, 2024.

Retail certificates of deposit	0.9
Commercial certificates of deposit	0.6
Public unit certificates of deposit	0.5
Total certificates of deposit	0.9

Stockholders' Equity. Stockholders' equity totaled $1.02 billion at June 30, 2024, a decrease of $23.4 million from September 30, 2023. During the current year period, the Company repurchased $19.3 million of shares and paid regular quarterly cash dividends totaling $33.5 million, or $0.255 per share. On July 23, 2024, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.0 million, payable on August 16, 2024 to stockholders of record as of the close of business on August 2, 2024.

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank in accordance with regulatory standards. As of June 30, 2024, the Bank's capital ratios exceeded the well-capitalized requirements and the Bank exceeded all internal policy thresholds for sensitivity to changes in interest rates. See "Liquidity and Capital Resources" below for additional information regarding the Bank's regulatory capital requirements. As of June 30, 2024, the Bank's community bank leverage ratio ("CBLR") was 9.1%.

During the current year period, the Company repurchased 3,280,110 shares of common stock at an average price of $5.87 per share. There were no shares repurchased during the current quarter as the Company considered the level of cash at the holding company to be appropriate in light of its continuing evaluation of the corporate and tax implications of distributing earnings from the Bank to the Company as a result of the pre-1988 bad debt recapture requirements at the Bank level. The Company has $77.0 million authorized for repurchase under existing stock repurchase plans. These plans have no expiration date; however, the FRB's existing approval for the Company to repurchase shares up to $2.0 million expires in August 2024 and $75.0 million expires in February 2025. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors.

At June 30, 2024, Capitol Federal Financial, Inc., at the holding company level, had $49.1 million in cash on deposit at the Bank. For fiscal year 2024, it is the intention of the Company's Board of Directors to pay out the regular quarterly cash dividend of $0.085 per share, totaling $0.34 per share for the fiscal year. To the extent that earnings in fiscal year 2024 exceed $0.34 per share, the Board of Directors will consider the payment of additional dividends. Dividend payments depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level.

Based on the Company's accumulated earnings and profits at the beginning of its tax year and the expected current year tax earnings and profits deficit as a result of the losses associated with the securities strategy ("See Comparison of Operating Results for the Three Months Ended June 30, 2024 and March 31, 2024 - Income Tax Expense" below), all dividends paid to stockholders by the Company during fiscal year 2024 will be treated as a return of capital, pursuant to Internal Revenue Code Section 301(c)(2), which reduces the tax basis in the shares of the holder by the amount of the dividend received. Stockholders should consult their own tax advisors to determine the income tax consequences of their specific situation. The Company is providing this for informational purposes only and not as legal or tax advice. Based on current tax earnings and profits projections for fiscal year 2025, the Company anticipates that the majority, if not all, of the dividend payments to Company stockholders in fiscal year 2025 will be treated as dividends for tax purposes.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2024, 2023, and 2022. The amounts represent cash dividends paid during each period. For the quarter ended September 30, 2024, the amount presented represents the dividend payable on August 16, 2024 to stockholders of record as of the close of business on August 2, 2024.

	Calendar Year
	2024		2023		2022
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,127	$0.085	$11,319	$0.085	$11,535	$0.085
Quarter ended June 30	11,044	0.085	11,321	0.085	11,534	0.085
Quarter ended September 30	11,044	0.085	11,323	0.085	11,534	0.085
Quarter ended December 31	—	—	11,308	0.085	11,508	0.085
True-up dividends paid	—	—	—	—	37,701	0.280
True Blue Capitol dividends paid	—	—	—	—	27,143	0.200
Calendar year-to-date dividends paid	$33,215	$0.255	$45,271	$0.340	$110,955	$0.820

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2024	2024	2023	2023	2023
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$76,803	$76,122	$75,941	$74,031	$71,918
MBS	9,585	7,794	5,859	4,399	4,562
Cash and cash equivalents	3,875	4,513	4,778	6,139	10,009
FHLB stock	2,477	2,528	2,586	2,796	3,260
Investment securities	2,255	2,332	2,528	894	895
Total interest and dividend income	94,995	93,289	91,692	88,259	90,644

Interest expense:
Borrowings	18,438	18,554	19,656	27,746	31,449
Deposits	36,233	33,415	32,443	29,778	24,445
Total interest expense	54,671	51,969	52,099	57,524	55,894

Net interest income	40,324	41,320	39,593	30,735	34,750

Provision for credit losses	1,472	301	123	963	1,324

Net interest income
(after provision for credit losses)	38,852	41,019	39,470	29,772	33,426

Non-interest income	4,709	4,643	(8,894)	(187,704)	5,814
Non-interest expense	27,950	28,445	28,508	28,194	29,336
Income tax (benefit) expense	5,963	3,455	(475)	(45,736)	1,602
Net income (loss)	$9,648	$13,762	$2,543	$(140,390)	$8,302

Efficiency ratio	62.07%	61.89%	92.86%	(17.96%)	72.32%
Operating expense ratio (annualized)	1.17%	1.19%	1.18%	1.08%	1.09%

Basic EPS	$0.07	$0.11	$0.02	$(1.05)	$0.06
Diluted EPS	0.07	0.11	0.02	(1.05)	0.06

Comparison of Operating Results for the Three Months Ended June 30, 2024 and March 31, 2024

For the quarter ended June 30, 2024, the Company recognized net income of $9.6 million, or $0.07 per share, compared to net income of $13.8 million, or $0.11 per share, for the quarter ended March 31, 2024. The lower net income in the current quarter was due primarily to higher income tax expense, mainly from income tax expense on the quarterly earnings distribution from the Bank to the holding company due to the Bank's pre-1988 bad debt recapture, and a higher provision for credit losses due largely to commercial loan growth. The income tax expense associated with the pre-1988 bad debt recapture negatively impacted earnings by $0.03 per share in the current quarter. See additional discussion regarding the Bank's pre-1988 bad debt recapture in the "Income Tax Expense" section below. The net interest margin decreased five basis points, from 1.82% for the prior quarter to 1.77% for the current quarter due mainly to increases in the cost and average balance of retail certificates of deposit outpacing net interest margin improvements from the securities and loan portfolios.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2024	2024	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$76,803	$76,122	$681	0.9%
MBS	9,585	7,794	1,791	23.0
Cash and cash equivalents	3,875	4,513	(638)	(14.1)
FHLB stock	2,477	2,528	(51)	(2.0)
Investment securities	2,255	2,332	(77)	(3.3)
Total interest and dividend income	$94,995	$93,289	$1,706	1.8

The increase in interest income on loans receivable was due to an increase in the weighted average yield, partially offset by a lower average portfolio balance compared to the prior quarter due largely to a decrease in the one-to four-family correspondent loan portfolio. See additional discussion in the "Financial Condition" section above. The increase in interest income on MBS was due to an increase in average balance compared to the prior quarter as a result of the full quarter impact of purchases made late in the prior quarter as well as purchases made during the current quarter. The decrease in interest income on cash and cash equivalents was due to a decrease in the average balance as excess operating cash during the current quarter was, in part, reinvested into the MBS portfolio.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2024	2024	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$36,233	$33,415	$2,818	8.4%
Borrowings	18,438	18,554	(116)	(0.6)
Total interest expense	$54,671	$51,969	$2,702	5.2

The increase in interest expense on deposits was due primarily to increases in the weighted average rate paid and the average balance of the retail certificate of deposit portfolio.

Provision for Credit Losses
For the quarter ended June 30, 2024, the Bank recorded a provision for credit losses of $1.5 million, compared to a provision for credit losses of $301 thousand for the prior quarter. The provision for credit losses in the current quarter was comprised of a $1.3 million increase in the ACL for loans, along with a $195 thousand increase in the reserve for off-balance sheet credit exposures. The provision for credit losses associated with the ACL was due primarily to commercial loan growth.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2024	2024	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,706	$2,451	$255	10.4%
Insurance commissions	905	735	170	23.1
Other non-interest income	1,098	1,457	(359)	(24.6)
Total non-interest income	$4,709	$4,643	$66	1.4

The increase in deposit service fees was due primarily to increased debit card usage, which generated additional interchange and service charge income during the current quarter. The increase in insurance commissions was mainly a result of rate increases within the insurance market on both existing and new business. The decrease in other non-interest income was due mainly to a decrease in income on BOLI related to the receipt of death benefits in the prior quarter while none were received in the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2024	2024	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,307	$12,887	$420	3.3%
Information technology and related expense	5,364	4,954	410	8.3
Occupancy, net	3,263	3,481	(218)	(6.3)
Federal insurance premium	1,352	1,727	(375)	(21.7)
Regulatory and outside services	1,322	1,380	(58)	(4.2)
Advertising and promotional	951	1,271	(320)	(25.2)
Deposit and loan transaction costs	726	867	(141)	(16.3)
Office supplies and related expense	405	419	(14)	(3.3)
Other non-interest expense	1,260	1,459	(199)	(13.6)
Total non-interest expense	$27,950	$28,445	$(495)	(1.7)

The increase in salaries and employee benefits was due mainly to merit and other salary adjustments during the current quarter and an increase in loan commissions due to an increase in one- to four-family loan origination volume compared to the prior quarter. The increase in information technology and related expense was due primarily to higher software related expenses mainly related to new agreements and agreement renewals at higher costs. The decrease in the federal insurance premium was due to the actual FDIC assessment being lower than projected for the prior quarter, which was reflected in the current quarter when it was paid. The decrease in advertising and promotional expense was due mainly to the timing of campaigns compared to the prior quarter. The decrease in deposit and loan transaction costs was due primarily to expenses related to calendar year-end processing in the prior quarter. The decrease in other non-interest expense was due mainly to a reduction in customer fraud losses compared to the prior quarter.

The Company's efficiency ratio was 62.07% for the current quarter compared to 61.89% for the prior quarter. The change in the efficiency ratio was due to lower net interest income, partially offset by lower non-interest expense. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A higher value generally indicates that it is costing the financial institution more money to generate revenue, relative to its net interest income and non-interest income. The Company's operating expense ratio (annualized) for the current quarter was 1.17% compared to 1.19% for the prior quarter, due to lower non-interest expense compared to the prior quarter. The operating expense ratio is a measure of a financial institution's total non-interest expense as a percentage of average assets. The ratio provides insight into how efficiently the Company is managing its expenses in relation to its assets, without the impact of changes in interest rates which factors into the efficiency ratio.
Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and the effective tax rate.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2024	2024	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$15,611	$17,217	$(1,606)	(9.3)%
Income tax expense	5,963	3,455	2,508	72.6
Net income	$9,648	$13,762	$(4,114)	(29.9)

Effective Tax Rate	38.2%	20.1%

The increase in income tax expense and the higher effective tax rate in the current quarter was due primarily to recording $2.9 million of income taxes on the current quarter distribution of earnings from the Bank to the Company, compared to $508 thousand of income taxes on the distribution of earnings from the Bank to the Company during the prior quarter. The distribution of earnings during the current quarter was consistent with distributions in prior periods as 100% of the Bank's quarterly earnings were distributed to the Company.

The income tax on the earnings distribution from the Bank to the Company was due to the recapture of a portion of the Bank's bad debt reserves which were established prior to September 30, 1988, and are included in the Bank's retained earnings ("pre-1988 bad debt reserves"). It is anticipated that a taxable net loss will be reported on the Company's September 30, 2024 federal tax return due to the net losses associated with the securities strategy which will result in the Bank and Company having a negative current and accumulated earnings and profit tax position. This requires the Bank to draw upon the pre-1988 bad debt reserves for any distributions from the Bank to the Company during the current fiscal year. The Bank is required to pay taxes on the reductions to the pre-1988 bad debt reserves equal to the current corporate tax rate at the time of the distribution of the amount of Bank earnings paid to the Company ("pre-1988 bad debt recapture"). It is anticipated that the Bank will be required to record income tax expense on earnings distributions from the Bank to the Company for the remainder of fiscal year 2024 due to the amount of remaining pre-1988 bad debt reserves, which was $85.5 million, or $18.0 million tax effected, as of June 30, 2024. Management anticipates the effective tax rate for the fourth quarter of fiscal year 2024 will be approximately 30% which includes the pre-1988 bad debt recapture for the quarterly earnings projected to be paid from the Bank to the Company during the fourth quarter of fiscal year 2024, assuming regulatory approval is received for the distribution.

Management continues to evaluate the timing and amount of capital distributions from the Bank to the holding company during the remainder of the current fiscal year and in future periods in connection with the tax issues associated with the pre-1988 bad debt reserves. There is some uncertainty related to how the Bank's current earnings and profits, beginning in fiscal year 2025, should be treated in relation to distributions from the Bank to the Company and the associated impact, if any, to the pre-1988 bad debt reserves. Management anticipates the effective tax rate for fiscal year 2025 may be in the 30% to 33% range if the Bank is required to record income tax expense on all the distributions from the Bank to the Company during fiscal year 2025.

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

	For the Three Months Ended
	June 30, 2024			March 31, 2024
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,970,881	$35,612	3.59%	$3,987,323	$35,151	3.53%
Correspondent purchased	2,317,550	18,854	3.25	2,369,131	19,274	3.25
Bulk purchased	130,876	731	2.23	133,832	735	2.20
Total one- to four-family loans	6,419,307	55,197	3.44	6,490,286	55,160	3.40
Commercial loans	1,371,631	19,311	5.57	1,351,574	18,708	5.48
Consumer loans	107,793	2,295	8.56	106,267	2,254	8.53
Total loans receivable(1)	7,898,731	76,803	3.88	7,948,127	76,122	3.82
MBS(2)	675,506	9,585	5.68	538,882	7,794	5.78
Investment securities(2)(3)	163,765	2,255	5.51	175,832	2,332	5.31
FHLB stock(4)	106,122	2,477	9.39	107,562	2,528	9.45
Cash and cash equivalents(5)	283,939	3,875	5.40	330,751	4,513	5.40
Total interest-earning assets	9,128,063	94,995	4.15	9,101,154	93,289	4.09
Other non-interest-earning assets	451,143			467,949
Total assets	$9,579,206			$9,569,103

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$874,477	508	0.23	$878,243	438	0.20
Savings	494,614	491	0.40	471,239	224	0.19
Money market	1,268,261	5,259	1.67	1,335,269	5,706	1.72
Retail certificates	2,751,521	28,106	4.11	2,623,613	25,297	3.88
Commercial certificates	58,059	623	4.31	51,304	510	4.00
Wholesale certificates	106,680	1,246	4.70	112,077	1,240	4.45
Total deposits	5,553,612	36,233	2.62	5,471,745	33,415	2.46
Borrowings(6)	2,297,228	18,438	3.22	2,360,776	18,554	3.15
Total interest-bearing liabilities	7,850,840	54,671	2.80	7,832,521	51,969	2.67
Non-interest-bearing deposits	534,901			528,278
Other non-interest-bearing liabilities	169,555			172,042
Stockholders' equity	1,023,910			1,036,262
Total liabilities and stockholders' equity	$9,579,206			$9,569,103

Net interest income(7)		$40,324			$41,320
Net interest-earning assets	$1,277,223			$1,268,633
Net interest margin(8)			1.77			1.82
Ratio of interest-earning assets to interest-bearing liabilities			1.16x			1.16x

Selected performance ratios:
Return on average assets (annualized)(9)			0.40%			0.58%
Return on average equity (annualized)(10)			3.77			5.31
Average equity to average assets			10.69			10.83
Operating expense ratio (annualized)(11)			1.17			1.19
Efficiency ratio(12)			62.07			61.89

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)There were no nontaxable securities included in the average balance of investment securities for the quarters ended June 30, 2024 or March 31, 2024.
(4)There was no FHLB stock related to the leverage strategy for the quarters ended June 30, 2024 and March 31, 2024.
(5)There was no cash and cash equivalents related to the leverage strategy during the quarters ended June 30, 2024 and March 31, 2024.
(6)There was no FHLB borrowings related to the leverage strategy for the quarters ended June 30, 2024 and March 31, 2024. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2024 to the three months ended March 31, 2024. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	June 30, 2024 vs. March 31, 2024
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(294)	$975	$681
MBS	1,941	(150)	1,791
Investment securities	(164)	87	(77)
FHLB stock	(34)	(17)	(51)
Cash and cash equivalents	(638)	—	(638)
Total interest-earning assets	811	895	1,706

Interest-bearing liabilities:
Checking	(1)	71	70
Savings	12	255	267
Money market	(281)	(165)	(446)
Certificates of deposit	1,287	1,640	2,927
Borrowings	(499)	383	(116)
Total interest-bearing liabilities	518	2,184	2,702

Net change in net interest income	$293	$(1,289)	$(996)

Comparison of Operating Results for the Nine Months Ended June 30, 2024 and 2023

The Company recognized net income of $26.0 million, or $0.20 per share, for the current year period, compared to net income of $38.7 million, or $0.29 per share, for the prior year period. In the first quarter of fiscal year 2024, the Bank incurred $13.3 million ($10.0 million net of tax) of net losses related to the securities strategy discussed in the "Executive Summary" section above. The lower net income for the current year period was primarily a result of the net loss associated with the securities strategy, a decrease in deposit service fees, a decrease in net interest income, and an increase in income tax expense largely related to the pre-1988 bad debt recapture, partially offset by a lower provision for credit losses and a decrease in non-interest expense. Excluding the effects of the net loss associated with the securities strategy, EPS would have been $0.28 for the current year period. The income tax expense associated with the pre-1988 bad debt recapture negatively impacted earnings by $0.02 per share in the current year period.

The net interest margin increased 27 basis points, from 1.50% for the prior year period to 1.77% for the current year period, due primarily to the leverage strategy being in place during the prior year period but not in place during the current year period. The leverage strategy negatively impacted the net interest margin for the prior year period by 16 basis points. The remaining improvement in the net interest margin absent the leverage strategy when compared to the prior year period, was due to higher yields earned on securities and loans which outpaced the increase in the cost of deposits, largely in retail certificates of deposit.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$228,866	$206,056	$22,810	11.1%
MBS	23,238	14,121	9,117	64.6
Cash and cash equivalents	13,166	37,657	(24,491)	(65.0)
FHLB stock	7,591	11,025	(3,434)	(31.1)
Investment securities	7,115	2,671	4,444	166.4
Total interest and dividend income	$279,976	$271,530	$8,446	3.1

The increase in interest income on loans receivable was due largely to an increase in the weighted average yield and the average balance of the portfolio. The increase in the weighted average yield was due primarily to originations and purchases at higher market rates between periods, as well as disbursements on commercial construction loans at rates higher than the overall portfolio rate and upward repricing of existing adjustable-rate loans due to higher market interest rates. The increase in the average balance was mainly in the commercial loan portfolio which was partially offset by a decrease in the average balance of the one-to four-family loan portfolio. See additional discussion in the "Financial Condition" and "Financial Condition - Loans Receivable" sections above. The increase in interest income on MBS and investment securities was due to an increase in the weighted average yield, partially offset by a decrease in the average balance, both a result of the securities strategy. The decrease in interest income on cash and cash equivalents and the decrease in dividend income on FHLB stock were due mainly to the leverage strategy being utilized during the prior year period and not being utilized during the current year period. See additional information regarding the leverage strategy in the "Financial Condition - Borrowings" section above. Interest income on cash and cash equivalents related to the leverage strategy decreased $34.7 million and dividend income on FHLB stock related to the leverage strategy decreased $3.4 million compared to the prior year period. Interest income on cash and cash equivalents not associated with the leverage strategy increased $10.2 million due largely to an increase in the average balance of cash and cash equivalents as a result of the securities strategy.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$102,091	$52,489	$49,602	94.5%
Borrowings	56,648	96,504	(39,856)	(41.3)
Total interest expense	$158,739	$148,993	$9,746	6.5

The increase in interest expense on deposits was due almost entirely to an increase in the weighted average rate paid on the deposit portfolio, specifically retail certificates of deposit and money market accounts. Interest expense on borrowings associated with the leverage strategy decreased $36.5 million compared to the prior year period due to the leverage strategy being in place during the prior year period and not being in place during the current year period. Interest expense on borrowings not associated with the leverage strategy decreased $3.4 million due mainly to a reduction in the average outstanding balance of the FHLB line of credit compared to the prior year period and a decrease in borrowings under the BTFP, which were repaid during the first quarter of fiscal year 2024. The decrease was partially offset by new borrowings added between periods at market interest rates higher than the overall portfolio rate, to replace maturing advances and to fund operational needs.

Provision for Credit Losses
The Bank recorded a provision for credit losses of $1.9 million during the current year period, compared to a provision for credit losses of $5.9 million for the prior year period. The provision for credit losses in the current year period was comprised of a $2.1 million increase in the ACL for loans, partially offset by a $238 thousand release in the reserve for off-balance sheet credit exposures. The provision for credit losses associated with the ACL was due primarily to commercial loan growth.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$7,732	$9,987	$(2,255)	(22.6)%
Insurance commissions	2,503	2,560	(57)	(2.2)
Net loss from securities transactions	(13,345)	—	(13,345)	N/A
Other non-interest income	3,568	3,702	(134)	(3.6)
Total non-interest income	$458	$16,249	$(15,791)	(97.2)

The decrease in deposit service fees was due primarily to a change in the fee structure of certain deposit products after completion of the Bank's digital transformation project. The net loss from securities transactions relates to the securities strategy, with no similar transaction in the prior year period.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$39,186	$39,687	$(501)	(1.3)%
Information technology and related expense	15,687	16,977	(1,290)	(7.6)
Occupancy, net	10,116	10,598	(482)	(4.5)
Federal insurance premium	4,939	3,289	1,650	50.2
Regulatory and outside services	4,345	4,274	71	1.7
Advertising and promotional	3,210	3,613	(403)	(11.2)
Deposit and loan transaction costs	2,135	1,916	219	11.4
Office supplies and related expense	1,185	1,810	(625)	(34.5)
Other non-interest expense	4,100	3,576	524	14.7
Total non-interest expense	$84,903	$85,740	$(837)	(1.0)

The decrease in salaries and employee benefits was a result of a decrease in full-time equivalent employees between the two periods as a result of management's decision to not backfill non-critical employees through natural attrition, along with a reduction in loan commissions, partially offset by lower capitalized payroll costs than the prior year due to the digital transformation project in the prior year. In connection with management's decision to not backfill non-critical employees, beginning in fiscal year 2023, the Bank moved to a new branch staffing model comprised of decision makers and well-rounded employees that is intended to add an elevated experience for customers who choose in-person banking activities. The decrease in information technology and related expense was due mainly to lower third-party project management expenses due to the Bank's digital transformation project during the prior year period along with the discontinuation of other costs associated with the previous core system, partially offset by higher software licensing expenses resulting from new agreements associated with the digital transformation project. The increase in the federal insurance premium was due primarily to an increase in the FDIC assessment rate as a result of the way the rate is adjusted for the occurrence of a net loss during the quarter ending September 30, 2023. The decrease in advertising and promotional expense was due primarily to the timing of campaigns between the periods. The increase in deposit and loan transaction costs was due primarily to the outsourcing of statement processing related to the digital transformation, partially offset by a reduction in other costs due to the digital transformation. The decrease in office supplies and related expense was due primarily to the outsourcing of statement processing related to the digital transformation, and the timing of office supply purchases between periods. The increase in other non-interest expense was due mainly to an increase in customer fraud losses.

The Company's efficiency ratio was 69.77% for the current year period compared to 61.78% for the prior year period. Excluding the net losses from the securities strategy, the efficiency ratio would have been 62.87% for the current year period. The change in the efficiency ratio, excluding the securities strategy, was due primarily to lower non-interest income in the current year period compared to the prior year period. The Company's operating expense ratio (annualized) for the current year period was 1.18% compared to 1.03% for the prior year period, due mainly to lower average assets in the current year period. The leverage strategy was in place at times during the prior year period, which increased assets, but was not in place during the current year period.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$34,896	$47,171	$(12,275)	(26.0)%
Income tax expense	8,943	8,440	503	6.0
Net income	$25,953	$38,731	$(12,778)	(33.0)

Effective Tax Rate	25.6%	17.9%

The increase in income tax expense and the higher effective tax rate in the current year period was due primarily to recording income taxes on the current year distributions of earnings from the Bank to the Company in association with the pre-1988 bad debt recapture, partially offset by a $3.3 million tax benefit related to the $13.3 million net loss on the securities sale associated with the securities strategy.

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

	For the Nine Months Ended
	June 30, 2024			June 30, 2023
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,994,694	$105,823	3.53%	$4,051,068	$101,249	3.33%
Correspondent purchased	2,367,032	57,788	3.26	2,419,202	56,578	3.12
Bulk purchased	133,783	2,160	2.15	144,514	1,374	1.27
Total one- to four-family loans	6,495,509	165,771	3.40	6,614,784	159,201	3.21
Commercial loans	1,343,241	56,285	5.51	1,117,549	41,089	4.85
Consumer loans	106,670	6,810	8.53	102,600	5,766	7.51
Total loans receivable(1)	7,945,420	228,866	3.83	7,834,933	206,056	3.50
MBS(2)	580,178	23,238	5.34	1,173,959	14,121	1.60
Investment securities(2)(3)	202,392	7,115	4.69	525,035	2,671	0.68
FHLB stock(4)	107,448	7,591	9.44	170,652	11,025	8.64
Cash and cash equivalents(5)	320,398	13,166	5.40	1,182,559	37,657	4.20
Total interest-earning assets	9,155,836	279,976	4.06	10,887,138	271,530	3.32
Other non-interest-earning assets	461,030			261,221
Total assets	$9,616,866			$11,148,359

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$879,536	1,389	0.21	$982,372	1,056	0.14
Savings	480,656	854	0.24	536,363	343	0.09
Money market	1,322,851	17,702	1.79	1,622,486	12,513	1.03
Retail certificates	2,643,182	76,603	3.87	2,193,096	34,567	2.11
Commercial certificates	52,961	1,596	4.02	38,970	608	2.09
Wholesale certificates	116,590	3,947	4.52	126,567	3,402	3.59
Total deposits	5,495,776	102,091	2.48	5,499,854	52,489	1.28
Borrowings(6)	2,375,474	56,648	3.18	3,829,154	96,504	3.35
Total interest-bearing liabilities	7,871,250	158,739	2.69	9,329,008	148,993	2.13
Non-interest-bearing deposits	533,454			569,239
Other non-interest-bearing liabilities	179,929			175,176
Stockholders' equity	1,032,233			1,074,936
Total liabilities and stockholders' equity	$9,616,866			$11,148,359

Net interest income(7)		$121,237			$122,537
Net interest-earning assets	$1,284,586			$1,558,130
Net interest margin(8)			1.77			1.50
Ratio of interest-earning assets to interest-bearing liabilities			1.16x			1.17x

Selected performance ratios:
Return on average assets (annualized)(9)(14)			0.36%			0.46%
Return on average equity (annualized)(10)(14)			3.35			4.80
Average equity to average assets			10.73			9.64
Operating expense ratio (annualized)(11)			1.18			1.03
Efficiency ratio(12)(14)			69.77			61.78
Pre-tax yield on leverage strategy(13)			—			0.13

(1)Balances are adjusted for unearned loan fees and deferred costs.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $68 thousand and $1.1 million for the nine month periods ended June 30, 2024 and June 30, 2023, respectively.
(4)There was no FHLB stock related to the leverage strategy for the nine month period ended June 30, 2024. Included in this line, for the nine month period ended June 30, 2023, is FHLB stock related to the leverage strategy with an average outstanding balance of $52.0 million and dividend income of $3.4 million, at a weighted average yield of 8.65%, and FHLB stock not related to the leverage strategy with an average outstanding balance of $118.7 million and dividend income of $7.7 million, at a weighted average yield of 8.63%.
(5)There was no cash and cash equivalents related to the leverage strategy during the nine month period ended June 30, 2024. The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $1.10 billion and interest income of $34.7 million, at a weighted average yield of 4.14% during the nine month period ended June 30, 2023.
(6)There were no borrowings related to the leverage strategy during the nine month period ended June 30, 2024. Included in this line, for the nine month period ended June 30, 2023, are FHLB borrowings related to the leverage strategy with an average outstanding balance of $1.16 billion and interest paid of $36.5 million, at a weighted average rate of 4.17%, and borrowings not related to the leverage strategy with an average outstanding balance of $2.67 billion and interest paid of $60.0 million, at a weighted average rate of 2.99%. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
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
(14)The table below provides a reconciliation between performance measures presented in accordance with GAAP and the same performance measures absent the impact of the net loss on the securities transactions associated with the securities strategy, which are not presented in accordance with GAAP. The securities strategy was non-recurring in nature; therefore management believes it is meaningful to investors to present certain financial measures without the securities strategy to better evaluate the Company's core operations. See information regarding the securities strategy in the "Executive Summary" discussion above.

	For the Nine Months Ended
	June 30, 2024
			Without
			Securities
	Actual	Securities	Strategy
	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.36%	(0.14)%	0.50%
Return on average equity (annualized)	3.35	(1.31)	4.66
Efficiency Ratio	69.77	6.90	62.87
EPS(15)	$0.20	$(0.08)	$0.28
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

	For the Nine Months Ended
	June 30, 2024 vs. June 30, 2023
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$5,993	$16,817	$22,810
MBS	(10,110)	19,227	9,117
Investment securities	(2,555)	6,999	4,444
FHLB stock	(4,355)	921	(3,434)
Cash and cash equivalents	(33,056)	8,565	(24,491)
Total interest-earning assets	(44,083)	52,529	8,446

Interest-bearing liabilities:
Checking	(119)	452	333
Savings	(39)	550	511
Money market	(2,638)	7,828	5,190
Certificates of deposit	8,633	34,935	43,568
Borrowings	(45,882)	6,026	(39,856)
Total interest-bearing liabilities	(40,045)	49,791	9,746

Net change in net interest income	$(4,038)	$2,738	$(1,300)

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

For the quarter ended June 30, 2024, the Company recognized net income of $9.6 million, or $0.07 per share, compared to net income of $8.3 million, or $0.06 per share for the quarter ended June 30, 2023. The increase in net income was due primarily to an increase in net interest income partially offset by higher income tax expense, mainly from income tax expense on the quarterly earnings distribution from the Bank to the holding company due to the Bank's pre-1988 bad debt recapture. The income tax expense associated with the pre-1988 bad debt recapture negatively impacted earnings by $0.03 per share in the current year quarter.

The net interest margin increased 45 basis points, from 1.32% for the prior year quarter to 1.77% for the current quarter, due primarily to higher yields on securities and loans and a lower average balance on borrowings, which outpaced the increase in the cost of deposits, largely retail certificates of deposit. The leverage strategy was in place during the prior year quarter, but was not in place during the current quarter. The leverage strategy negatively impacted the net interest margin for the prior year quarter by seven basis points.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$76,803	$71,918	$4,885	6.8%
MBS	9,585	4,562	5,023	110.1
Cash and cash equivalents	3,875	10,009	(6,134)	(61.3)
FHLB stock	2,477	3,260	(783)	(24.0)
Investment securities	2,255	895	1,360	152.0
Total interest and dividend income	$94,995	$90,644	$4,351	4.8

The increase in interest income on loans receivable was due mainly to an increase in the weighted average yield of the loan portfolio. The increase in the weighted average yield was due primarily to originations and purchases/participations at higher market yields between periods, as well as disbursements on commercial construction loans at rates higher than the overall portfolio rate and upward repricing of existing adjustable-rate loans due to higher market interest rates. The increase in interest income on MBS and investment securities was due to an increase in the weighted average yield, partially offset by a decrease in the average balance, both mainly a result of the securities strategy. The decrease in interest income on cash and cash equivalents and the decrease in dividend income on FHLB stock were due mainly to the leverage strategy being utilized during the prior year quarter and not being utilized during the current year quarter. Interest income on cash and cash equivalents related to the leverage strategy decreased $7.5 million and dividend income on FHLB stock related to the leverage strategy decreased $610 thousand compared to the prior year quarter. Interest income on cash and cash equivalents not associated with the leverage strategy increased $1.4 million due primarily to an increase in the average balance of cash which was mainly a result of the securities strategy.

Interest Expense
The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$36,233	$24,445	$11,788	48.2%
Borrowings	18,438	31,449	(13,011)	(41.4)
Total interest expense	$54,671	$55,894	$(1,223)	(2.2)

The increase in interest expense on deposits was due primarily to an increase in the weighted average rate paid and the average balance of the retail certificate of deposit portfolio. Interest expense on borrowings associated with the leverage strategy decreased $7.9 million compared to the prior year quarter due to the leverage strategy being in place during the prior year quarter and not being in place during the current year quarter. Interest expense on borrowings not associated with the leverage strategy decreased $5.1 million due primarily to a decrease in borrowings under the Federal Reserve's BTFP, which were repaid during the quarter ended December 31, 2023 in association with the securities strategy.

Provision for Credit Losses
The Bank recorded a provision for credit losses during the current quarter of $1.5 million, compared to a provision of $1.3 million during the prior year quarter. See Comparison of "Operating Results for the Three Months Ended June 30, 2024 and March 31, 2024" above for additional discussion regarding the provision for credit losses during the current quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,706	$3,404	$(698)	(20.5)%
Insurance commissions	905	888	17	1.9
Other non-interest income	1,098	1,522	(424)	(27.9)
Total non-interest income	$4,709	$5,814	$(1,105)	(19.0)

The decrease in deposit service fees was due primarily to a change in the fee structure of certain deposit products after the Bank's digital transformation project. The decrease in other non-interest income was due mainly to a decrease in income on BOLI related to the receipt of death benefits in the prior year quarter while none were received in the current year quarter, along with a decrease in the fair value of a loan-related financial derivative.
Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$13,307	$13,200	$107	0.8%
Information technology and related expense	5,364	6,118	(754)	(12.3)
Occupancy, net	3,263	3,556	(293)	(8.2)
Federal insurance premium	1,352	1,231	121	9.8
Regulatory and outside services	1,322	1,436	(114)	(7.9)
Advertising and promotional	951	1,447	(496)	(34.3)
Deposit and loan transaction costs	726	615	111	18.0
Office supplies and related expense	405	546	(141)	(25.8)
Other non-interest expense	1,260	1,187	73	6.1
Total non-interest expense	$27,950	$29,336	$(1,386)	(4.7)

The decrease in information technology and related expenses was due mainly to lower third-party project management expenses associated with the digital transformation project during the prior year quarter along with other costs no longer incurred that were associated with the previous system, partially offset by higher software licensing expenses resulting from new agreements associated with the digital transformation project. The decrease in advertising and promotional expense was due primarily to the timing of campaigns between the periods.

The Company's efficiency ratio was 62.07% for the current quarter compared to 72.32% for the prior year quarter. The improvement in the efficiency ratio was due primarily to higher net interest income and lower non-interest expense in the current quarter. The Company's operating expense ratio (annualized) for the current quarter was 1.17% compared to 1.09% for the prior year quarter, due mainly to lower average assets in the current quarter, partially offset by lower non-interest expense. The decrease in average assets was due primarily to the securities strategy, which lowered the average balance of securities compared to the prior year quarter, along with the leverage strategy being in place at times during the prior year quarter, which increased assets. The leverage strategy was not in place during the current year quarter.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and the effective tax rate.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$15,611	$9,904	$5,707	57.6%
Income tax expense	5,963	1,602	4,361	272.2
Net income	$9,648	$8,302	$1,346	16.2

Effective Tax Rate	38.2%	16.2%

The higher income tax expense in the current year quarter was due primarily to recording $2.9 million of income taxes on the current quarter distribution of earnings from the Bank to the Company, along with higher pretax income in the current quarter. The income tax expense on the distribution of earnings is also the main reason for the increase in the effective tax rate between periods as there was no such income tax expense on distributions in the prior year quarter. See Comparison of "Operating Results for the Three Months Ended June 30, 2024 and March 31, 2024" above for additional discussion.

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

	For the Three Months Ended
	June 30, 2024			June 30, 2023
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,970,881	$35,612	3.59%	$4,052,906	$34,224	3.38%
Correspondent purchased	2,317,550	18,854	3.25	2,491,016	19,937	3.20
Bulk purchased	130,876	731	2.23	141,985	527	1.49
Total one- to four-family loans	6,419,307	55,197	3.44	6,685,907	54,688	3.27
Commercial loans	1,371,631	19,311	5.57	1,180,906	15,172	5.08
Consumer loans	107,793	2,295	8.56	102,390	2,058	8.06
Total loans receivable(1)	7,898,731	76,803	3.88	7,969,203	71,918	3.60
MBS(2)	675,506	9,585	5.68	1,126,953	4,562	1.62
Investment securities(2)(3)	163,765	2,255	5.51	525,012	895	0.68
FHLB stock(4)	106,122	2,477	9.39	146,482	3,260	8.93
Cash and cash equivalents(5)	283,939	3,875	5.40	769,434	10,009	5.15
Total interest-earning assets	9,128,063	94,995	4.15	10,537,084	90,644	3.43
Other non-interest-earning assets	451,143			271,898
Total assets	$9,579,206			$10,808,982

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$874,477	508	0.23	$949,909	398	0.17
Savings	494,614	491	0.40	521,831	143	0.11
Money market	1,268,261	5,259	1.67	1,485,672	6,295	1.70
Retail certificates	2,751,521	28,106	4.11	2,339,477	15,685	2.69
Commercial certificates	58,059	623	4.31	44,083	307	2.80
Wholesale certificates	106,680	1,246	4.70	155,157	1,617	4.18
Total deposits	5,553,612	36,233	2.62	5,496,129	24,445	1.78
Borrowings(6)	2,297,228	18,438	3.22	3,520,594	31,449	3.57
Total interest-bearing liabilities	7,850,840	54,671	2.80	9,016,723	55,894	2.48
Non-interest-bearing deposits	534,901			556,682
Other non-interest-bearing liabilities	169,555			161,360
Stockholders' equity	1,023,910			1,074,217
Total liabilities and stockholders' equity	$9,579,206			$10,808,982

Net interest income(7)		$40,324			$34,750
Net interest-earning assets	$1,277,223			$1,520,361
Net interest margin(8)			1.77			1.32
Ratio of interest-earning assets to interest-bearing liabilities			1.16x			1.17x

Selected performance ratios:
Return on average assets (annualized)(9)			0.40%			0.31%
Return on average equity (annualized)(10)			3.77			3.09
Average equity to average assets			10.69			9.94
Operating expense ratio (annualized)(11)			1.17			1.09
Efficiency ratio(12)			62.07			72.32
Pre-tax yield on leverage strategy(13)			—			0.07

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)There were no nontaxable securities included in the average balance of investment securities for the three months ended June 30, 2024. The average balance of investment securities includes an average balance of nontaxable securities of $1.0 million for the three months ended June 30, 2023.
(4)There was no FHLB stock related to the leverage strategy for the three months ended June 30, 2024. Included in this line, for the three months ended June 30, 2023 is FHLB stock related to the leverage strategy with an average outstanding balance of $27.2 million and dividend income of $610 thousand, at a weighted average yield of 9.00%, and FHLB stock not related to the leverage strategy with an average outstanding balance of $119.3 million and dividend income of $2.7 million, at a weighted average yield of 8.91%.
(5)There was no cash and cash equivalents related to the leverage strategy during the three months ended June 30, 2024. The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $577.2 million and interest income of $7.5 million, at a weighted average yield of 5.15% during the three months ended June 30, 2023.
(6)There was no FHLB borrowings related to the leverage strategy for the three months ended June 30, 2024. Included in this line, for the three months ended June 30, 2023 are FHLB borrowings related to the leverage strategy with an average outstanding balance of $604.4 million and interest paid of $7.9 million, at a weighted average rate of 5.20%, and borrowings not related to the leverage strategy with an average outstanding balance of $2.92 billion and interest paid of $23.5 million, at a weighted average rate of 3.23%. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2024 to the three months ended June 30, 2023. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended June 30,
	2024 vs. 2023
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$387	$4,498	$4,885
MBS	(2,458)	7,481	5,023
Investment securities	(1,002)	2,362	1,360
FHLB stock	(935)	152	(783)
Cash and cash equivalents	(6,603)	469	(6,134)
Total interest-earning assets	(10,611)	14,962	4,351

Interest-bearing liabilities:
Checking	(34)	143	109
Savings	(8)	356	348
Money market	(904)	(131)	(1,035)
Certificates of deposit	2,917	9,449	12,366
Borrowings	(12,347)	(664)	(13,011)
Total interest-bearing liabilities	(10,376)	9,153	(1,223)

Net change in net interest income	$(235)	$5,809	$5,574

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at the FHLB, in addition to the FRB of Kansas City's discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's FHLB borrowing limit was 50% of Bank Call Report total assets as of June 30, 2024, as approved by FHLB senior management. FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. When the leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the FHLB borrowings at the FRB of Kansas City, which can be used to meet any short-term liquidity needs. Additionally, FHLB borrowings may exceed 40% of Bank Call Report total assets if the Bank continues its leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the short-term FHLB borrowings in conjunction with the leverage strategy can be repaid at maturity, if necessary or desired. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral. At June 30, 2024, the amount of securities pledged for the discount window was $112.7 million. At June 30, 2024, there were no borrowings from the FRB of Kansas City's discount window. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal overnight borrowing.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. Recently, the Bank started entering into fully-amortizing FHLB advances that require periodic payments of principal over the term of the advance. This type of advance allows the Bank the opportunity to start repricing its liability cash flows sooner in a down-rate environment and generally provides for favorable pricing when compared to similar long term bullet advances with comparable average lives as a result of the current term structure of interest rates. The Bank's internal policy limits total borrowings to 55% of total assets. At June 30, 2024, the Bank had total borrowings, at par, of $2.29 billion, or approximately 24% of total assets. The borrowings balance was composed of FHLB advances. Of this amount, $774.7 million is scheduled to be repaid or mature in the next 12 months. Management estimated that the Bank had $2.93 billion in additional liquidity available at June 30, 2024 based on the Bank's blanket collateral agreement with FHLB and unencumbered securities.

At June 30, 2024, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank has the ability to utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At June 30, 2024, the Bank had $672.3 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs. The Bank also has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of June 30, 2024, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At June 30, 2024, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 2% of total deposits. The Bank had pledged securities with an estimated fair value of $126.3 million as collateral for public unit certificates of deposit at June 30, 2024. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At June 30, 2024, $2.20 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $83.8 million of public unit certificates of deposit and $50.7 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  Due to the nature of public unit certificates of deposit and commercial certificates of deposit, retention rates are not as predictable as for retail certificates of deposit.

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

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank remains well capitalized after each capital distribution (as evidenced by maintaining regulatory capital ratios greater than the required percentages) and operates in a safe and sound manner, it is management's belief that the OCC and FRB will continue to allow the Bank to distribute its earnings to the Company, although no assurance can be given in this regard. Management continues to evaluate the timing and amount of capital distributions to be made from the Bank to the holding company during the remainder of the current fiscal year and in future periods in connection with the tax issues associated with the Bank's pre-1988 bad debt recapture. See additional discussion regarding the Bank's pre-1988 bad debt recapture in "Comparison of Operating Results for the Three Months Ended June 30, 2024 and March 31, 2024", "Item 1. Financial Statements - Note 6. Income Taxes", and "Item 1A. Risk Factors".

Regulatory Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain the required minimum leverage ratio of 9.0% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well capitalized category under the agencies' PCA framework. As of June 30, 2024, the Bank's CBLR was 9.1% and the Company's CBLR was 10.0%, which exceeded the minimum requirements. The Bank's risk-based tier 1 capital ratio at June 30, 2024 was 16.0%.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,634,849	$1,821,014	$1,384,363	$3,110,031	$7,950,257
Securities(2)	252,423	175,566	188,413	177,154	793,556
Other interest-earning assets	292,786	—	—	—	292,786
Total interest-earning assets	2,180,058	1,996,580	1,572,776	3,287,185	9,036,599

Interest-bearing liabilities:
Non-maturity deposits(3)	609,489	422,480	366,080	1,850,853	3,248,902
Certificates of deposit	2,198,453	606,664	124,496	197	2,929,810
Borrowings(4)	776,214	1,177,580	347,644	27,000	2,328,438
Total interest-bearing liabilities	3,584,156	2,206,724	838,220	1,878,050	8,507,150

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,404,098)	$(210,144)	$734,556	$1,409,135	$529,449

Cumulative excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,404,098)	$(1,614,242)	$(879,686)	$529,449

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
June 30, 2024	(14.6)%	(16.8)%	(9.2)%	5.5%
March 31, 2024	(11.3)
September 30, 2023	(11.7)

Cumulative one-year gap - interest rates +200 bps at:
June 30, 2024	(16.6)
March 31, 2024	(12.5)
September 30, 2023	(11.9)

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
(2)MBS reflect projected prepayments at amortized cost. All other securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of June 30, 2024, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts are based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $4.04 billion, for a cumulative one-year gap of (42.1)% of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $300.0 million of FHLB adjustable-rate advances tied to interest rate swaps. The repricing of these liabilities is projected to occur at the maturity date of each interest rate swap.

At June 30, 2024, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.40) billion, or (14.6)% of total assets, compared to $(1.19) billion, or (11.7)% of total assets, at September 30, 2023. The change in the one-year gap amount was due to a net increase in the amount of liability cash flows coming due in one year, partially offset by an increase in the amount of interest-earning asset cash flows coming due in one year as of June 30, 2024, compared to September 30, 2023. The net increase in liability cash flows coming due in one year primarily related to the Bank's retail certificate of deposit portfolio, partially offset by a decrease in borrowings coming due in one year as the Bank repaid its BTFP amount outstanding in conjunction with the securities strategy. The increase in the one-year cash flow for retail certificates of deposit was due to the Bank continuing to offer higher rates on shorter-term certificates of deposit. The increase in interest-earning assets projected to mature or reprice within one year was due primarily to an increase in the amount of loans expected to mature or reprice, as well as to an increase in the balance of cash between periods.

The amount of interest-bearing liabilities expected to reprice in a given period is not typically significantly impacted by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of June 30, 2024, the Bank's one-year gap is projected to be $(1.59) billion, or (16.6)% of total assets. The change in the gap compared to when there is no change in rates was due to lower anticipated net cash flows primarily as a result of lower prepayments on mortgage-related assets in the higher rate environment. This compares to a one-year gap of $(1.21) billion, or (11.9)% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2023.

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

Change	Net Interest Income At
(in Basis Points)	June 30, 2024			September 30, 2023
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$159,739	$(7,258)	(4.4)%	N/A	N/A	N/A
-200 bp	162,853	(4,144)	(2.5)	$126,495	$(6,963)	(5.2)%
-100 bp	165,289	(1,708)	(1.0)	130,374	(3,084)	(2.3)
000 bp	166,997	—	—	133,458	—	—
+100 bp	167,667	670	0.4	136,147	2,689	2.0
+200 bp	167,454	457	0.3	138,804	5,346	4.0
+300 bp	167,481	484	0.3	141,494	8,036	6.0

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

In general, increases/(decreases) in the Bank's net interest income projections under the various interest rate scenarios presented are due to the degree to which rates earned on funds received through loan and securities repayments, in each scenario, are greater/(less) than the projected change in deposit and borrowing rates in the next 12 months. The net interest income projection was higher in the base case scenario at June 30, 2024 compared to September 30, 2023, due primarily to transactions associated with the securities strategy, which resulted in a decrease in interest expense on borrowings due to the Bank repaying the BTFP borrowing and an increase in interest income on cash and securities. These interest income benefits were partially offset by higher interest expense projections on the Bank's deposit portfolio, primarily on its retail certificate of deposit portfolio, due to increases in both the balance and rate between the two periods.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	June 30, 2024			September 30, 2023
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$1,193,185	$218,302	22.4%	N/A	N/A	N/A
-200 bp	1,159,421	184,538	18.9	$1,302,781	$283,093	27.8%
-100 bp	1,080,349	105,466	10.8	1,145,404	125,716	12.3
000 bp	974,883	—	—	1,019,688	—	—
+100 bp	860,101	(114,782)	(11.8)	888,642	(131,046)	(12.9)
+200 bp	732,347	(242,536)	(24.9)	757,870	(261,818)	(25.7)
+300 bp	598,219	(376,664)	(38.6)	632,716	(386,972)	(38.0)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The Bank's MVPE decreased from $1.02 billion at September 30, 2023 to $974.9 million at June 30, 2024. The decrease was due primarily to model enhancements associated with the calculation of the Bank's estimated MVPE, partially offset by decreases in market interest rates between the two periods, most notably across the intermediate and long-term tenors of the yield curve, as well as to balance sheet composition changes resulting from the securities strategy. The decrease in market interest rates resulted in an increase in the value of the Bank's interest-earning assets more than it increased the value of its interest-bearing liabilities.

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

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of June 30, 2024. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	$801,953	5.68%	3.3		8.7%
Loans receivable:
Fixed-rate one- to four-family	5,434,393	3.38	6.7	68.3%	59.2
Fixed-rate commercial	497,635	4.68	2.9	6.3	5.4
All other fixed-rate loans	38,112	6.84	6.5	0.5	0.4
Total fixed-rate loans	5,970,140	3.51	6.4	75.1	65.0
Adjustable-rate one- to four-family	918,487	4.12	4.0	11.5	10.0
Adjustable-rate commercial	967,748	6.05	5.5	12.2	10.6
All other adjustable-rate loans	94,903	8.59	3.0	1.2	1.0
Total adjustable-rate loans	1,981,138	5.27	4.7	24.9	21.6
Total loans receivable	7,951,278	3.95	5.9	100.0%	86.6
FHLB stock	106,309	9.47	1.9		1.2
Cash and cash equivalents	317,821	4.97	—		3.5
Total interest-earning assets	$9,177,361	4.20	5.4		100.0%

Non-maturity deposits	$2,651,090	1.00	6.5	47.5%	33.7%
Retail certificates of deposit	2,773,048	4.18	0.9	49.7	35.2
Commercial certificates of deposit	59,372	4.35	0.6	1.1	0.8
Public unit certificates of deposit	97,390	4.67	0.5	1.7	1.2
Total interest-bearing deposits	5,580,900	2.68	3.5	100.0%	70.9
Term borrowings	2,294,165	3.24	1.7		29.1
Total interest-bearing liabilities	$7,875,065	2.84	3.0		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of June 30, 2024. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2024, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Bank's bad debt recapture amount may impact the amount and timing of capital distributions to the Company
The Bank had $85.5 million in pre-1988 bad debt reserves at June 30, 2024, which equates to an unrecorded deferred tax liability of $18.0 million. The Bank is anticipated to have a net loss for tax purposes in the current year due to the sale of securities in October 2023 associated with the securities strategy and will therefore have a negative accumulated earnings and profits for fiscal year 2024. As a result of the negative accumulated earnings and profits, any capital distributions from the Bank to the holding company during fiscal year 2024 would be deemed to be drawn out of the Bank's pre-1988 bad debt reserves and will result in the recognition of income tax expense at the then-current rate by the Bank. This additional tax expense will reduce the amount of earnings that will be available to be distributed to the holding company during the current fiscal year, at a minimum.

Management is currently evaluating the income tax issues associated with the pre-1988 bad debt reserves and the timing and amount of capital distributions to be made from the Bank to the holding company during the remainder of the current fiscal year and in future periods. There is some uncertainty related to how the Bank's current earnings and profits, beginning in fiscal year 2025, should be treated in relation to distributions from the Bank to the Company and the associated impact, if any, on the pre-1988 bad debt reserves.

See additional discussion regarding the Bank's pre-1988 bad debt recapture in "Comparison of Operating Results for the Three Months Ended June 30, 2024 and March 31, 2024" and "Item 1. Financial Statements - Note 6. Income Taxes".

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See "Liquidity and Capital Resources - Limitations on Dividends and Other Capital Distributions" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our stock repurchase activity during the three months ended June 30, 2024 and additional information regarding our stock repurchase program. As of June 30, 2024, the Company was authorized to repurchase up to $77.0 million of its common stock under existing stock repurchase plans. These plans have no expiration date; however, the FRB's existing approval for the Company to repurchase shares up to $2.0 million expires in August 2024 and $75.0 million expires in February 2025. Shares may be repurchased from time to time in the open market or in privately negotiated transactions based upon market conditions, available liquidity and other factors.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
April 1, 2024 through
April 30, 2024	—	$—	—	$1,964,729
May 1, 2024 through
May 31, 2024	—	—	—	1,964,729
June 1, 2024 through
June 30, 2024	—	—	—	1,964,729
Total	—	—	—	1,964,729

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Plans
During the quarter ended June 30, 2024, no director or executive officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, filed with the Securities and Exchange Commission on August 7, 2024, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at June 30, 2024 and September 30, 2023, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2024 and 2023, (iv) Consolidated Statements of Stockholders' Equity for the three and nine months ended June 30, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2024 and 2023, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: August 7, 2024	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: August 7, 2024	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer