Form 10-K
period 2024-09-30
Capitol Federal Financial, Inc.
filed 2024-11-27
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
                                                                                 or
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
Large accelerated filer ☒            Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ Stock Market as of March 31, 2024, was $772.2 million.
As of November 21, 2024, there were issued and outstanding 132,774,365 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2024.

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
•our ability to attain a sufficient volume of one- to four-family loans in order to maintain the balance of that portfolio at a level desired by management;
•our ability to invest funds in wholesale or secondary markets at favorable yields compared to the related funding source;
•our ability to access cost-effective funding and maintain sufficient liquidity;
•our ability to extend our commercial banking and trust asset management expertise across our market areas;
•fluctuations in deposit flows;
•transactions or activities that would result in the recapture of base-year, tax basis bad debt reserves;
•the future earnings and capital levels of the Bank, the impact of pre-1998 bad debt recapture and the continued non-objection by our primary federal banking regulators, to the extent required, to distribute capital from the Bank to the Company, which could affect the Company's income tax expense and the Company's ability to pay dividends in accordance with its dividend policy and/or repurchase shares;
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

We attract deposits primarily from the general public and from businesses, and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences and in commercial loans, either secured by real estate or for commercial and industrial purposes. We also participate with other lenders in commercial loans, and have purchased loans primarily secured by mortgages on one- to four-family residences. The Bank also invests in certain investment securities and mortgage-backed securities ("MBS") using funding from deposits and Federal Home Loan Bank of Topeka ("FHLB") borrowings.

We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, interest-bearing and non-interest-bearing checking accounts, and certificates of deposit with terms ranging from 91 days to 120 months. The Bank offers a suite of treasury management services designed to support business customers in managing their financial operations efficiently and securely. Our treasury management solutions include cash flow optimization, fraud prevention tools, and payment services tailored to meet the needs of commercial clients. By leveraging these services, we help businesses streamline their operations, reduce financial risk, and maximize liquidity while helping the Bank gather deposit and fee income.

The Company's results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, securities, and cash, and the interest paid on deposits and borrowings. On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market interest rates to assess all pricing strategies. The Bank's pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and competitor pricing for our local lending markets. Pricing for commercial loans is generally based on competitor pricing and the credit risk of the borrower with consideration given to the overall relationship of the borrower. Generally, deposit pricing is based upon a survey of competitors in the Bank's market areas, and the need to attract funding and retain maturing deposits.

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
Management Strategy

We seek to provide qualified borrowers the broadest possible access to home ownership through our mortgage lending programs and to offer a complete set of personal and commercial banking products and services to our customers.  We strive to enhance stockholder value while maintaining a strong capital position.  To achieve these goals, we focus on the following strategies:

•Lending. We are one of the leading originators of one- to four-family loans in the state of Kansas. We originate these loans primarily for our own portfolio, and we service the loans we originate. Historically, we purchased one- to four-family loans from correspondent lenders but recently suspended that activity for balance sheet management purposes. We offer several commercial lending options and participate in commercial loans with other lenders, both locally and outside our market areas. We offer both fixed- and adjustable-rate products with various terms to maturity and pricing options.  We maintain strong relationships with local real estate agents to attract loan business. We rely on our marketing efforts and customer service reputation to attract business from walk-in customers, customers that apply online, and existing customers. Our business development efforts help to bring new business relationships to the Bank.
•Deposit Services. We offer a wide array of retail and business deposit products and services. These products include checking, savings, money market, certificates of deposit, and retirement accounts. We also offer Treasury Management solutions tailored to meet the needs of our commercial clients. Our deposit services are provided through our network of traditional branches and retail in-store locations, our call center (which operates on extended hours), mobile banking, telephone banking, and online banking and bill payment services.
•Cost Control. We generally are effective at controlling our costs of operations. We centralize our loan servicing and deposit support functions for efficient processing.  We serve a broad range of customers through relatively few branch locations.  Our average deposit base per traditional branch at September 30, 2024 was approximately $128.7 million.  This large average deposit base per branch helps to control costs.  Our one- to four-family lending strategy and our effective management of credit risk allow us to service a large portfolio of loans at efficient levels because it costs less to service a portfolio of performing loans. We recognize it is more expensive to offer a full suite of commercial products and services, but we will continue our efforts to control those costs. The Bank continues to invest in its infrastructure, which can increase costs.
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
•Stockholder Value. We strive to provide stockholder value while maintaining a strong capital position.  We continue to generate returns to stockholders through dividend payments and share repurchases.  Total dividends declared and paid during fiscal year 2024 were $44.5 million. The Company repurchased 3,280,110 shares for $19.3 million during fiscal year 2024, which all occurred in the first half of the year. The Company's cash dividend payout policy is reviewed quarterly by management and the Board of Directors, and the ability to pay dividends under the policy depends upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level. For fiscal year 2025, it is the current intention of the Board of Directors to continue the regular quarterly cash dividend of $0.085 per share.

•Interest Rate Risk Management. Changes in interest rates are our primary market risk as our balance sheet is almost entirely comprised of interest-earning assets and interest-bearing liabilities.  Therefore, fluctuations in interest rates have a significant impact not only upon our net income but also upon the cash flows related to those assets and liabilities and the market value of our assets and liabilities.  In order to maintain what we believe to be acceptable levels of net interest income in varying interest rate environments, we actively manage our interest rate risk and assume a moderate amount of interest rate risk consistent with policies approved by the Board of Directors.

Market Area and Competition

Our corporate office is located in Topeka, Kansas. As of September 30, 2024, we had a network of 48 branches (44 traditional branches and four in-store branches) located in nine counties throughout Kansas and three counties in Missouri. We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia, and Salina, Kansas and a portion of the metropolitan area of greater Kansas City.

Competition in originating one- to four-family and consumer loans and attracting retail deposits primarily comes from local, regional, and national banks, savings institutions, credit unions, mortgage brokerage firms, investment banking and brokerage firms, and online competitors that are not confined to any specific market area. The Bank has consistently been one of the top originators of residential one- to four-family loans in the state of Kansas. This has been achieved through strong relationships with real estate agents and targeted marketing campaigns which emphasize the strength of Capitol Federal's brand, competitive pricing, and the Bank's history as a portfolio lender. The Bank offers a diversified retail deposit product line, and trust and brokerage services. Management considers our well-established banking network and our reputation for financial strength and customer service to be major factors in our success at attracting and retaining customers in our market areas. The Bank ranked third in deposit market share, at 6.1%, in the state of Kansas as reported in the June 30, 2024 Federal Deposit Insurance Corporation ("FDIC") "Summary of Deposits - Market Share Report."

There is similarly intense competition for quality commercial lending relationships in the areas we serve. Larger national, regional and local financial institutions, as well as credit unions, farm credit lenders, commercial finance companies, insurance companies, and other non-bank lenders have increased their presence in our market areas, ultimately placing downward pressure on pricing. We also compete with smaller local financial institutions that may have aggressive pricing and unique terms. We compete in a number of ways including customer service, quality of execution, range of products offered, price and reputation among others. While we provide competitive interest rates on both deposit and lending products, we believe that we can compete most successfully by focusing on the financial needs of growing companies and small and middle-market businesses, pairing these companies with experienced relationship managers who can offer a broad range of customized services, digital platforms and sophisticated cash management tools tailored to their business through our Treasury Management solutions.

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

Set forth below is a description of certain laws and regulations that are applicable to the Company and the Bank. This description is intended as a brief summary of selected features of such laws and regulations and is qualified in its entirety by reference to the laws and regulations applicable to the Company and the Bank.

General. The Bank, as a federally chartered savings bank, is subject to regulation and oversight by the OCC in all aspects of its operations. This regulation and oversight of the Bank is intended for the protection of depositors and other customers and not for the purpose of protecting the Company's stockholders. The investment and lending authority of the Bank is prescribed by federal laws and regulations and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations. The Bank and Company are required to maintain minimum levels of regulatory capital and the Bank is subject to limitations on making capital distributions to the Company.

The Company is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"). As such, the Company is registered with the FRB and subject to FRB regulations, examinations, supervision, and reporting requirements. In addition, the FRB has enforcement authority over the Company. Among other things, this authority permits the FRB to restrict or prohibit activities by the Company that are determined to be a serious risk to the Bank.

The enforcement authority of the OCC and of the FRB includes, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely filed reports. Except under certain circumstances, public disclosure of final enforcement actions by the OCC or the FRB is required by law.

As a federally chartered savings bank, the Bank is required to maintain a significant portion of its assets in residential housing-related loans and investments in at least nine months of the most recent 12-month period. An institution that fails to do so is immediately subject to restrictions on its operations, including a prohibition against capital distributions, except with the prior approval of both the OCC and the FRB. Failure to meet this qualification is a statutory violation subject to enforcement action. As of September 30, 2024, the Bank met the qualification.

The Bank's relationship with its depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of mortgage requirements. In addition, the branching authority of the Bank is regulated by the OCC. The Bank is generally authorized to branch nationwide.

The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of related persons. The general limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% for loans fully secured by readily marketable collateral. At September 30, 2024, the Bank's lending limit under this restriction was $135.5 million. The Bank has no loans or loan relationships in excess of its lending limit. Loan commitments and loans outstanding to the Bank's largest borrowing relationship totaled $113.0 million at September 30, 2024, all of which was current according to its terms.

The OCC has adopted guidelines establishing safety and soundness standards on matters such as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure, and compensation and other employee benefits. The Bank is subject to periodic examinations by the OCC regarding these and related matters. During these examinations, the examiners may require the Bank to increase its ACL, change the classification of loans, and/or recognize additional charge-offs based on their judgments, which can impact our capital and earnings.

Regulatory Capital Requirements. The Bank and the Company are required to maintain specified levels of regulatory capital under regulations of the OCC and FRB, respectively. See "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 13. Regulatory Capital Requirements" for additional regulatory capital information. At September 30, 2024, the Bank was considered well capitalized under OCC regulations.

The OCC can establish individual minimum capital requirements for a particular institution which vary from the capital levels that would otherwise be required under the applicable capital regulations based on such factors as concentrations of credit risk, levels of interest rate risk, the risks of non-traditional activities, and other circumstances. The OCC has not imposed any such requirements on the Bank.

The OCC is authorized and, under certain circumstances, required to take certain actions against federal savings banks that are not adequately capitalized because they fail to meet the minimum requirements associated with their elected capital framework. Any such institution must submit a capital restoration plan for OCC approval and may be restricted in, among other things, increasing its assets, acquiring another institution, establishing a branch or engaging in any new activities, and may not make capital distributions. Institutions that are deemed by the OCC to be "critically undercapitalized" are subject to the appointment of a conservator or receiver. As of September 30, 2024, the Bank and the Company met all capital adequacy requirements to which they are subject.

Limitations on Dividends and Other Capital Distributions. OCC regulations impose restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Under FRB and OCC safe harbor regulations, a savings institution generally may make capital distributions during any calendar year equal to net income of the previous two calendar years and current year-to-date net income (to the extent not previously distributed). A savings institution that is a subsidiary of a savings and loan holding company, such as the Company, that proposes to make a capital distribution must submit written notice to the OCC and FRB 30 days prior to such distribution. The OCC and FRB may object to the distribution during that 30-day period based on safety and soundness or other concerns. Savings institutions that desire to make a larger capital distribution, are under special restrictions, or are not, or would not be, sufficiently capitalized following a proposed capital distribution must file an application and obtain regulatory non-objection prior to making such a distribution.

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
Insurance of Accounts and Regulation by the FDIC. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law. The DIF of the FDIC insures deposit accounts in the Bank up to applicable limits, with a maximum amount of deposit insurance for banks and savings institutions of $250 thousand per separately insured deposit ownership right or category.

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates. Under these rules, assessment rates for an institution with total assets of less than $10 billion are determined by capital adequacy, asset quality, management, earnings, liquidity, and sensitivity (CAMELS) composite ratings and certain financial ratios, and range from 2.5 to 32.0 basis points, subject to certain adjustments. Assessment rates for an institution with $10 billion or more in total assets are assigned an individual rate based on a scorecard that measures the institution's composite rating, ability to withstand asset-related and funding-related stress and the magnitude of potential losses to the FDIC in the event of failure. The current assessment rates were set in October 2022, when the FDIC adopted a final rule that increased the initial base deposit assessment rate schedule uniformly by two basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate will remain in effect unless and until the reserve ratio meets or exceeds 2%, absent further action by the FDIC's Board of Directors. For the fiscal year ended September 30, 2024, the Bank paid $6.1 million in FDIC premiums. Assessment rates are applied to an institution's assessment base, which is its average consolidated total assets minus its average tangible equity during the assessment period.
The FDIC has authority to increase insurance assessments in the future, and any significant increases could have a material adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what assessment rates will be in the future. In a banking industry emergency, the FDIC may also impose a special assessment.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition, or violation that may lead to termination of our deposit insurance.

Community Reinvestment and Consumer Protection Laws. In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ("SAFE Act"), and the Community Reinvestment Act ("CRA"). With respect to federal consumer protection laws, regulations are generally promulgated by the Consumer Financial Protection Bureau ("CFPB"), but the OCC, rather than the CFPB, currently examines the Bank for compliance with such laws and regulations because the Bank's regulatory assets have yet to exceed $10 billion for four consecutive quarter-ends.

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

Federal Reserve System. In response to the Coronavirus Disease 2019 ("COVID-19") pandemic, the FRB reduced reserve requirement ratios to zero percent effective March 26, 2020, to support lending to households and businesses. At September 30, 2024, the reserve requirement of zero percent was still in place.

The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At September 30, 2024, the Bank had no outstanding borrowings from the discount window.

In March 2023, the FRB created a Bank Term Funding Program ("BTFP") to make additional funding available to eligible depository institutions. Advances could have been requested under the BTFP until March 11, 2024. The BTFP offered loans up to one year in length that could be prepaid without penalty. The amount that could be borrowed under the BTFP was based upon the par value of the securities pledged as collateral to the FRB. At September 30, 2023, the Bank had $500.0 million of BTFP borrowings. In October 2023, the Bank paid off the $500.0 million of BTFP borrowings and did not enter into additional BTFP borrowings during fiscal year 2024.

Federal Home Loan Bank System. The Bank is a member of one of 11 regional Federal Home Loan Banks, each of which serves as a reserve, or central bank, for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. The Federal Home Loan Banks make loans, called advances, to members and provide access to a line of credit in accordance with policies and procedures established by the Board of Directors of FHLB, which are subject to the oversight of the Federal Housing Finance Agency. At September 30, 2024, the Bank had $2.18 billion of FHLB advances, at par. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 8. Deposits and Borrowed Funds" for additional information regarding FHLB advances.

As a member, the Bank is required to purchase and maintain capital stock in FHLB. The minimum required FHLB stock amount is generally 4.5% of the Bank's FHLB advances and outstanding balance against the FHLB line of credit, and 2% of the outstanding principal balance of loans sold into the Mortgage Partnership Finance Program. At September 30, 2024, the Bank had $101.2 million in FHLB stock, which was in compliance with the FHLB's stock requirement. In past years, the Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 1. Summary of Significant Accounting Policies" for additional information regarding FHLB stock.

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

Transactions with Affiliates. Transactions between the Bank and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. Certain of these transactions are restricted to a percentage of the Bank's capital, and, in the case of loans, require eligible collateral in specified amounts. The Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or purchase or invest in the securities of affiliates. In addition, transactions with affiliates must be consistent with safe and sound banking practices and not involve the purchase of low-quality assets.

Taxation

Federal Taxation. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations. The Company files a consolidated federal income tax return. The Company has not received notification from the Internal Revenue Service of any potential tax liability for any years still subject to audit. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on September 30 for filing its federal income tax return. Changes to the corporate federal income tax rate would result in changes to the Company's effective income tax rate and would require the Company to remeasure its deferred tax assets and liabilities based on the tax rate in the years in which those temporary differences are expected to be recovered or settled.

Prior to the enactment of the Small Business Job Protection Act (the "1996 Act"), the Bank was permitted to deduct, up to a specified formula limit, a certain percentage of income as bad debts, for which the Bank was not required to establish a deferred tax liability. The difference between actual bad debts and the formula limit bad debt amount ("excess reserves") was recorded in the Bank's retained earnings. As a result of the 1996 Act, savings institutions, like the Bank, were required to use the specific charge-off method in computing bad debts on their tax returns beginning with their 1996 Federal tax returns. The 1996 Act required the recapture of excess reserves over the base year, which was September 30, 1988 for the Bank. The excess reserves established prior to September 30, 1988 remain in retained earnings ("pre-1988 bad debt reserves") subject to recapture by the Bank on the occurrence of certain distributions in excess of current earnings and profits accumulated in tax years beginning after December 31, 1951 ("accumulated earnings and profits"). The Bank had $75.9 million in pre-1988 bad debt reserves at September 30, 2024, which equates to an unrecorded deferred tax liability of $15.9 million. See additional discussion regarding the Bank's pre-1988 bad debt recapture in "Part IA. Risk Factors - Other Risks", "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended September 30, 2024 and 2023" and "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 9. Income Taxes".

State Taxation. The earnings/losses of Capitol Federal Financial, Inc., Capitol Funds, Inc. and Capital City Investments, Inc. are combined for purposes of filing a consolidated Kansas corporate tax return.  The Kansas corporate tax rate is 4.0%, plus a surcharge of 3.0% on earnings greater than $50 thousand.

The Bank files a Kansas privilege tax return.  For Kansas privilege tax purposes, the minimum tax rate is 4.5% of earnings during fiscal year 2024, which is calculated based on federal taxable income, subject to certain adjustments. The Bank has not received notification from the state of any potential tax liability for any years still subject to audit. The Bank's minimum rate for the Kansas privilege tax return will be reduced to 4.18% of earnings starting in fiscal year 2025.

Additionally, the Bank files state tax returns in 16 other states and two cities where it has significant loan balances. In these states and cities, the Bank has either established a nexus under an economic nexus theory or has exceeded enumerated nexus thresholds based on the amount of interest income derived from loans within the state.

Employees and Human Capital Resources

At September 30, 2024, we had a total of 659 employees, including 76 part-time employees. The full-time equivalent of our total employees at September 30, 2024 was 636, an increase from 632 at September 30, 2023.

Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. Physical well-being is supported by the Company's health, dental, vision, life and various other insurances, and a wellness program that encourages employees to live a healthy and balanced lifestyle. Volunteer opportunities are provided and encouraged for all employees. Capitol Federal employees recorded over 3,690 hours in volunteer time for local organizations and charities during fiscal year 2024.

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

To assist in expanding diversity, the Company recruits employees through sources and organizations targeted at diverse communities. The Company also provides multiple opportunities for professional development and growth, including continuing education when applicable and specialty education within banking. Leadership development is supported through our Leadership Forum services, on a biannual basis, for mid-level leaders within the organization. Education for this program is currently provided by Banktastic. Annual employee educational requirements include targeted diversity, equity and inclusion training for all managers. All employees receive annual training on providing fair, high-quality service and understanding the causes of discrimination.

The Company actively participates in initiatives to promote diversity and inclusion, both internally and externally. The Company has an Inclusion Task Force that promotes diversity and inclusion. During the current fiscal year, the Inclusion Task Force hosted events such as book and documentary discussions and developed an internal community webpage. Our employees, together with the Capitol Federal Foundation, contribute to programs that promote educational opportunities in all communities as well as housing in low-and-moderate income communities, including scholarships specifically for diverse candidates.

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

The impact of changes in interest rates is generally observed on the income statement. The magnitude of the impact will be determined by the difference between the amount of interest-earning assets and interest-bearing liabilities, both of which either reprice or mature within a given period of time, in addition to the yields earned on interest-earning assets and rates paid on interest-bearing liabilities. This difference provides an indication of the extent to which our net interest rate spread will be impacted by changes in interest rates. In addition, changes in interest rates will impact the expected level of repricing of the Bank's mortgage-related assets and callable debt securities. Generally, as interest rates decline, the amount of interest-earning assets expected to reprice will increase as borrowers have an economic incentive to reduce the cost of their mortgage or debt, which would negatively impact the Bank's interest income. Conversely, as interest rates rise, the amount of interest-earning assets expected to reprice will decline as the economic incentive to refinance the mortgage or debt is diminished. As this occurs, the amount of interest-earning assets repricing could diminish to the point where interest-bearing liabilities reprice to a higher interest rate at a faster pace than interest-earning assets, thus negatively impacting the Bank's net interest income. For additional information about the interest-rate risk we face, see "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

Changes in interest rates can also have an adverse effect on our financial condition, as available-for-sale ("AFS") securities are reported at estimated fair value. Stockholders' equity, specifically accumulated other comprehensive income (loss) ("AOCI"), is increased or decreased by the amount of change in the estimated fair value of our AFS securities, net of deferred income taxes. Increases in interest rates generally decrease the fair value of AFS securities, which adversely impacts stockholders' equity. For additional information, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Securities Transaction," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Stockholders' Equity" and "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 15. Accumulated Other Comprehensive Income."

Changes in interest rates, as they relate to customers, can also have an adverse impact on our financial condition and results of operations. In times of rising interest rates, default risk may increase among borrowers with adjustable-rate loans as the rates on their loans adjust upward and their payments increase. Fluctuations in interest rates also affect customer demand for loan and deposit products. Competition from financial institutions and others could affect our ability to attract and retain deposits and could result in the Bank paying more for deposits.

In addition to general changes in interest rates, changes that affect the shape of the yield curve could negatively impact the Bank. The Bank's interest-bearing liabilities are generally priced based on short-term interest rates while the majority of the Bank's interest-earning assets are priced based on long-term interest rates. Income for the Bank is primarily driven by the spread between these rates. As a result, a steeper yield curve, meaning long-term interest rates are significantly higher than short-term interest rates, would provide the Bank with a better opportunity to increase net interest income. When the yield curve is flat, meaning long-term interest rates and short-term interest rates are essentially the same, or when the yield curve is inverted, meaning long-term interest rates are lower than short-term interest rates, the net yield between interest-earning assets and interest-bearing liabilities that reprice is compressed or diminished and would likely negatively impact the Bank's net interest income. See "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Bank's interest rate risk management.

An economic downturn, including a decline in real estate values, especially affecting our geographic market areas and certain regions of the country where we have commercial real estate loans or correspondent loans secured by one- to four-family properties, could have an adverse impact on our business and financial results.
As we have grown our commercial real estate lending portfolio, we have continued to maintain relationships not only in our local markets but in geographically diverse markets. As a result, we are particularly exposed to downturns in regional housing and commercial real estate markets and, to a lesser extent, housing and commercial real estate markets nationwide, along with changes in the levels of unemployment or underemployment. We monitor the current status and trends of local and national employment levels and trends and current conditions in the real estate and housing markets, as well as commercial real estate markets, in our local market areas and certain areas where we have commercial real estate loans and correspondent loans. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, the decreases in the value of collateral securing our loans as a result of natural disasters or other related events could adversely impact our financial condition and results of operations. If insurance coverage is unavailable to our borrowers due to the reluctance of insurance companies to renew policies covering the collateral or due to other factors, the resulting increase in cost of home ownership could affect the ability of borrowers to repay loans. In addition, a decline in commercial real estate values would likewise adversely affect the value of collateral securing commercial real estate loans. Adverse conditions in our local economies and in certain areas where we have commercial real estate loans and correspondent loans, such as inflation, unemployment, supply chain disruptions, recession, natural disasters or pandemics, or other factors beyond our control, could adversely impact the ability of our borrowers to repay their loans. Declines in collateral values and adverse economic conditions could result in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions.

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

Our customers are also targets of cyberattacks and identity theft. There continues to be instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. Large scale identity theft could result in customers' accounts being compromised and fraudulent activities being performed in their names. We have implemented certain safeguards against these types of activities, but they may not fully protect us from financial losses. The occurrence of a security breach involving our customers' information, regardless of its origin, could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny, and expose us to litigation and possible financial liability. Any of these events could have an adverse effect on our business, financial condition and results of operations. See "Part I, Item 1C. Cybersecurity" for additional discussion related to cybersecurity.

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

Risks Related to Competition

Strong competition may limit our growth and profitability.
While we are one of the largest mortgage loan originators in the state of Kansas, we compete in the same market areas as local, regional, and national banks, savings institutions, credit unions, mortgage brokerage firms, investment banking and brokerage firms, mortgage bankers and online competitors. We also compete with online investment and mortgage brokerages and online banks that are not confined to any specific market area.  Many of these competitors operate on a national or regional level, are a conglomerate of various financial services providers housed under one corporation, or otherwise have substantially greater financial or technological resources than the Bank. We compete primarily on the basis of the interest rates offered to depositors, the terms of loans offered to borrowers, and the benefits afforded to customers as a local institution and portfolio lender. Should we face competitive pressure to increase deposit rates or decrease loan rates, our net interest income could be adversely affected. Additionally, our competitors may offer products and services that we do not or cannot provide, as certain deposit and loan products fall outside of our accepted level of risk.  Our profitability depends upon our ability to compete in our local market areas.

Risks Related to Regulation

We operate in a highly regulated environment, which limits the manner and scope of our business activities, and we may be adversely affected by new and/or changes in laws and regulations or interpretation of existing laws and regulations.
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

Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, interpretation or application, could have an adverse impact on our operations. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations and have issued formal enforcement orders requiring capital ratios in excess of regulatory requirements and/or assessing monetary penalties. Bank regulatory agencies, such as the OCC, the FRB and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors' funds, the DIF and the safety and soundness of the banking system as a whole, and not for the protection or benefit of investors. The CFPB enforces consumer protection laws and regulations for the benefit of consumers and not the protection or benefit of investors. In addition, new laws and regulations, including those related to environmental, social, and governance initiatives, may continue to increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and securities, the products we offer, the fees we can charge and our ongoing operations, costs, and profitability.

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
The long-term ability of the Company to pay dividends to its stockholders and repurchase shares is based primarily upon the ability of the Bank to generate sufficient earnings to make capital distributions to the Company and on the availability of cash at the holding company level in the event the Bank's earnings are not sufficient to make capital distributions to the Company. Under certain circumstances, capital distributions from the Bank to the Company may be subject to regulatory approvals. See "Item 1. Business – Regulation and Supervision" for additional information.

The Bank's bad debt recapture amount may impact the amount and timing of capital distributions to the Company.
The Bank will report a net loss for tax purposes for fiscal year 2024 due to the sale of securities in October 2023 associated with the securities strategy and will therefore have negative current and accumulated earnings and profits for fiscal year 2024. As a result of the negative current and accumulated earnings and profits, capital distributions from the Bank to the holding company during fiscal year 2024 were deemed to be drawn out of the Bank's pre-1988 bad debt reserves and resulted in the recognition of income tax expense based on the amount of the capital distribution multiplied by the then-current Bank income tax rate. This additional tax expense reduced the amount of earnings available to be distributed to the holding company during fiscal year 2024. The Bank had $75.9 million in pre-1988 bad debt reserves at September 30, 2024, which equates to an unrecorded deferred tax liability of $15.9 million.

Given the amount of cash at the holding company level ($50.1 million as of September 30, 2024), and in an effort to minimize the tax associated with the bad debt recapture, it is currently the intention of management and the Board of Directors to not distribute earnings from the Bank to the Company during fiscal year 2025. It is anticipated that the Bank will have sufficient taxable income during fiscal year 2025 to replenish tax accumulated earnings and profits to a positive level, allowing the Bank to make capital distributions to the Company during fiscal year 2026 and not be taxed on those distributions.

See additional discussion regarding the Bank's pre-1988 bad debt recapture in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended September 30, 2024 and 2023" and "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 9. Income Taxes".

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

The Company may be adversely affected by an increasing prevalence of fraud and other financial crimes.
Reported instances of fraud and related financial crimes are rising nationwide. Like all financial institutions, the Company is vulnerable to increasing fraud losses as fraud schemes perpetrated against the Company and its customers continue to evolve and become more sophisticated. While the Company has procedures and systems in place to detect, prevent, and mitigate fraud losses, fraud losses may still occur and could be material to the Company's results of operations.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy

Information security and privacy are an important part of our culture and foundational to our goal of delivering safe, secure and quality products and services. This philosophy is emphasized throughout the Bank by its Board of Directors, senior leaders, officers, managers and other employees to promote a Bank-wide culture of cybersecurity risk management.

As a financial institution we collect, store, and transmit sensitive, confidential, and proprietary data and other information, including intellectual property, business information, funds-transfer instructions, payment card data, and personally identifiable information of our customers and employees. This information can be of significant value to criminal actors, and, as described in Item 1A. Risk Factors, cybersecurity incidents and other security breaches involving this information at the Bank, at our service providers or counterparties, may negatively impact our business or performance.

We have implemented a strategy to address threats to Bank assets and confidential information. Our information security program, under the responsibility of the Chief Information Officer and the Chief Compliance & Risk Management Officer, balances security risks with business goals and provides appropriate protections for the confidentiality, integrity and availability of Bank and customer information. We annually benchmark our information security program to assess its strength as measured against recommended industry security best practices.

Due to our heavy reliance on the strength and capability of our technology systems, which we use both to interface with our customers and to manage our internal financial reporting and other systems, we utilize a layered cybersecurity model designed to protect our systems and sensitive data. This model is composed of a variety of different components including administrative controls, technical controls and other safeguards. These various components are centrally managed and monitored, creating a multi-layered and interlocking cybersecurity defense system. Unauthorized access to our customers' confidential or proprietary information as a result of a cybersecurity incident or otherwise could expose us to reputational harm and litigation and adversely affect our ability to attract and retain customers.

We maintain a variety of programs and policies to support the management of cybersecurity risk with a focus on prevention, detection and recovery processes. These programs and policies leverage frameworks and controls from the National Institute of Standards and Technology ("NIST") Cybersecurity Framework, Federal Financial Institutions Examination Council ("FFIEC") cybersecurity guidance, Center for Internet Security ("CIS") Benchmarks, as well as various other regulatory requirements and industry-specific standards. The Bank also participates in the federally recognized Financial Services Information Sharing and Analysis Center and requires its employees and contractors to complete various education and training programs related to information security.

The Bank's Information Technology ("IT") and Compliance and Risk Management ("C&RM") teams have the primary responsibility for establishing appropriate policies and procedures that are responsive to cybersecurity threats and other information security risks. Members of these teams have a wide variety of relevant certifications, such as Certified Information Systems Security Professional, Certified Information Security Manager, Certification in Risk Management Assurance and Certified in Risk and Information Systems Control. Our C&RM team provides risk management oversight to the IT team. The Bank's Internal Audit function, using internal and outside expertise, independently oversees, reviews and validates the IT and C&RM activities and reports to the Board of Directors' Audit Committee on the effectiveness of governance, risk management and internal controls.

We have established an Enterprise Risk Management program. As part of this program, the C&RM team reviews our IT risk management practices, which are designed to identify, assess, manage, monitor, and report cybersecurity risks. The IT team is responsible for implementing risk management practices set forth in the IT risk management program.

As one of the critical elements of the Bank's overall risk management approach, our cybersecurity risk management program and strategy is focused on the following key areas:

•Incident Response and Recovery Planning: The Bank has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•Technical Safeguards: The Bank deploys technical safeguards that are designed to protect the sensitive information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and multifactor authentication and other access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Outside Experts: The Bank routinely works with outside experts, consultants, auditors and other third parties in connection with managing its cybersecurity risks and for advice regarding best practices and technical expertise.
•Education and Awareness: The Bank provides regular, mandatory training for personnel regarding cybersecurity threats on matters such as phishing and email security best practices to equip our personnel with effective tools to address cybersecurity threats, and to communicate the Bank's evolving information security policies, standards, processes and practices.

While processes are in place to minimize the chance of a successful cyberattack, the Bank has established incident response procedures to address a cyberattack that may occur despite these safeguards. The response procedures are designed to identify, analyze, contain and remediate any such cyber incident that occurs.

The Bank engages in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits, penetration tests and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are analyzed by the cybersecurity team and the Information Technology Oversight Committee ("ITOC") and provided to the Bank's Board of Directors. We adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

We have implemented a third-party risk program to oversee and manage information security and privacy risks associated with third-party relationships. The program includes the assessment of third parties that provide key services or will access, store, process, or transmit sensitive information during initial onboarding and throughout the lifecycle of the relationship, and management of applicable contractual requirements relating to confidentiality, integrity, availability and privacy obligations, including timely notification of incidents. Third-party services related to advice, assessments, auditing, testing and support related to cybersecurity and information technology processes and services, where appropriate, are also subject to the third-party risk program.

Like other financial institutions, the Bank experiences malicious cyber activity on an ongoing basis directed at its websites, computer systems, software, networks and users. This malicious activity includes attempts at unauthorized access and implantation of computer viruses or malware. The Bank also experiences large volumes of phishing and other forms of social engineering attempted for the purpose of perpetuating fraud. Notwithstanding the breadth of our information security and privacy program, it may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse impact. Unauthorized access to our computer systems or stored data could result in theft, including cyber theft, or improper disclosure of confidential information, and the deletion or modification of records could cause interruptions in our operations. The impact of a material information technology event could have a materially adverse effect on our competitive position, reputation, results of operations, financial condition or cash flows.

Board Governance

The members of the Boards of Directors of the Company and the Bank are identical. The Bank's Board of Directors oversees cybersecurity risk management and strategy for both entities through management updates regarding the policies, practices and security results related to the Gramm-Leach-Bliley Act, IT risk management, IT security metrics, penetration testing, tabletop exercises, IT risk assessments, disaster recovery testing, and security awareness testing and training. Management is responsible for designing and implementing policies, processes and procedures, and deploying physical and virtual technology and safeguards to measure, monitor, and control cybersecurity risk. The Bank's Chief Information Officer provides an annual comprehensive update to the Board of Directors on the status of IT, and the plans for the future as well as quarterly updates which include any cyber incidents. The Bank's Chief Technology Officer provides annual training on cyber security topics and reports to the Board of Directors on the Bank's cyber incidents, if any. Cyber incidents with (i) the potential of materiality; (ii) anticipated publicity; or (iii) anticipated written notices to a significant number of customers; have been promptly reported to the Board with ongoing updates during regular Board meetings. The Bank's Chief Information Officer presents updates on new security measures, programs and services to ITOC. The minutes and materials from the ITOC meetings are available to the Board of Directors on the Directors' Board Portal. The Bank's Information Security Officer provides the Board of Directors an annual report on all aspects of Information Security, including steps taken to minimize the risk of cyber incidents through training and testing employees on phishing, social engineering, etc. This annual report also includes an independent third-party assessment of the Bank's information security systems together with information on steps taken to address any identified weaknesses. The Board of Directors also participates in an annual evaluation of risk and is presented with management's assessment of the top risks, which generally includes several cybersecurity components.

Material Cybersecurity Incidents

As of September 30, 2024, we were not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Bank, including its business strategies, results of operations or financial condition. For more information on our cybersecurity-related risks, see "Item 1A. Risk Factors – Risks Related to Cybersecurity, Third Parties, and Technology”.

Item 2. Properties
At September 30, 2024, we had 44 traditional branch offices and four in-store branch offices. As of September 30, 2024, the Bank owned the office building and related land in which its home office and executive offices are located, and 35 of its other branch offices. The remaining 12 branches are either leased or partially owned.

For additional information regarding our lease obligations, see "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5. Premises, Equipment and Leases."

Management believes that the number of branch offices we currently have meets the present and immediately foreseeable needs of our customers. Management will continue to evaluate the performance of these locations through a number of metrics, including but not limited to, customer traffic, and determine on at least an annual basis whether or not we are branched in a way that most effectively serves our existing and prospective customer bases.

Item 3. Legal Proceedings
In the normal course of business, the Company and the Bank are involved as parties to various routine legal actions. In our opinion, after consultation with legal counsel, we believe it is unlikely that any such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.

On November 2, 2022, the Bank was served a putative class action lawsuit, captioned Jennifer Harding, et al. vs. Capitol Federal Savings Bank (Case No. 2022-CV-00598), filed in the Third Judicial District Court, Shawnee County, Kansas against the Bank, alleging the Bank improperly charged overdraft fees on (1) debit card transactions that were authorized for payment on sufficient funds but later settled against a negative account balance (commonly known as "authorize positive purportedly settle negative" or "APPSN" transactions) and (2) merchant re-presentments of previously rejected payment requests. The complaint asserts a breach of contract claim (including breach of an implied covenant of good faith and fair dealing) for each practice and seeks restitution for alleged improper fees, alleged actual damages, costs and disbursements, and injunctive relief. On April 5, 2023, the court granted the Bank's motion to dismiss the complaint, with prejudice. The plaintiffs appealed this decision to the Kansas Court of Appeals, which issued an opinion on October 4, 2024 reversing the district court's ruling. In response, the Bank filed a petition for review with the Kansas Supreme Court on November 1, 2024. The review is currently pending.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing
Capitol Federal Financial, Inc. common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol "CFFN". At November 21, 2024, there were approximately 7,040 holders of record of Capitol Federal Financial, Inc. common stock.

Share Repurchases
The following table summarizes our share repurchase activity during the three months ended September 30, 2024 and additional information regarding our share repurchase program. In February 2024, the Company notified the FRB of its intent to authorize the repurchase of up to $75.0 million in common stock over a period of time, depending upon market conditions and cash balances at the holding company level. This plan has no expiration date; however, the Federal Reserve Bank's approval for the Company to repurchase shares extends through February 2025. Shares may be repurchased from time to time in the open market or in privately negotiated transactions based upon market conditions, available liquidity and other factors. From December 2010 through September 30, 2024, $436.1 million worth of common stock was repurchased.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
July 1, 2024 through
July 31, 2024	—	$—	—	$75,000,000
August 1, 2024 through
August 31, 2024	—	—	—	75,000,000
September 1, 2024 through
September 30, 2024	—	—	—	75,000,000
Total	—	—	—	75,000,000

Stockholders and General Inquiries
Copies of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 are available to stockholders at no charge in the Investor Relations section of our website, www.capfed.com.

Stockholder Return Performance Presentation
The information presented below assumes $100 invested on September 30, 2019 in the Company's common stock and in each of the indices, and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

Total Return Performance
Index Value
250
225
200
175
150
125
100
75
50
25
09/30/19
09/30/20
09/30/21
09/30/22
09/30/23
09/30/24
Capitol Federal Financial, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks Index

	Period Ending
Index	9/30/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023	9/30/2024
Capitol Federal Financial, Inc.	100.00	70.83	94.25	73.08	45.68	59.46
NASDAQ Composite Index	100.00	140.96	183.61	135.41	170.76	236.74
S&P U.S. BMI Banks Index	100.00	73.42	133.58	102.63	99.42	146.57
Source: S&P Global Market Intelligence

Restrictions on the Payment of Dividends
The Company's ability to pay dividends is dependent, in part, upon its ability to obtain capital distributions from the Bank. The dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level. See "Part I, Item 1. Business - Limitations on Dividends and Other Capital Distributions" and "Part I, Item 1A. Risk Factors - Other Risks" for additional discussion on the Bank's ability to make capital distributions to the Company.

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

In October 2023, the Company initiated a strategic securities transaction ("securities strategy") by selling $1.30 billion of securities, representing 94% of its securities portfolio. Since the Company had the intent to sell the $1.30 billion of securities to maturity at September 30, 2023, the Company recognized an impairment loss on those securities of $192.6 million which was reflected in the Company's financial statements for the fiscal year ended September 30, 2023. During the quarter ended December 31, 2023, the Company sold the securities and recognized $13.3 million ($10.0 million net of tax), or $0.08 per share, of additional loss related to the sale of the securities. The securities strategy was designed to allow the Company to improve its earnings stream going forward, beginning in the current fiscal year, by redeploying most of the proceeds into current market rate securities and to provide liquidity to deleverage the balance sheet utilizing the remaining proceeds. See additional information regarding the impact of the securities strategy on our financial measurements in "Average Balance Sheets" below. The $1.30 billion of securities sold had a weighted average yield of 1.22% and an average duration of 3.6 years. With the proceeds from the sale of the securities, the Company purchased $632.0 million of securities yielding 5.75%, paid down $500.0 million of borrowings with a weighted average cost of 4.70%, and held the remaining cash at the FRB earning interest at the reserve balance rate until such time as it could be used to fund commercial loan activity or for other Bank operations.

A taxable net loss will be reported on the Company's September 30, 2024 federal tax return due to the net losses associated with the securities strategy, which resulted in the Bank and Company having a negative current and accumulated earnings and profit tax position. This required the Bank to draw upon the pre-1988 bad debt reserves for distributions from the Bank to the Company during the current fiscal year. See additional information regarding the Bank's pre-1988 bad debt recapture in "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements - Note 9. Income Taxes". During the current year, the Bank was required to pay income taxes on the reductions to the pre-1988 bad debt reserves equal to the current corporate tax rate at the time of the distribution multiplied by the amount of Bank earnings paid to the Company ("pre-1988 bad debt recapture"). The Bank recorded $5.4 million of income tax expense on earnings distributions from the Bank to the Company during the current year due to the pre-1988 bad debt recapture. As of September 30, 2024, the amount of the Bank's remaining pre-1988 bad debt reserves was $75.9 million, or $15.9 million tax effected. It is currently the intention of management and the Board of Directors to make no distributions from the Bank to the Company during fiscal year 2025. By not making distributions during fiscal year 2025, the Bank will not incur income tax expense related to the pre-1988 bad debt recaptures as occurred during the current year. See "Financial Condition - Stockholders' Equity" section below for additional discussion.

The Company recognized net income of $38.0 million, or $0.29 per share, for fiscal year 2024 compared to a net loss of $101.7 million, or $(0.76) per share, for the prior fiscal year. The net loss in the prior year resulted from the impairment loss on securities associated with the securities strategy. Excluding the net loss associated with the securities strategy, earnings per share would have been $0.37 for the current year and $0.33 for the prior year. The increase in earnings per share excluding the effects of the net loss associated with the securities strategy was due primarily to higher net interest income and a lower provision for credit losses in the current year, partially offset by higher income tax expense due primarily to the pre-1988 bad debt recapture.

Periodically at management's discretion, we have utilized a strategy to increase earnings which entails entering into short-term FHLB borrowings and depositing the proceeds from these FHLB borrowings, net of the cost to purchase FHLB stock to meet FHLB stock holding requirements, at the FRB of Kansas City (the "leverage strategy"). See additional discussion regarding the leverage strategy in "Financial Condition - Borrowings" section below. When the leverage strategy is in place, it increases assets and liabilities and reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. The leverage strategy was not utilized in the current fiscal year but it was in the prior fiscal year.

The net interest margin increased 34 basis points, from 1.43% for the prior year to 1.77% for the current year. The leverage strategy negatively impacted the net interest margin for the prior year by 12 basis points. The remaining improvement in the net interest margin absent the leverage strategy was due to higher yields on securities and loans, which outpaced the increase in the cost of deposits, largely in retail certificates of deposit.

The Company's efficiency ratio was 66.91% for the current year compared to (626.63)% for the prior year. Excluding the net losses from the securities strategy, the efficiency ratio would have been 61.97% for the current year and 65.31% for the prior year. The improvement in the efficiency ratio, excluding the net losses from the securities strategy, was due primarily to higher net interest income and lower non-interest expense in the current year compared to the prior year.

Total assets were $9.53 billion at September 30, 2024, a decrease of $649.9 million from September 30, 2023. The decrease was due primarily to a $528.2 million decrease in securities, mainly as a result of the securities strategy, along with a $63.6 million decrease in the loan portfolio. The loan portfolio mix shifted toward higher earning commercial loans during the current fiscal year with a $287.2 million decrease in one- to four-family loans, partially offset by a $221.5 million increase in commercial loans. Management expects one- to four-family loans will continue to decrease as a percentage of total loans as cash flows generated from the one- to four-family loan portfolio will be used to fund commercial loan growth.

Total liabilities at September 30, 2024 were $8.50 billion, a decrease of $638.1 million from September 30, 2023. The decrease was due primarily to a $699.6 million decrease in borrowings as some of the funds from the securities strategy were used to repay all $500.0 million of outstanding borrowings under the BTFP and not all maturing FHLB borrowings were replaced during the current fiscal year. The decrease in borrowings was partially offset by an increase in deposits. Total deposits increased $78.8 million from September 30, 2023, primarily in retail certificates of deposit, all in the 14 months or shorter term category, partially offset by a decrease in retail money market accounts as some customers elected to move funds to the Bank's certificate of deposit offerings or the Bank's higher yielding savings account offering.

Total stockholders' equity was $1.03 billion at September 30, 2024, a decrease of $11.8 million from September 30, 2023 due primarily to stock buybacks early in fiscal year 2024, partially offset by an increase in accumulated other comprehensive income, net of tax. The improvement in accumulated other comprehensive income, net of tax, was mainly a result of the securities strategy.

The Bank's asset quality remains strong, reflected in the continued low level of loan delinquency and charge-off ratios. At September 30, 2024, loans 30 to 89 days delinquent were 0.20% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.12% of total loans receivable, net. The ratio of net charge-offs (recoveries) ("NCOs") during the current year to average loans outstanding during the current year was 0% as there were only $111 thousand of NCOs during the current year.

At September 30, 2024, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.51) billion, or (15.8)% of total assets, meaning the amount of interest-bearing liabilities exceeded the amount of interest-earning assets maturing or expected to reprice during the same period. See additional discussion in "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

The Bank's Digital Transformation and Business Initiatives

With the implementation of our new core system and its ancillary systems ("digital transformation") in August 2023, we improved our internal and customer-facing technology. The digital transformation implemented technology needed to enhance our customers' experience, deepen our wallet share with existing customers, and attract new customers. In addition to the improvements in technology, management has adjusted staffing in several areas to better align with the Bank's strategy to grow and enhance commercial banking and lending. Pairing improved technology, products and services with the right organizational structure has provided benefits in each of the Bank's customer segments: consumer, small business and commercial.

The Bank has gained immediate traction with the new and improved True Blue Online ("TBO"), the Bank's digital banking platform for consumers and small businesses. Those gains include:
aMobile app store ratings have improved by over 115% for Android comparing the ratings from the pre-digital transformation to the end of fiscal year 2024 and over 25% for iOS since the digital transformation,
bVolume of deposit accounts opened online through the digital channel is over 62% higher in the current fiscal year compared to the prior fiscal year,
cAchieved over 27,000 active users of our credit score service in TBO since August 2023, and
dContinued growth in person-to-person payment volume following the integration of Zelle into TBO:
iSettlement volume is up 92% year-over-year, and
iiTransaction volume is up 117% year-over-year.

Our small business customers now have access to improved digital services, and management has realigned staffing to focus on growing small business banking. We are in the process of adding more small business services into TBO to continue deposit and fee income growth in this area.

For commercial banking, alignment of technology, people, products and services is crucial to our objective of capturing complete banking relationships as we continue to strategically grow this business. Management has continued to adjust staffing in numerous areas of the Bank, including deposit operations, lending, and commercial banking, to ensure resources are aligned with our priorities and strategies. The technology implemented with the digital transformation provides more flexibility for structuring commercial loan transactions and has allowed us to build digital banking services to meet our customers' deposit and payment requirements to grow deposit and treasury management fee income. During the current fiscal year, several new treasury management services were added in response to the needs of customers in the sales pipeline. Additionally, during the current fiscal year we began a project to improve pricing tools to equip staff to price new business in a profitable manner. The project is expected to be completed mid-fiscal year 2025 and is anticipated to provide immediate benefits to the Bank such as ensuring profitable pricing, more efficient pricing processes, and faster pricing negotiations with our customers. Leveraging our new technology and organizational structure to quickly respond to customer needs in the sales pipeline is central to our growth strategy for commercial deposits.

Critical Accounting Estimates

Our most critical accounting estimate is the methodology used to determine the ACL and reserve for off-balance sheet credit exposures. This estimate is important to the presentation of our financial condition and results of operations, involves a high degree of complexity, and requires management to make difficult and subjective judgments that may require assumptions about highly uncertain matters.  The use of different judgments, assumptions, and estimates could affect reported results materially.  This critical accounting estimate and its application is reviewed at least annually by our audit committee. The following is a description of our critical accounting estimate and an explanation of the methods and assumptions underlying its application.

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

Other key assumptions in the calculation of the ACL and reserve for off-balance sheet credit exposures estimates include the forecast and reversion to mean time periods and prepayment and curtailment assumptions. The calculation is less sensitive to these assumptions than the macroeconomic forecasts. The macroeconomic forecast is applied for a reasonable and supportable time period before reverting to long-term historical averages for each economic index. The forecast and reversion to mean time period used for each economic index at September 30, 2024 was four quarters. Prepayment and curtailment assumptions are generally based on the Company's historical experience and are adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary based on loan product type.

The ACL and reserve for off-balance sheet credit exposures may be materially affected by qualitative factors, for items not reflected in the economic forecast and/or discounted cash flow model, but which are deemed appropriate by management's current assessment of the risks related to the loan portfolio and/or external factors. Such qualitative factors may include changes in the Bank's loan portfolio composition and credit concentrations, changes in the balances and/or trends in asset quality and/or loan credit performance, changes in lending underwriting standards, the effect of other external factors such as significant unique events or conditions, and actual and/or expected changes in economic conditions, real estate values, and/or other economic developments. Management applied qualitative factors at September 30, 2024 to account for large dollar commercial loan concentrations and potential downside market risk with the recent housing price appreciation related to one- to four-family loans. The qualitative factors applied at September 30, 2024, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management's assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Loans Receivable and Allowance for Credit Losses - Allowance for Credit Losses" for additional information regarding the qualitative factors applied at September 30, 2024.

The ACL and the reserve for off-balance sheet credit exposures were $23.0 million and $6.0 million, respectively at September 30, 2024, compared to $23.8 million and $4.1 million, respectively, at September 30, 2023. The decrease in the ACL between periods was mainly related to one- to four-family loans due to a decrease in the ACL to loan ratio and a decrease in overall one- to four-family loan balances, partially offset by an increase in the ACL for commercial loans due to commercial loan growth. The $1.9 million increase in the reserve for off-balance sheet credit exposures was due primarily to an increase in the balance of off-balance sheet credit exposures and an increase in the ACL to loan ratio, which is applied to the off-balance sheet credit exposures, between periods, specifically for commercial construction loans. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Loans Receivable and Allowance for Credit Losses - Allowance for Credit Losses" for additional information regarding the assumptions used in the Company's September 30, 2024 estimate of ACL.

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

Financial Condition

The following table summarizes the Company's financial condition at the dates indicated.

	September 30,		Change expressed in:
	2024	2023	Dollars	Percent
	(Dollars and shares in thousands)
Total assets	$9,527,608	$10,177,461	$(649,853)	(6.4)%
AFS securities	856,266	1,384,482	(528,216)	(38.2)
Loans receivable, net	7,907,338	7,970,949	(63,611)	(0.8)
Deposits	6,129,982	6,051,220	78,762	1.3
Borrowings	2,179,564	2,879,125	(699,561)	(24.3)
Stockholders' equity	1,032,270	1,044,054	(11,784)	(1.1)
Equity to total assets at end of period	10.8%	10.3%
Average number of basic shares outstanding	130,671	133,557	(2,886)	(2.2)
Average number of diluted shares outstanding	130,671	133,557	(2,886)	(2.2)

Loans Receivable. Total loans, net at September 30, 2024 were $7.91 billion, a decrease of $63.6 million from September 30, 2023. The decrease in the loan portfolio was due mainly to a $287.2 million decrease in one- to four-family loans, partially offset by a $221.5 million increase in commercial loans.

Originating one- to four-family loans is the Bank's primary lending business. The Bank also originates consumer loans primarily secured by one- to four-family residential properties and originates and participates in commercial loans. In addition, the Bank historically purchased one- to four-family loans from correspondent lenders. The Bank has a portfolio concentration in one- to four-family loans and a geographic concentration of these loans in Kansas and Missouri.

As a result of continued high interest rates and lack of housing inventory which has reduced housing market transactions, our single-family origination activity has slowed which has directly impacted the Bank's one- to four-family loan portfolio. Origination and refinance activity has slowed considerably, and one- to four-family loan balances have been reduced through scheduled repayments and loan payoffs. During the June 30, 2024 quarter, the Bank suspended its one- to four-family correspondent lending channels for the foreseeable future. Management expects that the balance of one- to four-family loans will continue to decrease as a percentage of the Bank's loan portfolio as cash flows generated from one- to four-family loans are used to fund commercial loan growth.

As noted above, the Bank suspended its one- to four-family correspondent lending channels for the foreseeable future during the current year. The Bank previously purchased one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders ("correspondent purchased"). Loan purchases enabled the Bank to attain geographic diversification in the one- to four-family loan portfolio. We generally paid a premium of 0.50% to 1.00% of the loan balance to purchase these loans, and 1.00% of the loan balance to purchase the servicing of these loans. The premium paid is amortized against the interest earned over the life of the loan, which reduces the loan yield. If a loan pays off before the scheduled maturity date, the remaining premium is recognized as reduction in interest income.

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

The Bank's commercial loan portfolio is composed of commercial real estate loans, commercial construction loans and commercial and industrial loans. Our commercial real estate loans include a variety of property types, including multi-family dwellings, senior housing facilities, hotels, retail buildings, and office buildings located in Kansas, Texas, and Missouri, and 15 other states. The Bank's commercial and industrial loan portfolio consists largely of loans secured by accounts receivable, inventory and equipment. These loans are generally made to borrowers and secured by assets located in the Bank's market area.

Commercial borrowers are generally required to provide financial information annually, including borrower financial statements, subject property rental rates and income, maintenance costs, updated real estate property tax and insurance payments, and personal financial information for the guarantor(s). This allows the Bank to monitor compliance with loan covenants and review the borrower's performance, including cash flows from operations, debt service coverage, and comparison of performance to projections and year-over-year performance trending. Additionally, the Bank monitors and performs site visits, or in the case of participation loans, obtains updates from the lead bank as needed to determine the condition of the collateral securing the loan. Depending on the financial strength of the project and/or the complexity of the borrower's financials, the Bank may also perform a global analysis of cash flows to account for all other properties owned by the borrower or guarantor. If signs of weakness are identified, the Bank may begin performing more frequent financial and/or collateral reviews or initiate contact with the borrower, or the lead bank will contact the borrower if the loan is a participation loan, to ensure cash flows from operations are maintained at a satisfactory level to meet the debt requirements. The Bank mitigates the risk of commercial real estate construction lending during the construction period by monitoring inspection reports from an independent third-party, project budget, percentage of completion, on-site inspections and percentage of advanced funds. Commercial and industrial loans are monitored through a review of borrower performance as indicated by borrower financial statements, borrowing base reports, accounts receivable aging reports, and inventory aging reports. These reports are required to be provided by the borrowers monthly, quarterly, or annually depending on the nature of the borrowing relationship. The Bank regularly monitors the level of risk in the entire commercial loan portfolio, including concentrations in such factors as geographic locations, collateral types, tenant brand name, borrowing relationships, and lending relationships in the case of participation loans, among other factors.

The following table presents information related to the composition of our loan portfolio in terms of dollar amounts, weighted average rates, and percentage of total as of the dates indicated.

	September 30, 2024		September 30, 2023
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,941,952	3.60%	$3,978,837	3.39%
Correspondent purchased	2,212,587	3.48	2,405,911	3.44
Bulk purchased	127,161	2.80	137,193	1.85
Construction	22,970	6.05	69,974	3.68
Total	6,304,670	3.55	6,591,915	3.38
Commercial:
Commercial real estate	1,191,624	5.43	995,788	5.29
Commercial and industrial	129,678	6.66	112,953	6.36
Construction	187,676	6.40	178,746	5.01
Total	1,508,978	5.65	1,287,487	5.35
Consumer loans:
Home equity	99,988	8.90	95,723	8.83
Other	9,615	5.72	9,256	5.20
Total	109,603	8.62	104,979	8.51
Total loans receivable	7,923,251	4.02	7,984,381	3.76

Less:
ACL	23,035		23,759
Deferred loan fees/discounts	30,336		31,335
Premiums/deferred costs	(37,458)		(41,662)
Total loans receivable, net	$7,907,338		$7,970,949

The following table presents the contractual maturity of our loan portfolio, along with associated weighted average yields, at September 30, 2024. Loans that have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	One year or less(1)		Over one year to five years		Over five years to 15 years		Over 15 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
One- to four-family:
Originated	$1,128	3.83%	$59,901	3.33%	$1,097,701	2.99%	$2,783,222	3.88%	$3,941,952	3.62%
Correspondent purchased	43	3.02	16,997	2.59	375,859	2.46	1,819,688	3.57	2,212,587	3.38
Bulk purchased	6	7.06	234	5.12	26,033	4.54	100,888	2.46	127,161	2.89
Construction(2)	—	—	—	—	1,778	4.67	21,192	6.21	22,970	6.09
Total	1,177	3.82	77,132	3.17	1,501,371	2.89	4,724,990	3.74	6,304,670	3.53
Commercial:
Commercial real estate	118,520	6.22	328,552	5.15	510,013	4.99	234,539	6.62	1,191,624	5.48
Commercial and industrial	28,039	7.19	52,771	7.18	43,669	5.81	5,199	4.57	129,678	6.62
Construction(2)	11,014	7.94	156,617	6.21	14,302	7.05	5,743	6.57	187,676	6.39
Total	157,573	6.51	537,940	5.66	567,984	5.11	245,481	6.58	1,508,978	5.69
Consumer:
Home equity(3)	640	9.90	1,924	6.53	46,934	8.66	50,490	8.59	99,988	8.59
Other	479	1.73	8,146	5.62	941	7.60	49	18.00	9,615	5.68
Total	1,119	6.40	10,070	5.80	47,875	8.63	50,539	8.60	109,603	8.33
Total loans receivable	$159,869	6.49	$625,142	5.35	$2,117,230	3.61	$5,021,010	3.93	7,923,251	4.01

Less:
ACL									23,035
Deferred loan fees/discounts									30,336
Premiums/deferred costs									(37,458)
Total loans receivable, net									$7,907,338

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

The following table presents, as of September 30, 2024, the amount of loans due after September 30, 2025, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
One- to four-family:
Originated	$3,535,348	$405,476	$3,940,824
Correspondent purchased	1,836,292	376,252	2,212,544
Bulk purchased	3,671	123,484	127,155
Construction	9,211	13,759	22,970
Total	5,384,522	918,971	6,303,493
Commercial:
Commercial real estate	310,636	762,468	1,073,104
Commercial and industrial	41,628	60,011	101,639
Construction	74,805	101,857	176,662
Total	427,069	924,336	1,351,405
Consumer:
Home equity	20,639	78,709	99,348
Other	6,015	3,121	9,136
Total	26,654	81,830	108,484
Total loans receivable	$5,838,245	$1,925,137	$7,763,382

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

	For the Year Ended
	September 30, 2024		September 30, 2023
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,984,381	3.76%	$7,471,670	3.33%
Originated and refinanced	660,937	7.21	930,362	5.96
Purchased and participations	47,712	7.80	644,072	5.59
Change in undisbursed loan funds	168,483		(99,179)
Repayments	(917,871)		(956,562)
Principal (charge-offs)/recoveries, net	(111)		(106)
Other	(20,280)		(5,876)
Ending balance	$7,923,251	4.02	$7,984,381	3.76

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

	For the Year Ended
	September 30, 2024			September 30, 2023
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family	$207,757	6.39%	29.3%	$404,598	5.47%	25.7%
One- to four-family construction	24,578	6.56	3.5	39,599	5.72	2.5
Commercial:
Real estate	7,920	7.63	1.1	43,408	7.48	2.7
Commercial and industrial	22,251	6.96	3.1	40,238	7.81	2.6
Construction	3,632	7.07	0.5	149,046	5.89	9.5
Home equity	8,402	9.00	1.2	6,080	8.20	0.4
Consumer other	2,975	7.22	0.4	4,620	6.93	0.3
Total fixed-rate	277,515	6.58	39.1	687,589	5.87	43.7

Adjustable-rate:
One- to four-family	53,910	6.37	7.6	342,093	4.97	21.7
One- to four-family construction	16,875	6.51	2.4	28,545	5.22	1.8
Commercial:
Real estate	114,502	7.56	16.2	223,910	5.60	14.2
Commercial and industrial	49,593	7.65	7.0	57,295	7.28	3.6
Construction	152,739	7.96	21.5	177,471	6.22	11.3
Home equity	40,248	9.39	5.7	55,896	8.43	3.6
Consumer other	3,267	5.42	0.5	1,635	4.25	0.1
Total adjustable-rate	431,134	7.68	60.9	886,845	5.75	56.3

Total originated, refinanced and purchased/participations	$708,649	7.25	100.0%	$1,574,434	5.81	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent purchased - one- to four-family	$2,978	6.43		$199,858	5.20
Participations and purchases - commercial	4,400	7.08		19,016	9.43
Total fixed-rate purchased/participations	7,378	6.82		218,874	5.57

Adjustable-rate:
Correspondent purchased - one- to four-family	519	2.93		215,939	4.86
Participations and purchases - commercial	39,815	8.04		209,259	6.36
Total adjustable-rate purchased/participations	40,334	7.98		425,198	5.60
Total purchased/participation loans	$47,712	7.80		$644,072	5.59

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average loan-to-value ("LTV") ratio, and average balance per loan as of September 30, 2024. Credit scores were updated in September 2024, from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,941,952	62.5%	3.60%	771	59%	$168
Correspondent purchased	2,212,587	35.1	3.48	767	63	404
Bulk purchased	127,161	2.0	2.80	772	54	280
Construction	22,970	0.4	6.05	778	52	410
	$6,304,670	100.0%	3.55	770	60	214

The following table presents originated and correspondent purchased activity in our one- to four-family loan portfolio, excluding endorsement activity, along with associated weighted average rates, weighted average LTV ratios and weighted average credit scores for the current year.

				Credit
	Amount	Rate	LTV	Score
	(Dollars in thousands)
Originated	$299,623	6.41%	75%	770
Correspondent purchased	3,497	5.91	70	765
	$303,120	6.40	75	770

As of September 30, 2024, the Bank had one- to four-family loan origination and refinance commitments of $46.3 million at a weighted average rate of 6.10%. There were no one- to four-family correspondent loan purchase commitments at September 30, 2024, as during the current year the Bank suspended purchasing one- to four-family loans from correspondent lenders.

Commercial Loans - During the year ended September 30, 2024, the Bank originated commercial loans and entered into commercial loan participations totaling $350.6 million, which was comprised of $156.4 million in commercial construction real estate loans, $122.4 million in commercial real estate loans, and $71.8 million in commercial and industrial loans. During the current fiscal year, the Bank also processed commercial loan disbursements, excluding lines of credit, of approximately $326.7 million at a weighted average rate of 6.58%, which included $245.0 million, $60.1 million, and $21.6 million of disbursements on new and existing commercial construction, commercial real estate, and commercial and industrial loans, respectively.

As of September 30, 2024 and September 30, 2023, the Bank's commercial and industrial gross loan amounts (unpaid principal plus undisbursed amounts) totaled $163.6 million and $158.5 million, respectively, and commitments totaled $3.2 million and $2.6 million, respectively. Of the $163.6 million outstanding at September 30, 2024, $74.1 million, or 46%, of the portfolio related to working capital loans, $43.8 million, or 27%, related to financing/leasing/purchasing vehicles and equipment, and $37.9 million, or 24%, related to purchasing/refinancing business/assets.

The following table presents the Bank's commercial real estate and commercial construction loans by type of primary collateral as of the dates indicated. As of September 30, 2024, the Bank had 12 commercial real estate and commercial construction loan commitments totaling $186.1 million, at a weighted average rate of 7.19%. Management anticipates fully funding the majority of the undisbursed amounts as most are not cancellable by the Bank. Of the total commercial real estate and commercial construction undisbursed amounts and commitments outstanding as of September 30, 2024, management anticipates funding approximately $150 million during the December 2024 quarter, $78 million during the March 2025 quarter, $83 million during the June 2025 quarter, and $149.7 million during the September 2025 quarter or later. At September 30, 2024, the unpaid principal balance of non-owner occupied commercial real estate loans was $886.1 million and the unpaid principal balance of owner occupied commercial real estate loans was $165.3 million, which are included in the table below.

	September 30, 2024				September 30, 2023
		Unpaid	Undisbursed	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount
		(Dollars in thousands)
Multi-family	38	$172,674	$187,033	$359,707	$308,846
Senior housing	36	327,144	5,190	332,334	331,207
Hotel	20	293,720	29,676	323,396	233,012
Retail building	133	263,877	52,384	316,261	352,499
Office building	77	127,289	672	127,961	130,921
One- to four-family property	321	59,467	3,949	63,416	70,265
Single use building	32	43,176	262	43,438	47,193
Warehouse/manufacturing	47	34,243	413	34,656	35,963
Other	69	57,710	4,303	62,013	53,032
	773	$1,379,300	$283,882	$1,663,182	$1,562,938

Weighted average rate		5.56%	6.79%	5.77%	5.47%

The following table summarizes the Bank's commercial real estate and commercial construction loans by state as of the dates indicated.

	September 30, 2024				September 30, 2023
		Unpaid	Undisbursed	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount
		(Dollars in thousands)
Kansas	571	$562,079	$151,358	$713,437	$670,498
Texas	21	301,486	46,580	348,066	348,707
Missouri	140	260,890	52,256	313,146	332,610
New York	1	60,000	—	60,000	—
Colorado	8	42,604	7,413	50,017	49,385
Arkansas	5	35,522	1,066	36,588	33,046
Nebraska	7	32,418	4	32,422	37,609
California	2	12,271	2,769	15,040	—
Other	18	72,030	22,436	94,466	91,083
	773	$1,379,300	$283,882	$1,663,182	$1,562,938

The following table presents the Bank's commercial real estate and commercial construction loans by unpaid principal balance, aggregated by type of primary collateral and state, along with weighted average LTV ratio and weighted average debt service coverage ratio ("DSCR") as of September 30, 2024. The LTV ratio is calculated using the gross loan amount (composed of unpaid principal and undisbursed amounts) as of September 30, 2024 and the most current collateral value available, which is most often the value at origination/purchase. For existing real estate, the "as is" value is used. If the property is to be constructed, the "as completed" value of the collateral is utilized. The DSCR is calculated based on historical borrower performance, or projected borrower performance for newly formed entities with no performance history. The DSCR is calculated at the time of origination, and is updated at the time of subsequent loan renewals or reviews of borrower financials. The DSCR presented in the table below is based on the DSCR at the time of origination unless an updated DSCR has been calculated. As of September 30, 2024 approximately 50% of the loans, based on unpaid principal balance, had updated DSCRs.

							Weighted	Weighted
	Kansas	Texas	Missouri	New York	Other	Total	LTV	DSCR
	(Dollars in thousands)
Senior Housing	$161,146	$—	$109,820	$—	$56,178	$327,144	70.2%	1.41x
Hotel	42,633	140,054	9,672	60,000	41,361	293,720	57.3%	1.45
Retail Building	85,366	84,515	50,317	—	43,678	263,876	60.5%	1.91
Multi-family	95,935	15,546	40,517	—	20,677	172,675	62.6%	1.41
Office Building	57,477	60,471	8,983	—	358	127,289	49.0%	2.68
Other	119,522	900	41,581	—	32,593	194,596	51.6%	3.10
	$562,079	$301,486	$260,890	$60,000	$194,845	$1,379,300	59.6%	1.87

Weighted LTV	60.0%	59.4%	59.7%	46.2%	62.8%	59.6%
Weighted DSCR	2.05x	1.50x	2.18x	1.18x	1.74x	1.87x

The following table presents the Bank's commercial real estate and construction loans and outstanding loan commitments, categorized by aggregate gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount, average loan amount, weighted average LTV ratio and weighted average DSCR, as of September 30, 2024. See information above for the weighted average LTV ratio and DSCR calculations. For loans and commitments over $50.0 million, $182.2 million were related to hotels in California, New York, and Texas, $143.1 million were related to multi-family properties located in Kansas, and $60.0 million was related to an office building in Texas.

			Average	Weighted	Weighted
	Count	Amount	Amount	LTV	DSCR
	(Dollars in thousands)
Greater than $50 million	6	$385,283	$64,214	54.4%	1.49x
>$30 to $50 million	6	211,210	35,202	63.4	1.41
>$20 to $30 million	15	368,147	24,543	67.9	1.28
>$15 to $20 million	9	153,069	17,008	61.3	1.83
>$10 to $15 million	12	143,695	11,975	71.8	1.57
>$5 to $10 million	27	195,657	7,247	64.7	1.83
$1 to $5 million	114	263,607	2,312	59.7	2.11
Less than $1 million	596	128,604	216	40.0	4.06
	785	$1,849,272	2,356	60.0	1.77

Asset Quality

Delinquent and nonaccrual loans and other real estate owned ("OREO"). The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at September 30, 2024 and 2023, approximately 66% and 72%, respectively, were 59 days or less delinquent. The increase in commercial real estate loans that were 30 to 89 days delinquent from September 30, 2023 was not due to one underlying reason. Management is working closely with the borrowers to address payment issues.

	September 30,
	2024		2023
	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	69	$8,884	88	$9,078
Correspondent purchased	12	3,049	17	5,192
Bulk purchased	2	68	1	149
Construction	—	—	4	1,123
Commercial:
Commercial real estate	11	2,996	1	36
Commercial and industrial	4	391	4	58
Consumer	35	642	30	730
	133	$16,030	145	$16,366

Loans 30 to 89 days delinquent
to total loans receivable, net		0.20%		0.21%

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

	September 30,
	2024		2023
	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	29	$2,274	24	$2,246
Correspondent purchased	8	4,024	9	3,410
Bulk purchased	5	1,535	2	942
Commercial:
Commercial real estate	7	1,163	8	1,966
Commercial and industrial	2	82	4	217
Consumer	20	436	9	113
	71	9,514	56	8,894

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.12%		0.11%

Nonaccrual loans less than 90 Days Delinquent:(1)
One- to four-family:
Originated	—	$—	2	$215
Correspondent purchased	—	—	1	282
Bulk purchased	—	—	—	—
Commercial:
Commercial real estate	3	326	1	18
Commercial and industrial	2	252	—	—
Consumer	—	—	—	—
	5	578	4	515
Total nonaccrual loans	76	10,092	60	9,409

Nonaccrual loans as a percentage of total loans		0.13%		0.12%

OREO:
One- to four-family:
Originated(2)	1	$55	—	$—
Correspondent purchased	—	—	1	219
	1	55	1	219
Total non-performing assets	77	$10,147	61	$9,628

Non-performing assets as a percentage of total assets		0.11%		0.09%
(1)Includes loans required to be reported as nonaccrual pursuant to accounting and/or internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing ten percent or more of the total amount of our one- to four-family loans, excluding construction loans, are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at September 30, 2024. The amounts in the table represent the unpaid principal balance of the loans, less related charge-offs, if any. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At September 30, 2024, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,491,566	55.4%	$7,911	65.9%	$2,233	28.5%	53%
Missouri	1,084,592	17.2	3,447	28.7	991	12.7	58
Other states	1,728,512	27.4	643	5.4	4,609	58.8	56
	$6,304,670	100.0%	$12,001	100.0%	$7,833	100.0%	56

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

The following table presents loans classified as special mention or substandard at the dates presented. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. The increase in commercial real estate special mention loans at September 30, 2024 compared to September 30, 2023 was due mainly to three loans moving to special mention during the current year as certain underlying economic considerations related to the loans are being monitored by management. The decrease in commercial and industrial special mention loans at September 30, 2024 compared to September 30, 2023 was due mainly to two loans being upgraded to pass due to an improvement in financial results.

	September 30, 2024		September 30, 2023
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$17,528	$22,715	$18,603	$19,314
Commercial:
Commercial real estate	16,169	2,302	2,488	1,138
Commercial and industrial	413	335	13,919	155
Consumer	326	487	327	190
	$34,436	$25,839	$35,337	$20,797

Allowance for Credit Losses. The following table presents the distribution of our ACL and the ratio of ACL to loans receivable, by loan type, at the dates indicated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates", "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies and Note 4. Loans Receivable and Allowance for Credit Losses” for additional information regarding the Bank's ACL, including management's qualitative factors.

	September 30, 2024				September 30, 2023
			% of	% of			% of	% of
		ACL to	ACL to	Loans to		ACL to	ACL to	Loans to
	Amount	Loans	Total	Total	Amount	Loans	Total	Total
	of ACL	Ratio	ACL	Loans	of ACL	Ratio	ACL	Loans
	(Dollars in thousands)
One- to four-family:
Originated	$1,650	0.04%	7.2%	49.8%	$2,084	0.05%	8.8%	49.9%
Correspondent purchased	1,861	0.08	8.1	27.9	2,972	0.12	12.4	30.1
Bulk purchased	146	0.11	0.6	1.6	207	0.15	0.9	1.7
Construction	16	0.07	0.1	0.3	65	0.09	0.3	0.9
Total	3,673	0.06	16.0	79.6	5,328	0.08	22.4	82.6
Commercial:
Real estate	15,719	1.32	68.2	15.0	15,589	1.57	65.6	12.5
Commercial and industrial	1,186	0.91	5.1	1.6	1,104	0.98	4.6	1.4
Construction	2,249	1.20	9.8	2.4	1,487	0.83	6.3	2.2
Total	19,154	1.27	83.1	19.0	18,180	1.41	76.5	16.1
Consumer loans:
Home equity	112	0.11	0.5	1.3	142	0.15	0.6	1.2
Other consumer	96	1.00	0.4	0.1	109	1.18	0.5	0.1
Total consumer loans	208	0.19	0.9	1.4	251	0.24	1.1	1.3
	$23,035	0.29%	100.0%	100.0%	$23,759	0.30%	100.0%	100.0%

Historically, the Bank has maintained very low delinquency ratios and NCO rates. Over the past two years, the Bank's highest ratio of commercial loans 90 days or more delinquent to total commercial loans at a quarter end was 0.17%. The highest such ratio for one- to four-family originated and correspondent loans, combined, was 0.12%. The amount of total NCOs during fiscal year 2024 was $111 thousand. During the 10-year period ended September 30, 2024, the Bank recognized $1.4 million of total NCOs. As of September 30, 2024, the ACL balance was $23.0 million and the reserve for off-balance sheet credit exposures totaled $6.0 million. Management believes that this level of ACL and reserves is adequate for the risk characteristics in our loan portfolio.

The Bank's commercial real estate ACL ratios, in aggregate, continue to be higher than those of our peers. The following tables present the average and median commercial real estate ACL ratios for the Bank and two of the Bank's peer groups at the month ends for the periods noted. The OCC peer group consists of all savings banks greater than $1 billion in assets and the Asset Size peer group consists of all banks between $5 billion and $15 billion in asset size. The peer group information is sourced from the respective peers' Call Reports.

Average	September 2022	December 2022	March 2023	June 2023	September 2023	December 2023	March 2024	June 2024	September 2024
Bank	1.17%	1.30%	1.28%	1.45%	1.57%	1.58%	1.60%	1.57%	1.32%
OCC	0.96	0.92	1.21	1.22	1.21	1.14	1.10	1.11	N/A
Asset Size	1.17	1.18	1.18	1.19	1.24	1.16	1.16	1.15	N/A

Median	September 2022	December 2022	March 2023	June 2023	September 2023	December 2023	March 2024	June 2024	September 2024
Bank	1.17%	1.30%	1.28%	1.45%	1.57%	1.58%	1.60%	1.57%	1.32%
OCC	0.90	0.84	1.00	0.98	1.06	1.02	0.98	1.02	N/A
Asset Size	1.13	1.15	1.13	1.12	1.12	1.10	1.13	1.06	N/A

The following table presents ACL activity and related ratios at the dates and for the periods indicated. On October 1, 2023, the Bank adopted Accounting Standards Update ("ASU") 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"), which eliminated the accounting guidance for troubled debt restructurings by creditors. The Company applied a modified retrospective approach when adopting ASU 2022-02, resulting in a cumulative-effect adjustment which is reflected in the table below ("ASU 2022-02 Adoption").

	At or For the Year Ended September 30,
	2024	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$23,759	$16,371	$19,823
ASU 2022-02 Adoption	20	—	—
Charge-offs	(160)	(115)	(70)
Recoveries	49	9	256
Net (charge-offs) recoveries	(111)	(106)	186
Provision for credit losses	(633)	7,494	(3,638)
Balance at end of period	$23,035	$23,759	$16,371

Ratio of NCOs during the period
to average non-performing assets	1.12%	1.09%	(1.59)%
ACL to nonaccrual loans at end of period	228.25	252.51	173.37
ACL to loans receivable, net at end of period	0.29	0.30	0.22
ACL at end of period to NCOs during the period	207x	223x	N/M

The ratio of NCOs to average non-performing assets during the current year was higher than the prior year due to higher NCOs compared to the prior year. The ratio of ACL to nonaccrual loans was lower at the end of the current year compared to the prior year-end due to a higher balance of nonaccrual loans and a lower ACL balance. The decrease in the ratio of the ACL to total loans as of September 30, 2024 from September 30, 2023 was due mainly to a decrease in the one- to four-family ACL to loan ratio and a decrease in overall one- to four-family loan balances, partially offset by an increase in the ACL for commercial loans due to commercial loan growth. The ratio of ACL at end of period to NCOs during the period was lower in the current year due to higher NCOs along with a lower ACL balance compared to the prior year. See "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	For the Year Ended September 30,
	2024			2023			2022
	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$(28)	$3,951,870	—%	$(6)	$3,981,468	—%	$(129)	$3,937,188	—%
Correspondent	—	2,340,841	—	—	2,428,257	—	—	2,072,677	—
Bulk purchased	—	132,460	—	—	143,105	—	—	159,152	—
Construction	—	33,101	—	—	65,741	—	—	48,079	—
Total	(28)	6,458,272	—	(6)	6,618,571	—	(129)	6,217,096	—
Commercial:
Real estate	80	1,073,219	0.01	(1)	875,850	—	(101)	692,115	(0.01)
Commercial and industrial	(5)	120,354	—	75	93,840	0.08	40	74,133	0.05
Construction	—	184,848	—	—	181,141	—	—	117,878	—
Total	75	1,378,421	0.01	74	1,150,831	0.01	(61)	884,126	(0.01)
Consumer:
Home equity	46	97,694	0.05	21	94,131	0.02	1	85,514	—
Other	18	9,663	0.19	17	8,885	0.19	3	8,030	0.04
Total	64	107,357	0.06	38	103,016	0.04	4	93,544	—
	$111	$7,944,050	—	$106	$7,872,418	—	$(186)	$7,194,766	—
Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. Overall, fixed-rate securities comprised 95% of our securities portfolio at September 30, 2024. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully tax-equivalent basis.

	September 30, 2024			September 30, 2023
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
MBS	$756,775	5.63%	5.7	$901,440	1.71%	4.7
Government-sponsored enterprises ("GSE") debentures	69,077	5.63	0.4	479,610	0.64	1.9
Corporate bonds	4,000	5.12	7.6	4,000	5.12	8.6
Municipal bonds	—	—	—	942	2.55	6.9
	$829,852	5.63	5.2	$1,385,992	1.35	3.8

The composition and maturities of the securities portfolio at September 30, 2024 is indicated in the following table by remaining contractual maturity, without consideration of call features or pre-refunding dates, along with associated weighted average yields. The weighted average yields are current yields and includes the amortization of premiums or discounts and are calculated by multiplying each estimated fair value by its current yield and dividing the sum of these results by the total estimated fair value. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

	1 year or less		More than 1 to 5 years		More than 5 to 10 years		Over 10 years		Total Securities
	Estimated		Estimated		Estimated		Estimated		Estimated
	Fair		Fair		Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
MBS	$376	2.60%	$42,353	5.58%	$199,403	5.98%	$541,441	5.50%	$783,573	5.63%
GSE debentures	—	—	10,000	5.52	59,305	5.64	—	—	69,305	5.63
Corporate bonds	—	—	—	—	3,388	5.12	—	—	3,388	5.12
	$376	2.60	$52,353	5.57	$262,096	5.90	$541,441	5.50	$856,266	5.63

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

	For the Year Ended
	September 30, 2024			September 30, 2023
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$1,384,482	1.35%	3.8	$1,563,307	1.29%	4.2
Maturities and repayments	(455,110)			(186,860)
Proceeds from sale	(1,272,512)			—
Net amortization of (premiums)/discounts	8,182			(3,016)
Purchases	1,176,645	5.55	5.1	—	—	—
Net loss from securities sales	(13,345)			—
Change in valuation on AFS securities	27,924			11,051
Ending balance - carrying value	$856,266	5.63	5.2	$1,384,482	1.35	3.8

Liabilities. Total liabilities were $8.50 billion at September 30, 2024, compared to $9.13 billion at September 30, 2023. The decrease was due primarily to a decrease in borrowings as some of the funds from the securities strategy were used to repay all $500.0 million of outstanding borrowings under the BTFP, partially offset by an increase in deposits.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. Total deposits increased from September 30, 2023, primarily in retail certificates of deposit, all in the 14 months or shorter term category, partially offset by a decrease in retail money market accounts, as some customers elected to move funds to the Bank's certificate of deposit offerings or the Bank's higher yielding savings account offering. The amount of commercial non-maturity deposits included in the table below at September 30, 2024 and 2023 was $259.7 million and $267.3 million, respectively. The increase in the deposit portfolio rate at September 30, 2024 compared to September 30, 2023 was due mainly to higher rates on retail certificates of deposit.

	At September 30,
	2024			2023
			% of			% of
	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$549,596	—%	9.0%	$558,326	—%	9.2%
Interest-bearing checking	847,542	0.23	13.8	901,994	0.19	14.9
Savings	540,572	0.82	8.8	480,091	0.12	7.9
Money market	1,226,962	1.46	20.0	1,380,617	1.96	22.8
Retail certificates of deposit	2,830,579	4.23	46.2	2,533,954	3.47	41.9
Commercial certificates of deposit	58,236	4.40	1.0	48,751	3.56	0.8
Public unit certificates of deposit	76,495	4.62	1.2	147,487	4.44	2.5
	$6,129,982	2.45	100.0%	$6,051,220	2.07	100.0%

During the current year, management sought to grow certificates of deposit with terms of 14 months or less by offering market competitive rates. We focused on terms that should allow us to price down certificates of deposit as and when the FRB reduces overnight rates, which first occurred in September 2024 and occurred again in November 2024. The weighted average maturity ("WAM") of our retail certificate of deposit portfolio as of September 30, 2024 was approximately 10 months. Our retail certificate of deposit retention rate has been approximately 87% over the past 12-months. Additionally, management focused on retaining and growing deposits through the introduction of a high-yield savings account early in fiscal year 2024 which had an annual percentage yield of 4.30% for balances over $10 thousand as of September 30, 2024. The high-yield savings account balance was $96.2 million as of September 30, 2024. Of this amount, approximately 45% relates to existing Bank customers increasing their balances during the year by bringing in funds from outside the Bank, approximately 40% is from internal Bank transfers from other deposit products, largely the money market portfolio, and the remaining 15% is composed of new deposit relationships. While there is an immediate repricing and increase in cost on internal transfers within the Bank, we believe we have captured rate sensitive money by offering this product, rather than having those funds leave the Bank.

As of September 30, 2024 and 2023, approximately $766.8 million (or approximately 12%) and $789.0 million (or approximately 13%), respectively, of the Bank's Call Report deposit balance was uninsured. Of the $766.8 million at September 30, 2024, approximately $460.1 million related to commercial and retail deposit accounts, with the remainder mainly comprised of fully collateralized public unit deposits and intercompany accounts. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

The following table sets forth the portion of the Bank's certificate of deposit portfolio, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of September 30, 2024 (dollars in thousands).

3 months or less	$139,686
Over 3 through 6 months	124,002
Over 6 through 12 months	137,847
Over 12 months	114,722
$516,257

Borrowings. Total borrowings at September 30, 2024 were $2.18 billion, which was comprised of $1.98 billion in fixed-rate FHLB advances, $200.0 million in FHLB variable-rate advances tied to interest rate swaps, and $1.1 million in finance leases. Borrowings decreased $699.6 million from September 30, 2023 as some of the funds from the securities strategy were used to repay all $500.0 million of outstanding borrowings under the BTFP and not all maturing FHLB borrowings were replaced during the current fiscal year.

The following table presents the maturity of term borrowings, which consist of FHLB advances, along with associated weighted average contractual and effective rates as of September 30, 2024. Amortizing FHLB advances are presented based on their maturity dates versus their quarterly scheduled repayment dates.

Maturity by		Contractual	Effective
Fiscal Year	Amount	Rate	Rate(1)
	(Dollars in thousands)
2025	650,000	3.23	2.94
2026	575,000	2.81	2.95
2027	477,500	3.14	3.24
2028	310,656	4.78	4.13
2029	167,500	4.44	4.44
	$2,180,656	3.41	3.29

(1)The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents borrowing activity for the periods shown. The borrowings presented in the table have original contractual terms of one year or longer or are tied to interest rate swaps with original contractual terms of one year or longer. Line of credit borrowings and finance leases are excluded from the table. The effective rate is shown as a weighted average and includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAM is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. During the current year, management paid down BTFP borrowings with the proceeds received from the securities strategy.

	For the Year Ended September 30,
	2024			2023
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,882,828	3.34%	1.8	$2,062,500	2.44%	2.5
Maturities and repayments	(527,172)	2.95	—	(329,672)	2.01	—
New FHLB borrowings	325,000	4.54	4.4	650,000	4.47	3.2
BTFP, net	(500,000)	4.70	—	500,000	4.70	1.0
Ending balance	$2,180,656	3.29	1.6	$2,882,828	3.34	1.8

Leverage Strategy
Periodically, the Bank has utilized a leverage strategy to increase earnings, which entails entering into short-term FHLB borrowings and depositing the proceeds from these FHLB borrowings, net of the purchases of FHLB stock made to meet FHLB stock holding requirements, at the FRB. The leverage strategy is not a core operating business for the Company. It provides the Company the ability to utilize excess capital to generate earnings. Additionally, it is a strategy that can be exited quickly without additional costs. The profitability of the leverage strategy is attributable to net income derived from the dividends received on the increased FHLB stock holdings, plus the net interest rate spread between the yield on the leverage strategy cash at the FRB and the rate paid on the leverage strategy FHLB borrowings, less applicable FDIC premiums and estimated income tax expense. Leverage strategy borrowings are repaid prior to each quarter end so there is no impact to quarter end capital ratios. The leverage strategy was not in place at any time during the current year due to the strategy being unprofitable, but it was in place at points during the prior year. During the prior year, the average balance of cash associated with the leverage strategy was $882.8 million and interest earned on that cash was $37.8 million, the average balance of FHLB stock associated with the leverage strategy was $41.6 million and dividends earned on that stock were $3.6 million, and the average balance of FHLB borrowings associated with the leverage strategy was $924.4 million and the related interest expense was $39.7 million. Additionally, the Company recognized $406 thousand of FDIC premiums and $215 thousand of income tax expense during the prior year related to the leverage strategy. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Management continues to monitor the net interest rate spread and overall profitability of the leverage strategy.

Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and non-amortizing term borrowings for the next four quarters as of September 30, 2024.

	December 31,	March 31,	June 30,	September 30,
	2024	2025	2025	2025	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$681,571	$636,105	$520,483	$307,071	$2,145,230
Repricing Rate	4.49%	4.56%	4.61%	4.41%	4.53%
Public Unit Certificates:
Amount	$30,025	$17,526	$5,841	$5,853	$59,245
Repricing Rate	4.68%	4.90%	4.62%	4.64%	4.74%
Term Borrowings:
Amount	$200,000	$150,000	$200,000	$100,000	$650,000
Repricing Rate	3.35%	1.93%	3.27%	2.97%	2.94%
Total
Amount	$911,596	$803,631	$726,324	$412,924	$2,854,475
Repricing Rate	4.25%	4.08%	4.24%	4.07%	4.17%

The following table sets forth the WAM information for our certificates of deposit, in years, as of September 30, 2024.

Retail certificates of deposit	0.8
Commercial certificates of deposit	0.6
Public unit certificates of deposit	0.6
Total certificates of deposit	0.8

Stockholders' Equity. Stockholders' equity totaled $1.03 billion at September 30, 2024. During the year ended September 30, 2024, the Company repurchased $19.3 million of shares and paid regular quarterly cash dividends totaling $44.5 million, or $0.34 per share. On October 22, 2024, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.1 million, payable on November 15, 2024 to stockholders of record as of the close of business on November 1, 2024.

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank in accordance with regulatory standards. As of September 30, 2024, the Bank's capital ratios exceeded the well-capitalized requirements and the Bank exceeded all internal policy thresholds for sensitivity to changes in rates. As of September 30, 2024, the Bank's community bank leverage ratio was 9.2%. See "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 13. Regulatory Capital Requirements" for additional regulatory capital information.

During the current year, the Company repurchased 3,280,110 shares of common stock at an average price of $5.87 per share. These repurchases occurred in the first half of the current year. The Company currently has $75.0 million authorized for repurchase under existing stock repurchase plans. The FRB's current approval for the Company to repurchase shares up to the $75.0 million authorization expires in February 2025. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors.

Based on the Company's accumulated earnings and profits at the beginning of its 2024 tax year and the current year tax earnings and profits deficit as a result of the losses associated with the securities strategy (See "Comparison of Operating Results for the Years Ended September 30, 2024 and 2023 - Income Tax Expense" below), the Company believes that all dividends paid to stockholders by the Company during fiscal year 2024 should be treated as a return of capital, pursuant to Internal Revenue Code Section 301(c)(2), which reduced the tax basis in the stockholders' shares by the amount of the dividend received. Stockholders should consult their own tax advisors to determine the income tax consequences of their specific situation. The Company is providing this for informational purposes only and not as legal or tax advice. Based on the Company's proposed actions for fiscal year 2025 (as discussed further below), the Company anticipates that the majority, if not all, of the dividend payments to Company stockholders in fiscal year 2025 will be treated as dividends for U.S. federal income tax purposes.

At September 30, 2024, Capitol Federal Financial, Inc. at the holding company level, had $50.1 million in cash on deposit at the Bank. Given the amount of cash at the holding company level, and in an effort to minimize the tax associated with the pre-1988 bad debt recapture, it is currently the intention of management and the Board of Directors to not distribute earnings from the Bank to the Company during fiscal year 2025. See additional information regarding the pre-1988 bad debt recapture in "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 9. Income Taxes". It is currently anticipated that the Bank will have sufficient taxable income during fiscal year 2025 to replenish tax accumulated earnings and profits to a positive level, allowing the Bank to make earnings distributions to the Company during fiscal year 2026 and not be taxed on those distributions. For fiscal year 2025, it is the intention of the Company's Board of Directors to pay out the regular quarterly cash dividend of $0.085 per share, totaling $0.34 per share for the year. To the extent that earnings in fiscal year 2025 exceed $0.34 per share, the Board of Directors will consider the payment of additional dividends. Dividend payments depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, the Bank's taxable current earnings and accumulated earnings and profits, and the amount of cash at the holding company level.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2024, 2023, and 2022.

	Calendar Year
	2024		2023		2022
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,127	$0.085	$11,319	$0.085	$11,535	$0.085
Quarter ended June 30	11,044	0.085	11,321	0.085	11,534	0.085
Quarter ended September 30	11,043	0.085	11,323	0.085	11,534	0.085
Quarter ended December 31	11,061	0.085	11,308	0.085	11,508	0.085
True-up dividends paid	—	—	—	—	37,701	0.280
True Blue Capitol dividends paid	—	—	—	—	27,143	0.200
Calendar year-to-date dividends paid	$44,275	$0.340	$45,271	$0.340	$110,955	$0.820

Rate/Volume Analysis. The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing fiscal years 2024 to 2023. For the comparison of fiscal years 2023 to 2022, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Year Ended September 30,
	2024 vs. 2023
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$6,962	$21,659	$28,621
MBS	(11,843)	26,973	15,130
Investment securities	(3,724)	8,907	5,183
FHLB stock	(4,795)	982	(3,813)
Cash and cash equivalents	(36,895)	8,827	(28,068)
Total interest-earning assets	(50,295)	67,348	17,053

Interest-bearing liabilities:
Checking	(148)	623	475
Savings	(31)	1,369	1,338
Money market	(3,645)	6,552	2,907
Certificates of deposit	11,380	41,183	52,563
Borrowings	(56,483)	7,466	(49,017)
Total interest-bearing liabilities	(48,927)	57,193	8,266

Net change in net interest income	$(1,368)	$10,155	$8,787

Average Balance Sheets. The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated. For fiscal year 2022 information, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Weighted average yields are derived by dividing annual income by the average balance of the related assets, and weighted average rates are derived by dividing annual expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	For the Year Ended September 30,
	2024			2023
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,984,971	$142,011	3.56%	$4,047,209	$135,873	3.36%
Correspondent purchased	2,340,841	76,493	3.27	2,428,257	76,335	3.14
Bulk purchased	132,460	2,999	2.26	143,105	1,923	1.34
Total one- to four-family loans	6,458,272	221,503	3.43	6,618,571	214,131	3.24
Commercial loans	1,378,421	78,042	5.57	1,150,831	57,991	4.97
Consumer loans	107,357	9,162	8.53	103,016	7,965	7.73
Total loans receivable(1)	7,944,050	308,707	3.87	7,872,418	280,087	3.55
MBS(2)	619,521	33,650	5.43	1,150,013	18,520	1.61
Investment securities(2)(3)	180,640	8,749	4.84	524,919	3,565	0.68
FHLB stock(4)	106,064	10,009	9.44	157,925	13,821	8.75
Cash and cash equivalents(5)	286,988	15,728	5.39	998,793	43,796	4.32
Total interest-earning assets	9,137,263	376,843	4.11	10,704,068	359,789	3.35
Other non-interest-earning assets	460,278			263,713
Total assets	$9,597,541			$10,967,781

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$873,097	1,978	0.23	$961,779	1,504	0.16
Savings	493,456	1,826	0.37	525,423	488	0.09
Money market	1,302,817	22,333	1.71	1,567,540	19,426	1.24
Retail certificates	2,680,003	106,204	3.96	2,266,740	54,724	2.41
Commercial certificates	54,484	2,247	4.12	40,258	993	2.47
Wholesale certificates	109,217	4,961	4.54	134,641	5,132	3.81
Total deposits	5,513,074	139,549	2.53	5,496,381	82,267	1.50
Borrowings(6)	2,338,222	75,233	3.21	3,658,015	124,250	3.38
Total interest-bearing liabilities	7,851,296	214,782	2.73	9,154,396	206,517	2.25
Non-interest-bearing deposits	533,821			562,023
Other non-interest-bearing liabilities	180,979			179,373
Stockholders' equity	1,031,445			1,071,989
Total liabilities and stockholders' equity	$9,597,541			$10,967,781

Net interest income(7)		$162,061			$153,272
Net interest-earning assets	$1,285,967			$1,549,672
Net interest margin(8)			1.77			1.43
Ratio of interest-earning assets to interest-bearing liabilities			1.16x			1.17x

Selected performance ratios:
Return on average assets(9)(14)			0.40%			(0.93)%
Return on average equity(10)(14)			3.69			(9.48)
Average equity to average assets			10.75			9.77
Operating expense ratio(11)			1.17			1.04
Efficiency ratio(12)(14)			66.91			(626.63)
Pre-tax yield on leverage strategy(13)			—			0.13

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)The average balance of investment securities includes an average balance of nontaxable securities of $51 thousand and $1.0 million for the years ended September 30, 2024 and 2023, respectively.
(4)There was no FHLB stock related to the leverage strategy for the year ended September 30, 2024. Included in this line, for the year ended September 30, 2023, is FHLB stock related to the leverage strategy with an average outstanding balance of $41.6 million and dividend income of $3.6 million, at a weighted average yield of 8.69%, and FHLB stock not related to the leverage strategy with an average outstanding balance of $116.3 million, and dividend income of $10.2 million, at a weighted average yield of 8.77%.
(5)There was no cash and cash equivalents related to the leverage strategy during the year ended September 30, 2024. The average balance of cash and cash equivalents includes an average balance of cash related to the leverage strategy of $882.8 million and interest income of $37.8 million, at a weighted average yield of 4.22% during the year ended September 30, 2023.
(6)There were no borrowings related to the leverage strategy during the year ended September 30, 2024. Included in this line, for the year ended September 30, 2023 are FHLB borrowings related to the leverage strategy with an average outstanding balance of $924.4 million and interest paid of $39.7 million, at a weighted average rate of 4.24%, and borrowings not related to the leverage strategy with an average outstanding balance of $2.73 billion, and interest paid of $84.5 million, at a weighted average rate of 3.08%. The FHLB advance amounts and rates included in this line include the effect of interest rate swaps and are net of deferred prepayment penalties.
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
(9)Return on average assets represents net income as a percentage of total average assets. Management believes that the return on average assets is important to investors as it shows the Company's profitability in relation to the Company's average assets.
(10)Return on average equity represents net income as a percentage of total average equity. Management believes that the return on average equity is important to investors as it shows the Company's profitability in relation to the Company's average equity.
(11)The operating expense ratio represents non-interest expense as a percentage of average assets. Management believes the operating expense ratio is important to investors as it provides insight into how efficiently the Company is managing its expenses in relation to its assets. It is a financial measurement ratio that does not take into consideration changes in interest rates.
(12)The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. Management believes the efficiency ratio is important to investors as it is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value generally indicates that it is costing the financial institution less money to generate revenue, related to its net interest margin and non-interest income.
(13)The pre-tax yield on the leverage strategy represents pre-tax income resulting from the transaction as a percentage of the average interest-earning assets associated with the transaction. Management believes this ratio is important to investors as it provides the yield the Company is earning on the leverage strategy transaction.
(14)The table below provides a reconciliation between performance measures presented in accordance with accounting standards generally accepted in the United States of America ("GAAP") and the same performance measures excluding the impact of the net loss on the securities transactions associated with the securities strategy, which are not presented in accordance with GAAP. The securities strategy was non-recurring in nature; therefore management believes it is meaningful to investors to present certain financial measures excluding the securities strategy to better evaluate the Company's core operations. See information regarding the securities strategy in the "Executive Summary" discussion above.

	For the Year Ended September 30,
	2024			2023
			Without			Without
			Securities			Securities
	Actual	Securities	Strategy	Actual	Securities	Strategy
	(GAAP)	Strategy	(Non-GAAP)	(GAAP)	Strategy	(Non-GAAP)
Return on average assets	0.40%	(0.10)%	0.50%	(0.93)%	(1.33)%	0.40%
Return on average equity	3.69	(0.97)	4.66	(9.48)	(13.58)	4.10
Efficiency Ratio	66.91	4.94	61.97	(626.63)	(691.94)	65.31
Earnings per share(15)	$0.29	$(0.08)	$0.37	$(0.76)	$(1.09)	$0.33

(15)Earnings per share is calculated as net income divided by average shares outstanding. Management believes earnings per share is an important measure to investors as it shows the Company's earnings in relation to the Company's outstanding shares.

Comparison of Operating Results for the Years Ended September 30, 2024 and 2023
The Company recognized net income of $38.0 million, or $0.29 per share, for the current year, compared to net loss of $101.7 million, or $(0.76) per share, for the prior year. The net loss in the prior year resulted from a $192.6 million impairment loss ($145.6 million net of tax) on the securities associated with the securities strategy. See additional discussion regarding the securities strategy in the "Executive Summary" section above. The securities associated with the securities strategy were sold in the first quarter of fiscal year 2024 resulting in $13.3 million ($10.0 million net of tax) of net losses related to the sale. Excluding the effects of the net loss associated with the securities strategy, earnings per share would have been $0.37 for the current year and $0.33 for the prior year. The increase in earnings per share excluding the effects of the net losses associated with the securities strategy was due primarily to higher net interest income and a lower provision for credit losses in the current year, partially offset by higher income tax expense.

Periodically, at management's discretion, we have utilized the leverage strategy to increase earnings which entails entering into short-term FHLB borrowings and depositing the proceeds from these FHLB borrowings, net of the purchases of FHLB stock made to meet FHLB stock holding requirements, at the FRB. See additional information regarding the leverage strategy in the "Financial Condition - Borrowings" section above. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction.

The net interest margin increased 34 basis points, from 1.43% for the prior year to 1.77% for the current year. The leverage strategy negatively impacted the net interest margin for the prior year by 12 basis points. The remaining improvement in the net interest margin absent the leverage strategy was due to higher yields on securities and loans which outpaced the increase in the cost of deposits, largely in retail certificates of deposit.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the years presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$308,707	$280,087	$28,620	10.2%
MBS	33,650	18,520	15,130	81.7
Cash and cash equivalents	15,728	43,796	(28,068)	(64.1)
FHLB stock	10,009	13,821	(3,812)	(27.6)
Investment securities	8,749	3,565	5,184	145.4
Total interest and dividend income	$376,843	$359,789	$17,054	4.7

The increase in interest income on loans receivable was due largely to an increase in the weighted average yield, along with an increase in the average balance of the portfolio primarily as a result of growth in the commercial loan portfolio as the loan portfolio mix continued to shift from one- to four-family loans to commercial loans. The increase in the weighted average yield was due primarily to originations and purchases at higher market rates between periods, as well as disbursements on commercial construction loans at rates higher than the overall portfolio rate and upward repricing of existing adjustable-rate loans due to higher market interest rates. The increase in the average balance was mainly in the commercial loan portfolio which was partially offset by a decrease in the average balance of the one-to four-family loan portfolio. See additional discussion in the "Financial Condition - Loans Receivable" section above.

The increase in interest income on MBS and investment securities was due to an increase in the weighted average yield, partially offset by a decrease in the average balance, both a result of the securities strategy.

The decrease in interest income on cash and cash equivalents and the decrease in dividend income on FHLB stock were due mainly to the leverage strategy being utilized during the prior year and not being utilized during the current year. Interest income on cash and cash equivalents related to the leverage strategy decreased $37.8 million and dividend income on FHLB stock related to the leverage strategy decreased $3.6 million compared to the prior year. Interest income on cash and cash equivalents not associated with the leverage strategy increased $9.7 million due largely to an increase in the average balance of cash and cash equivalents. The increase in the average balance was mainly a result of the securities strategy as not all of the proceeds from the securities strategy were immediately redeployed due to future anticipated commercial loan fundings and the higher rate paid on amounts held at the FRB.

Interest Expense
The following table presents the components of interest expense for the years presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$139,549	$82,267	$57,282	69.6%
Borrowings	75,233	124,250	(49,017)	(39.5)
Total interest expense	$214,782	$206,517	$8,265	4.0

The increase in interest expense on deposits was due almost entirely to an increase in the weighted average rate paid on deposits, specifically retail certificates of deposit and money market accounts. To a lesser extent, the average balance of retail certificates of deposit also increased interest expense on deposits, partially offset by a decrease in the average balance of money market accounts. See additional information regarding the deposit portfolio composition in the "Financial Condition - Deposits" section above.

Interest expense on borrowings associated with the leverage strategy decreased $39.7 million compared to the prior year due to the leverage strategy being in place during the prior year and not being in place during the current year. Interest expense on borrowings not associated with the leverage strategy decreased $9.3 million due mainly to a decrease in borrowings under the BTFP, which were repaid during the current year, and a reduction in the average outstanding balance on the Bank's FHLB line of credit compared to the prior year. The decrease in these borrowings was partially offset by new borrowings in the current year at market interest rates higher than the overall portfolio rate, to replace maturing advances and fund operational needs.

Provision for Credit Losses
The Company recorded a provision for credit losses of $1.3 million during the current year, compared to a provision for credit losses of $6.8 million for the prior year. The provision for credit losses in the current year was comprised of a $1.9 million increase in the reserve for off-balance sheet credit exposures, partially offset by a $633 thousand release in the ACL for loans. The increase in the reserve for off-balance sheet credit exposures was due primarily to an increase in the balance of off-balance sheet credit exposures and an increase in the ACL to loan ratio, which is applied to off-balance sheet credit exposures, between periods, specifically for commercial construction loans. The change in the balance of the ACL from the prior fiscal year end to the end of the current fiscal year was a decrease of $724 thousand which differs from the $633 thousand above primarily due to NCOs. The reduction in ACL was due to a decrease in the ACL for our one- to four-family loans as a result of a decrease in the ACL to loan ratio and a decrease in loan balances, partially offset by an increase in the ACL for our commercial loans due to growth in the commercial loan portfolio. See discussion regarding the ACL in the "Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Estimates" section above.

Non-Interest Income
The following table presents the components of non-interest income for the years presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$10,562	$12,745	$(2,183)	(17.1)%
Insurance commissions	3,257	3,487	(230)	(6.6)
Net loss from securities transactions	(13,345)	(192,622)	179,277	93.1
Other non-interest income	4,770	4,935	(165)	(3.3)
Total non-interest income	$5,244	$(171,455)	$176,699	103.1

The decrease in deposit service fees was due primarily to a change in the fee structure of certain deposit products after the Bank's digital transformation. The decrease in insurance commissions was primarily due to adjustments to accrued contingent commissions made in anticipation of lower commissions largely related to industry changes in underwriting and loss experience which is adversely impacting new business and projected loss ratios. The industry changes impacting commissions are expected to persist for the foreseeable future, so management is currently evaluating other insurance revenue streams while maintaining our current lines of business. The net loss from securities transactions in the prior year related to the impairment loss on securities associated with the securities strategy while the $13.3 million loss in the current year related to additional losses incurred on those securities when they were ultimately sold during the first quarter of fiscal year 2024.
Non-Interest Expense
The following table presents the components of non-interest expense for the years presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$52,272	$51,491	$781	1.5%
Information technology and related expense	20,324	23,425	(3,101)	(13.2)
Occupancy, net	13,558	14,236	(678)	(4.8)
Federal insurance premium	6,052	4,456	1,596	35.8
Regulatory and outside services	5,743	6,039	(296)	(4.9)
Advertising and promotional	4,264	4,305	(41)	(1.0)
Deposit and loan transaction costs	2,719	2,694	25	0.9
Office supplies and related expense	1,691	2,499	(808)	(32.3)
Other non-interest expense	5,320	4,789	531	11.1
Total non-interest expense	$111,943	$113,934	$(1,991)	(1.7)

The increase in salaries and employee benefits was mainly attributable to higher incentive compensation in the current year compared to the prior year, as no incentive compensation was paid in the prior year due to the net loss recognized by the Company. The decrease in information technology and related expense was due mainly to lower third-party project management expenses associated with the Bank's digital transformation during the prior year along with the discontinuation of other costs associated with the previous core system, partially offset by higher software licensing expenses resulting from new agreements associated with the digital transformation. The increase in the federal insurance premium was due primarily to an increase in the FDIC assessment rate as a result of the way the assessment rate was adjusted for the occurrence of the Bank's net loss during the quarter ending September 30, 2023. The decrease in regulatory and outside services was due to the prior year including expenses related to the digital transformation. The decrease in office supplies and related expense was due primarily to the outsourcing of statement processing related to the digital transformation, and the timing of office supply purchases between periods. The increase in other non-interest expense was due mainly to an increase in customer fraud losses.

The Company's efficiency ratio was 66.91% for the current year compared to (626.63)% for the prior year. Excluding the net losses from the securities strategy, the efficiency ratio would have been 61.97% for the current year and 65.31% for the prior year. The improvement in the efficiency ratio, excluding the net losses from the securities strategy, was due primarily to higher net interest income and lower non-interest expense in the current year compared to the prior year.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Year Ended
	September 30,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Income (loss) before income tax expense (benefit)	$54,103	$(138,955)	$193,058	138.9%
Income tax expense (benefit)	16,093	(37,296)	53,389	143.1
Net income (loss)	$38,010	$(101,659)	$139,669	137.4

Effective Tax Rate	29.7%	26.8%

For the prior year, absent the net loss, the effective income tax rate would have been 18.1%. The higher effective tax rate in the current year was due primarily to recording $5.4 million of income tax expense on the current year distributions of earnings from the Bank to the Company in association with the pre-1988 bad debt recapture ($0.04/share reduction in earnings per share), along with higher state income tax expense mainly related to the tax treatment of the bad debt recapture, partially offset by a $3.3 million tax benefit related to the $13.3 million net loss on the securities sale associated with the securities strategy.

Fiscal Year 2025 Outlook
Salaries and employee benefits expense is expected to be $5.7 million higher in fiscal year 2025 compared to fiscal year 2024 due to an anticipated increase in incentive compensation, merit increases, and the filling of vacant positions. Information technology and related expenses are anticipated to be $1.4 million higher in fiscal year 2025 compared to fiscal year 2024 due to these expenses returning to a more normal run rate and implementation of new banking technologies. We anticipate that the federal deposit insurance premium will be approximately $1.7 million less in fiscal year 2025 compared to fiscal year 2024 because there is no longer an increase in our assessment rate due to the net loss in fiscal year 2023. Overall, management is expecting a 4.8% increase in operating expenses for fiscal year 2025 compared to fiscal year 2024.

Management anticipates the effective income tax rate for fiscal year 2025 will be 19% to 20%. The effective income tax rate is anticipated to be lower than fiscal year 2024 as it is currently the intention of management and the Board of Directors to not make capital distributions from the Bank to the Company during fiscal year 2025. By not making capital distributions during fiscal year 2025, the Bank will not incur income tax expense related to the bad debt recapture as occurred during fiscal year 2024. See "Financial Condition - Stockholders' Equity" section above for additional discussion.

Comparison of Operating Results for the Years Ended September 30, 2023 and 2022
For this discussion, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended September 30, 2023 and 2022" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at the FHLB, in addition to the FRB of Kansas City's discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's FHLB borrowing limit approved by FHLB senior management was 50% of Bank Call Report total assets as of September 30, 2024. The Bank's FHLB borrowing limit approved by FHLB senior management became 45% of Bank Call Report total assets effective November 1, 2024. The reduction in the percentage from 50% to 45% was related to FHLB's internal lending limit guidelines. FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. When the leverage strategy is in place, the Bank maintains the resulting excess cash reserves from the FHLB borrowings at the FRB of Kansas City, which can be used to meet any short-term liquidity needs. Additionally, FHLB borrowings may exceed 40% of Bank Call Report total assets if the Bank continues its leverage strategy and FHLB senior management continues to approve the Bank's borrowing limit being in excess of 40% of Call Report total assets. All or a portion of the short-term FHLB borrowings in conjunction with the leverage strategy can be repaid at maturity, if necessary or desired. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral. At September 30, 2024, the amount of securities pledged for the discount window was $111.3 million. At September 30, 2024, there were no borrowings from the FRB of Kansas City's discount window. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal overnight borrowing.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy, such as the leverage strategy, the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. Recently, the Bank started entering into fully-amortizing FHLB advances that require periodic payments of principal over the term of the advance. This type of advance allows the Bank the opportunity to start repricing its liability cash flows sooner in a down-rate environment and generally provides for favorable pricing when compared to similar long term bullet advances with comparable average lives as a result of the current term structure of interest rates. The Bank's internal policy limits total borrowings to 55% of total assets. At September 30, 2024, the Bank had total borrowings, at par, of $2.18 billion, or approximately 23% of total assets. The borrowings balance was composed primarily of FHLB advances, of which, $714.7 million is scheduled to be repaid (amortizing advances) or mature in the next 12 months. Management estimated that the Bank had $2.93 billion in additional liquidity available at September 30, 2024 based on the Bank's blanket collateral agreement with FHLB and unencumbered securities.

At September 30, 2024, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank has the ability to utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At September 30, 2024, the Bank had $744.2 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs. The Bank also has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of September 30, 2024, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At September 30, 2024, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 1% of total deposits. The Bank had pledged securities with an estimated fair value of $108.7 million as collateral for public unit certificates of deposit at September 30, 2024. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At September 30, 2024, $2.20 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $59.2 million of public unit certificates of deposit and $49.0 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  Due to the nature of public unit certificates of deposit and commercial certificates of deposit, retention rates are not as predictable as for retail certificates of deposit.

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

General assumptions used by management to evaluate the sensitivity of our financial performance to changes in interest rates presented in the tables below are utilized in, and set forth under, the gap table and related notes. Although management finds these assumptions reasonable, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and MVPE indicated in the below tables could vary substantially if different assumptions were used or actual experience differs from the assumptions. To illustrate this point, the projected cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities within the next 12 months as a percent of total assets ("one-year gap") is also provided for an up 200 basis point scenario, as of September 30, 2024.

Qualitative Disclosure about Market Risk

Gap Table. The following gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities based on the information and assumptions set forth in the notes below. Cash flow projections for mortgage-related assets are calculated based in part on prepayment assumptions at current and projected interest rates. Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Assumptions may not reflect how actual yields and costs respond to market interest rate changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment rates would likely deviate significantly from those assumed in calculating the gap table below. A positive gap generally means more cash flows from assets are expected to reprice than cash flows from liabilities and suggests that in a rising rate environment, earnings should increase. A negative gap generally means more cash flows from liabilities are expected to reprice than cash flows from assets and suggests, in a rising rate environment, that earnings should decrease. For additional information regarding the impact of changes in interest rates, see the following Change in Net Interest Income and Change in MVPE discussions and tables.

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,678,859	$1,846,594	$1,417,793	$2,977,546	$7,920,792
Securities(2)	260,983	270,581	151,144	147,144	829,852
Other interest-earning assets	192,251	—	—	—	192,251
Total interest-earning assets	2,132,093	2,117,175	1,568,937	3,124,690	8,942,895

Interest-bearing liabilities:
Non-maturity deposits(3)	716,264	487,721	368,611	1,642,186	3,214,782
Certificates of deposit	2,204,475	654,578	106,060	197	2,965,310
Borrowings(4)	721,264	1,157,685	310,331	25,188	2,214,468
Total interest-bearing liabilities	3,642,003	2,299,984	785,002	1,667,571	8,394,560

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,509,910)	$(182,809)	$783,935	$1,457,119	$548,335

Cumulative excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,509,910)	$(1,692,719)	$(908,784)	$548,335

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
September 30, 2024	(15.9)%	(17.8)%	(9.5)%	5.8%
September 30, 2023	(11.7)

Cumulative one-year gap - interest rates +200 bps at:
September 30, 2024	(17.9)
September 30, 2023	(11.9)

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
(2)MBS reflect projected prepayments at amortized cost. All other securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of September 30, 2024, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts are based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $4.01 billion, for a cumulative one-year gap of (42.1)% of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $200.0 million of FHLB adjustable-rate advances tied to interest rate swaps. The repricing for these liabilities is projected to occur at the maturity date of each interest rate swap.

At September 30, 2024, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.51) billion, or (15.8)% of total assets, compared to $(1.19) billion, or (11.7)% of total assets, at September 30, 2023. The change in the one-year gap amount was due to a net increase in the amount of liability cash flows coming due in one year, partially offset by an increase in the amount of interest-earning asset cash flows coming due in one year, as of September 30, 2024, compared to September 30, 2023. The net increase in liability cash flows coming due in one year primarily related to the Bank's retail certificate of deposit portfolio, partially offset by a net decrease in borrowings coming due in one year as the Bank repaid its BTFP amount outstanding in conjunction with the securities strategy during the current year. The increase in the one-year cash flow for retail certificates of deposit was due to the Bank continuing to offer higher rates on shorter-term certificates of deposit. The increase in interest-earning assets projected to mature or reprice within one year was due primarily to an increase in the amount of loans expected to mature or reprice, partially offset by decreases in securities in conjunction with the securities strategy and the balance of cash between periods.

The amount of interest-bearing liabilities expected to reprice in a given period is not typically significantly impacted by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a penalty. If interest rates were to increase 200 basis points, as of September 30, 2024, the Bank's one-year gap is projected to be $(1.71) billion, or (17.9)% of total assets. The change in the gap compared to when there is no change in rates was due to lower anticipated net cash flows primarily as a result of lower prepayments on mortgage-related assets in the higher rate environment. This compares to a one-year gap of $(1.21) billion, or (11.9)% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2023.

Change in Net Interest Income. The Bank's net interest income projections are a reflection of the response to interest rates of assets and liabilities that are expected to mature or reprice over the next year. Repricing occurs as a result of cash flows that are received or paid on assets or due on liabilities which would be replaced at then current market interest rates or on adjustable-rate products that reset during the next year. The Bank's borrowings and certificate of deposit portfolios have stated maturities, and the cash flows related to those liabilities do not generally fluctuate as a result of changes in interest rates. Cash flows from mortgage-related assets and callable agency debentures can vary significantly as a result of changes in interest rates. As interest rates decrease, borrowers have an economic incentive to lower their cost of debt by refinancing or endorsing their mortgage to a lower interest rate. Similarly, agency debt issuers are more likely to exercise embedded call options and issue new securities at a lower interest rate.

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

Change	Net Interest Income At September 30,
(in Basis Points)	2024			2023
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$188,322	$11,696	6.6%	N/A	N/A	N/A
-200 bp	183,769	7,143	4.0	126,495	(6,963)	(5.2)
-100 bp	180,936	4,310	2.4	130,374	(3,084)	(2.3)
000 bp	176,626	—	—	133,458	—	—
+100 bp	171,222	(5,404)	(3.1)	136,147	2,689	2.0
+200 bp	165,422	(11,204)	(6.3)	138,804	5,346	4.0
+300 bp	158,758	(17,868)	(10.1)	141,494	8,036	6.0

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.
In general, increases/(decreases) in the Bank's net interest income projections under the various interest rate scenarios presented are due to the degree in which cash flows are realized and the rates projected to be earned on funds received through loan and securities repayments, in each scenario, are greater/(less) than the rates projected to be paid on deposits and borrowings in the next 12 months. The net interest income projection was higher in the base case scenario at September 30, 2024 compared to September 30, 2023, due primarily to transactions associated with the securities strategy, which resulted in a decrease in interest expense on borrowings due to the Bank repaying its BTFP borrowing and an increase in interest income on securities due to reinvestment of proceeds into higher-yielding securities.

During the current fiscal year, growth in the Bank's deposit portfolio was almost entirely within its certificate of deposit portfolio; more specifically, in short-term certificates of deposit as the Bank's highest offer rates were on products in this category. The WAM of the Bank's retail certificate of deposit portfolio decreased from 1.3 years as of September 30, 2023, to 0.8 years as of September 30, 2024, due in part to the passage of time, but primarily due to growth in the balance of shorter-term certificates of deposit. The current Federal Open Market Committee ("FOMC") tightening cycle reached its peak during the prior year and expectations of easing have now become the consensus. By shortening the WAL of its certificate of deposit portfolio, the Bank will be better positioned to reprice its highest-costing deposits as short-term market interest rates decrease. This dynamic, when coupled with the growth in the certificate of deposit portfolio and increases in deposit betas, is the primary driver of the change in the Bank's net interest income profile projections between September 30, 2023 and 2024.

Change in MVPE. Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE. The market value of an asset or liability reflects the present value of all the projected cash flows over its remaining life, discounted at market interest rates. As interest rates rise, generally the market value for both financial assets and liabilities decrease. The opposite is generally true as interest rates fall. The MVPE represents the theoretical market value of capital that is calculated by netting the market value of assets, liabilities, and off-balance sheet instruments. If the market values of financial assets increase at a faster pace than the market values of financial liabilities, or if the market values of financial liabilities decrease at a faster pace than the market values of financial assets, the MVPE will increase. The market value of shorter term-to-maturity financial instruments is less sensitive to changes in interest rates than is the case with longer term-to-maturity financial instruments. Because of this, the market values of our certificates of deposit (which generally have relatively shorter average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which generally have relatively longer average lives). The average life expected on our mortgage-related assets varies under different interest rate environments because borrowers have the ability to prepay their mortgage loans. Therefore, as interest rates decrease, the WAL of mortgage-related assets decrease as well. As interest rates increase, the WAL would be expected to increase, as well as increasing the sensitivity of these assets in higher rate environments.

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

Change	Market Value of Portfolio Equity At September 30,
(in Basis Points)	2024			2023
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$1,460,440	$359,922	32.7%	N/A	N/A	N/A
-200 bp	1,345,708	245,190	22.3	1,302,781	283,093	27.8
-100 bp	1,218,938	118,420	10.8	1,145,404	125,716	12.3
000 bp	1,100,518	—	—	1,019,688	—	—
+100 bp	962,354	(138,164)	(12.6)	888,642	(131,046)	(12.9)
+200 bp	797,497	(303,021)	(27.5)	757,870	(261,818)	(25.7)
+300 bp	634,145	(466,373)	(42.4)	632,716	(386,972)	(38.0)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The Bank's MVPE increased from $1.02 billion at September 30, 2023 to $1.10 billion at September 30, 2024. The increase was due primarily to a decrease in market interest rates between the two periods, most notably across the intermediate and long-term tenors of the yield curve, as well as to the Bank's balance sheet composition changes resulting from the securities strategy. The decrease in market interest rates resulted in an increase in the value of the Bank's interest-earning assets more than it increased the value of its interest-bearing liabilities.

As interest rates increase, borrowers have less economic incentive to prepay or to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising interest rate scenarios, prepayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other major events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average lives of mortgage-related assets. Similarly, call projections for callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to their contractual maturity dates. The longer expected average lives of these assets increases the sensitivity of their market value to changes in interest rates. Conversely, as interest rates decrease, borrowers who obtained or issued credit in a higher rate environment have more economic incentive to prepay or to refinance their mortgages and agency debt issuers have more economic incentive and opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in higher projected cash flows on these assets. The then shorter expected average lives of these assets decrease the sensitivity of their market value to changes in interest rates.

In the increasing interest rate scenarios, the sensitivity reflects the negative impacts of rates on the value of the Bank's loan and securities portfolios more so than on its deposit and borrowings portfolios. In the decreasing interest rate scenarios, the Bank's MVPE increased due to a larger increase in the market value of the Bank's assets than the Bank's liabilities. This is because the Bank's mortgage-related assets continue to have a longer duration in these interest rate scenarios which results in greater sensitivity in market value as interest rates change.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of September 30, 2024. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	$856,266	5.63%	2.9		9.4%
Loans receivable:
Fixed-rate one- to four-family	5,376,460	3.41	6.6	67.9%	59.1
Fixed-rate commercial	506,754	4.82	2.8	6.4	5.6
All other fixed-rate loans	36,321	6.93	6.2	0.5	0.4
Total fixed-rate loans	5,919,535	3.55	6.3	74.8	65.1
Adjustable-rate one- to four-family	905,240	4.18	3.9	11.4	9.9
Adjustable-rate commercial	1,002,224	6.13	5.1	12.6	11.0
All other adjustable-rate loans	96,252	8.33	2.8	1.2	1.1
Total adjustable-rate loans	2,003,716	5.35	4.5	25.2	22.0
Total loans receivable	7,923,251	4.01	5.8	100.0%	87.1
FHLB stock	101,175	9.47	1.9		1.1
Cash and cash equivalents	217,307	4.60	—		2.4
Total interest-earning assets	$9,097,999	4.24	5.4		100.0%

Non-maturity deposits	$2,615,076	0.93	5.8	46.9%	33.7%
Retail certificates of deposit	2,830,579	4.23	0.8	50.7	36.5
Commercial certificates of deposit	58,236	4.40	0.6	1.0	0.7
Public unit certificates of deposit	76,495	4.62	0.6	1.4	1.0
Total interest-bearing deposits	5,580,386	2.69	3.2	100.0%	71.9
Term borrowings	2,181,738	3.29	1.6		28.1
Total interest-bearing liabilities	$7,762,124	2.86	2.7		100.0%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Capitol Federal Financial, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Capitol Federal Financial, Inc. and subsidiary's (the Company) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated November 27, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP
Kansas City, Missouri
November 27, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Capitol Federal Financial, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Capitol Federal Financial, Inc. and subsidiary (the Company) as of September 30, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 27, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for credit losses on loans evaluated on a collective basis
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s total allowance for credit losses on loans (ACL) was $23.0 million as of September 30, 2024, a substantial portion of which related to the allowance for credit losses for loans evaluated on a collective basis (the collective ACL). The collective ACL includes the measure of expected lifetime credit losses on a pool basis, with loans aggregated into pools based on similar risk characteristics. The Company utilized a discounted cash flow (DCF) methodology to calculate the collective ACL. Average historical loss rates are calculated for each pool using the Company's historical charge-offs, or peer data when the Company's own historical loss rates are not reflective of future loss expectations, and outstanding loan balances during a historical time period. These historical loss rates are compared to historical data related to economic indices during the same time periods over which the historical loss rates were calculated, and a correlation is estimated using regression analysis. The Company's model pairs the results of the regression analysis with an economic forecast of these same economic indices in order to model probabilities of default (PDs). The PDs are then used to generate expected cash flows using segment-specific risk factors and other assumptions to model loss given defaults (LGDs). The forecast is applied for a reasonable and supportable time period of four quarters before reverting back to historical loss experience, which is accomplished by reversion to long-term historical averages at the economic index level using a straight-line method over four quarters. Contractual cash flows are adjusted for expected prepayment speeds and curtailment rates. Using all of these inputs and assumptions, the DCF methodology generates aggregated estimated cash flows for the time period that remains in each loan's contractual life. These cash flows are discounted back to the reporting date using each loan's effective yield, to arrive at a present value of future cash flows. Each loan pool's allowance estimate is equal to the aggregate shortage, if any, of the present value of future cash flows compared to the amortized cost basis of the loan pool. Qualitative factors are considered for items not included in historical loss rates, macroeconomic forecasts, or other model inputs based on management's current assessment of risks related to loan portfolio attributes and external factors.
We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge in the industry, and subjective and complex auditor judgment was involved in the assessment of the collective ACL. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate (1) the PD and LGD and their significant assumptions, including the economic forecast and economic indices, the reasonable and supportable forecast and reversion periods, and peer data used for historical loss rates; (2) expected prepayment speeds and curtailment rates; and (3) the large dollar commercial loan concentration qualitative factor. The assessment also included an evaluation of the conceptual soundness and performance of the underlying models and assumptions. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the collective ACL, including controls related to the:
•design of the collective ACL methodology
•continued use and appropriateness of the PD and LGD models
•performance monitoring of the PD and LGD models
•identification and determination of the significant assumptions used in the PD and LGD models
•development of the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors
•analysis of the collective ACL results, trends, and ratios.
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the performance monitoring of the PD and LGD models by comparing them to relevant Company specific metrics and trends and the applicable industry practices and regulatory guidance
•assessing the conceptual soundness and performance testing of the PD and LGD models by inspecting the model documentation to determine whether the model is suitable for its intended use
•evaluating the methodology used to select the economic forecast and economic indices, the reasonable and supportable forecast and reversion periods, peer data used for average historical loss rates, and prepayment speeds and curtailment rates by comparing them to the Company’s business environment and relevant industry practices
•evaluating the methodology used to develop the large dollar commercial loan concentrations qualitative factor and the effect of that factor on the collective ACL by comparing it to relevant credit risk factors and consistency with credit trends.
We also assessed the sufficiency of the audit evidence obtained relative to the collective ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates
/s/ KPMG LLP
We have served as the Company’s auditor since 2024.
Kansas City, Missouri
November 27, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Capitol Federal Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Capitol Federal Financial, Inc. and subsidiary (the "Company") as of September 30, 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Kansas City, Missouri
November 29, 2023
We began serving as the Company's auditor in 1974. In 2024 we became the predecessor auditor.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2024 and 2023 (Dollars in thousands, except per share amounts)

	2024	2023
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $192,138 and $213,830)	$217,307	$245,605
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $829,852 and $1,385,992)	856,266	1,384,482
Loans receivable, net (allowance for credit losses ("ACL") of $23,035 and $23,759)	7,907,338	7,970,949
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	101,175	110,714
Premises and equipment, net	91,463	91,531
Income taxes receivable, net	359	8,531
Deferred income tax assets, net	21,978	29,605
Other assets	331,722	336,044
TOTAL ASSETS	$9,527,608	$10,177,461

LIABILITIES:
Deposits	$6,129,982	$6,051,220
Borrowings	2,179,564	2,879,125
Advances by borrowers	61,801	62,993
Other liabilities	123,991	140,069
Total liabilities	8,495,338	9,133,407

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 132,735,565 and 135,936,375 shares issued and outstanding as of September 30, 2024 and 2023, respectively	1,327	1,359
Additional paid-in capital	1,146,851	1,166,643
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(26,431)	(28,083)
Accumulated deficit	(111,104)	(104,565)
Accumulated other comprehensive income ("AOCI"), net of tax	21,627	8,700
Total stockholders' equity	1,032,270	1,044,054
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,527,608	$10,177,461

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2024, 2023, and 2022 (Dollars in thousands, except per share amounts)

	2024	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans receivable	$308,707	$280,087	$228,531
Mortgage-backed securities ("MBS")	33,650	18,520	19,406
Cash and cash equivalents	15,728	43,796	18,304
FHLB stock	10,009	13,821	10,031
Investment securities	8,749	3,565	3,268
Total interest and dividend income	376,843	359,789	279,540
INTEREST EXPENSE:
Deposits	139,549	82,267	34,456
Borrowings	75,233	124,250	52,490
Total interest expense	214,782	206,517	86,946
NET INTEREST INCOME	162,061	153,272	192,594
PROVISION FOR CREDIT LOSSES	1,259	6,838	(4,630)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	160,802	146,434	197,224
NON-INTEREST INCOME:
Deposit service fees	10,562	12,745	13,798
Insurance commissions	3,257	3,487	2,947
Net loss from securities transactions	(13,345)	(192,622)	—
Other non-interest income	4,770	4,935	6,085
Total non-interest income	5,244	(171,455)	22,830
NON-INTEREST EXPENSE:
Salaries and employee benefits	52,272	51,491	56,600
Information technology and related expense	20,324	23,425	18,311
Occupancy, net	13,558	14,236	14,370
Federal insurance premium	6,052	4,456	3,020
Regulatory and outside services	5,743	6,039	6,192
Advertising and promotional	4,264	4,305	5,178
Deposit and loan transaction costs	2,719	2,694	2,797
Office supplies and related expense	1,691	2,499	1,951
Other non-interest expense	5,320	4,789	4,432
Total non-interest expense	111,943	113,934	112,851
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	54,103	(138,955)	107,203
INCOME TAX EXPENSE (BENEFIT)	16,093	(37,296)	22,750
NET INCOME (LOSS)	$38,010	$(101,659)	$84,453

Basic earnings (loss) per share ("EPS")	$0.29	$(0.76)	$0.62
Diluted EPS	$0.29	$(0.76)	$0.62

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2024, 2023, and 2022 (Dollars in thousands)

	2024	2023	2022
Net income (loss)	$38,010	$(101,659)	$84,453
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on AFS securities arising during the period, net of taxes of $(7,133), $(2,696), and $51,565	22,362	8,355	(159,770)
Reclassification adjustment for net (gains) losses on AFS securities included in net income, net of taxes of $383, $(47,000), and $0	(1,188)	145,622	—
Unrealized (losses) gains on cash flow hedges arising during the period, net of taxes of $701, $(1,923), and $(8,177)	(2,135)	5,957	25,339
Reclassification adjustment for cash flow hedge amounts included in net income, net of taxes of $1,967, $1,808, and $(1,647)	(6,112)	(5,601)	5,103
Comprehensive income (loss)	$50,937	$52,674	$(44,875)

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2024, 2023, and 2022 (Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Accumulated		Stockholders'
	Stock	Capital	ESOP	Deficit	AOCI	Equity
Balance at September 30, 2021	$1,388	$1,189,633	$(31,387)	$98,944	$(16,305)	$1,242,273

Net income, fiscal year 2022				84,453		84,453
Other comprehensive loss, net of tax					(129,328)	(129,328)
ESOP activity		88	1,652			1,740
Restricted stock activity, net		(6)				(6)
Stock-based compensation		498				498
Cash dividends to stockholders ($0.76 per share)				(103,131)		(103,131)
Balance at September 30, 2022	1,388	1,190,213	(29,735)	80,266	(145,633)	1,096,499

Net loss, fiscal year 2023				(101,659)		(101,659)
Other comprehensive income, net of tax					154,333	154,333
ESOP activity		(473)	1,652			1,179
Stock-based compensation		327				327
Repurchase of common stock	(29)	(23,424)		—		(23,453)
Cash dividends to stockholders ($0.62 per share)				(83,172)		(83,172)
Balance at September 30, 2023	1,359	1,166,643	(28,083)	(104,565)	8,700	1,044,054

Net income, fiscal year 2024				38,010		38,010
Cumulative effect of adopting Accounting Standards Update ("ASU") 2022-02				(27)		(27)
Other comprehensive income, net of tax					12,927	12,927
ESOP activity		(725)	1,652			927
Restricted stock activity, net	1	(10)				(9)
Stock-based compensation		358				358
Repurchase of common stock	(33)	(19,415)				(19,448)
Cash dividends to stockholders ($0.34 per share)				(44,522)		(44,522)
Balance at September 30, 2024	$1,327	$1,146,851	$(26,431)	$(111,104)	$21,627	$1,032,270

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2024, 2023, and 2022 (Dollars in thousands)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,010	$(101,659)	$84,453
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(10,009)	(13,821)	(10,031)
Provision for credit losses	1,259	6,838	(4,630)
Originations of loans receivable held-for-sale ("LHFS")	(712)	(1,217)	(1,088)
Proceeds from sales of LHFS	725	1,222	1,113
Amortization and accretion of premiums and discounts on securities	(8,182)	3,016	4,967
Depreciation and amortization of premises and equipment	7,929	9,039	9,365
Amortization of intangible assets	774	1,069	1,372
Amortization of deferred amounts related to FHLB advances, net	1,529	1,643	1,804
Common stock committed to be released for allocation - ESOP	927	1,179	1,740
Stock-based compensation	358	327	498
Provision for deferred income taxes	3,546	(45,520)	2,047
Net loss from securities transactions	13,345	192,622	—
Changes in:
Unrestricted cash collateral from derivative counterparties, net	(11,850)	1,940	12,050
Other assets, net	8,227	2,528	6,661
Income taxes receivable, net	8,139	(7,303)	(2,197)
Other liabilities	(22,831)	(4,372)	(10,823)
Net cash provided by operating activities	31,184	47,531	97,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(1,176,645)	—	(88,026)
Proceeds from calls, maturities and principal reductions of AFS securities	455,110	186,860	323,025
Proceeds from sale of AFS securities	1,272,512	—	—
Proceeds from the redemption of FHLB stock	19,548	358,491	302,243
Purchase of FHLB stock	—	(354,760)	(319,415)
Net change in loans receivable	63,626	(520,229)	(381,561)
Proceeds from sale of participating interest in loans receivable	—	5,563	—
Purchase of premises and equipment	(7,184)	(6,281)	(5,557)
Proceeds from sale of other real estate owned ("OREO")	464	533	692
Proceeds from sale of assets held-for-sale	629	—	—
Proceeds from bank-owned life insurance ("BOLI") death benefit	1,049	720	1,023
Net cash provided by (used in) investing activities	629,109	(329,103)	(167,576)

			(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2024, 2023, and 2022 (Dollars in thousands)

	2024	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(44,522)	(83,172)	(103,131)
Net change in deposits	78,762	(143,646)	(402,530)
Proceeds from borrowings	350,100	4,293,870	1,454,402
Repayments on borrowings	(1,052,291)	(3,548,542)	(906,902)
Change in advances by borrowers	(1,192)	(17,074)	7,338
Repurchase of common stock	(19,448)	(23,453)	—
Net cash (used in) provided by financing activities	(688,591)	477,983	49,177

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(28,298)	196,411	(21,098)

CASH AND CASH EQUIVALENTS:
Beginning of year	245,605	49,194	70,292
End of year	$217,307	$245,605	$49,194

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$6,017	$5,424	$13,559
Interest payments	$224,701	$188,908	$83,833

See accompanying notes to consolidated financial statements.			(Concluded)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, and 2022

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Capitol Federal Financial, Inc. (the "Company") provides a full range of retail banking services through its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"), a federal savings bank, which has 44 traditional and four in-store banking offices serving primarily the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and portions of the Kansas City metropolitan area. The Bank emphasizes mortgage lending, primarily originating one- to four-family loans, and providing personal retail financial services, along with offering commercial banking and lending products.

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. The Bank has two wholly owned subsidiaries, Capitol Funds, Inc. and Capital City Investments, Inc.  Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company.  Capital City Investments, Inc. is a real estate and investment holding company. All intercompany accounts and transactions have been eliminated in consolidation.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and assumptions.

Cash, Cash Equivalents and Restricted Cash - Cash, cash equivalents, and restricted cash reported in the statement of cash flows consisted entirely of cash and cash equivalents at September 30, 2024 and 2023, respectively. Restricted cash relates to the collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps. There was no restricted cash included in other assets on the consolidated balance sheet at September 30, 2024 or September 30, 2023. See additional discussion regarding the interest rate swaps in "Note 8. Deposits and Borrowed Funds."

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

Accrued interest receivable for all securities is reported in other assets on the consolidated balance sheet and totaled $4.8 million and $3.1 million at September 30, 2024 and 2023, respectively. The Company excludes accrued interest from the amortized cost of securities and does not measure ACL for accrued interest. Interest accrued but not received is reversed against interest income.

Securities that management has the intention and ability to hold to maturity are classified as HTM and reported at amortized cost. Such securities are adjusted for the amortization of premiums and discounts which are recognized as adjustments to interest income over the life of the securities using the level-yield method. At September 30, 2024 and 2023, the portfolio did not contain any securities classified as HTM.

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

Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income in the consolidated statements of income. During the fiscal years ended September 30, 2024 and 2023, neither the Company nor the Bank maintained a trading securities portfolio.

Allowance for Credit Losses on AFS Debt Securities - Management monitors AFS debt securities for impairment on an ongoing basis and performs a formal review quarterly. If an AFS debt security is in an unrealized loss position at the time of the quarterly review, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost. If either condition is met, the entire loss in fair value is recognized in current earnings. If neither condition is met, and the Company does not expect to recover the amortized cost basis, the Company determines whether the decline in fair value resulted from credit losses or other factors. In making this assessment, management considers the security structure, the cause(s) and severity of the loss, expectations of future performance (including recent events specific to the issuer or industry and the issuer's financial condition and current ability to make payments in a timely manner), and external credit ratings and recent downgrades in such ratings. Management's assessment involves a high degree of subjectivity and judgment that is based on information available at a point in time. If the assessment indicates that a credit loss might exist, the present value of cash flows expected to be collected is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to have occurred, and an ACL is recorded. The ACL is limited by the amount that the fair value is less than the amortized cost basis.

Changes in the ACL on AFS debt securities are recorded as an increase or decrease in the provision for credit losses on the consolidated statements of income. Losses are charged against the ACL on securities when management believes the collectability of an AFS security is in doubt or when either of the conditions regarding intent or requirement to sell is met. Interest accrued on AFS debt securities but not received is also reversed against interest income. As of September 30, 2024 and 2023, the Company did not identify any credit losses related to the Company's AFS debt securities, so there was no ACL on AFS debt securities as of those dates.

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

Interest on loans receivable is accrued based on the principal amount outstanding. Accrued interest receivable for loans is reported in other assets on the consolidated balance sheet and totaled $26.3 million and $25.0 million at September 30, 2024 and 2023, respectively. The Company does not calculate ACL for accrued interest. Interest accrued but not received is reversed against interest income.

Loan endorsements - Certain existing one- to four- family loan customers, have the opportunity, for a fee, to endorse their original loan terms to current loan terms being offered by the Bank, without being required to complete the standard application and underwriting process. The fee received for each endorsement is deferred and amortized as an adjustment to interest income over the life of the loan.  If the change in loan terms resulting from the endorsement is deemed to be more than minor, all existing unamortized deferred loan origination fees and costs are recognized at the time of endorsement.  If the change in loan terms is deemed to be minor, the fee received for the endorsement is added to the net remaining unamortized deferred fee or deferred cost balance.
Troubled debt restructurings - Prior to the Company's adoption of ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures on October 1, 2023, a loan was accounted for as a TDR if the Bank granted a concession to a borrower experiencing financial difficulties. Such concessions generally involved extensions of loan maturity dates, the granting of periods during which reduced payment amounts were required, and/or reductions in interest rates. The Bank does not forgive principal or interest, nor does it commit to lend additional funds to these borrowers, except for situations generally involving the capitalization of delinquent loan payments and/or escrow on one- to four-family loans and consumer loans, not to exceed the original loan amount. In the case of commercial loans, the Bank generally does not forgive principal or interest or commit to lend additional funds unless the borrower provides additional collateral or other enhancements to improve the credit quality.

Loan modifications - The TDR policy outlined above regarding Bank concessions to a borrower experiencing financial difficulty continues to apply for loan modifications upon adoption of ASU 2022-02. If the change in the loan terms resulting from the modification is deemed to be more than minor, all existing unamortized deferred loan origination fees and costs are recognized at the time of modification. Modifications of loans to borrowers experiencing financial difficulty that are in the form of principal forgiveness, interest rate reductions, other-than-insignificant payment delays, or a term extension (or a combination thereof) require disclosure in the notes to the Company's consolidated financial statements. The Company's modification disclosures are included in Note 4. Loans Receivable and Allowance for Credit Losses. Modified loans are included in the Company's ACL model based on the risk characteristics of the loan. If a modified loan is deemed uncollectible and no longer shares similar risk characteristics within the respective loan pool in the ACL model, the loan is evaluated on an individual basis and any loss is charged-off against the related ACL.

Delinquent loans - A loan is considered delinquent when payment has not been received within 30 days of its contractual due date. The number of days delinquent is determined by the number of scheduled payments that remain unpaid, assuming a period of 30 days between each scheduled payment.

Nonaccrual loans - The accrual of income on loans is generally discontinued when interest or principal payments are 90 days in arrears. Loans on which the accrual of income has been discontinued are designated as nonaccrual and all delinquent accrued interest is reversed. A nonaccrual one- to four-family or consumer loan is returned to accrual status once the contractual payments have been made to bring the loan less than 90 days past due. A nonaccrual commercial loan is returned to accrual status once the loan has been current for a minimum of six months, all fees and interest are paid current, the loan has a sufficient debt service coverage ratio ("DSCR"), and the loan is well secured and within policy.

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

The Bank's ACL is measured on a collective ("pool") basis, with loans aggregated into pools based on similar risk characteristics such as collateral type, historical loss experience, loan-to-value ("LTV") ratio for originated one- to four-family loans, and payment sources for commercial loans. Loans that do not share similar risk characteristics are evaluated on an individual basis. Charge-offs against the related ACL amounts for any loan type may be recorded if the Bank has knowledge of the existence of a probable loss.

One- to four-family loans and consumer home equity loans are deemed to be collateral dependent and individually evaluated for loss when the loan is generally 180 days delinquent, and any identified losses are charged-off at that time. Losses are based on new collateral values obtained through appraisals, less estimated costs to sell. Anticipated private mortgage insurance proceeds are taken into consideration when calculating the loss amount. If the Bank holds the first and second mortgage, both loans are combined when evaluating whether there is a potential loss on the loan. When a non-real estate secured consumer loan is 120 days delinquent, any identified losses are charged-off. Commercial loans are generally individually evaluated for loss during the quarterly special loan review process, or at any time management determines circumstances warrant. In general, commercial loans are individually evaluated for loss if they are rated substandard or below. Loss amounts are calculated using the market value of collateral adjusted for costs to sell compared to the amount due from the borrower, adjusted for any government guaranty there may be on the loan. If the loss amount is calculated and the Bank's commercial loan committee determines the amount is uncollectible, the amount is charged-off. If the loss amount is determined to be collectible, then the amount is reserved as a specific valuation allowance. The determination of whether the loss is collectible or uncollectible is based on current financial information from the borrower, as well as any facts and information of which the Bank may have knowledge.

The primary credit risk characteristics inherent in the one- to four-family and consumer loan portfolios are a decline in economic conditions, such as elevated levels of unemployment or underemployment, and declines in residential real estate values. Any one or a combination of these events may adversely affect the ability of borrowers to repay their loans, resulting in increased delinquencies, non-performing assets, charge-offs, and provisions for credit losses. Although the commercial loan portfolio is subject to the same risk of declines in economic conditions, the primary risk characteristics inherent in this portfolio include the ability of the borrower to sustain sufficient cash flows from leases and business operations, the ability to control operational or business expenses to satisfy their contractual debt payments, and the ability to utilize personal or business resources to pay their contractual debt payments if the cash flows are not sufficient. Additionally, if the Bank were to repossess the secured collateral of a commercial real estate loan, the pool of potential buyers is typically more limited than that for a residential property. Therefore, the Bank could have to hold the property for an extended period of time, or be forced to sell at a discounted price, resulting in additional losses. Our commercial and industrial loans are primarily secured by accounts receivable, inventory and equipment, which may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business.

For loans evaluated for credit losses on a pool basis, average historical loss rates are calculated for each pool using the Company's historical charge-offs, or peer data when the Company's own historical loss rates are not reflective of future loss expectations, and outstanding loan balances during a historical time period. The historical time periods can be different based on the individual pool and represent management's credit expectations for the pool of loans over the remaining contractual life. Generally, the historical time periods are at least one economic cycle. These historical loss rates are compared to historical data related to economic indices including national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the United States gross domestic product during the same time periods over which the historical loss rates were calculated, and a correlation is estimated using regression analysis. Each quarter, the Company's model pairs the results of the regression analysis with an economic forecast of these same economic indices, which is provided by a third party, in order to model probabilities of default ("PDs"). The PDs are then used to generate expected cash flows using segment-specific risk factors and other assumptions to model loss given defaults ("LGDs"). The forecast is applied for a reasonable and supportable time period, as determined by management, before reverting back to historical loss experience, which is accomplished by reversion to long-term historical averages at the economic index level using a straight-line method. Contractual cash flows are adjusted for expected prepayment speeds and curtailment rates selected by management. The contractual term excludes expected extensions, renewals and modifications. In the case of revolving lines of credit, since the rate of principal reduction is generally at the discretion of the borrower, remaining contractual lives are calculated by estimating future cash flows expected to be received from the borrower until the outstanding balance has been reduced to zero.

Using all of these inputs and assumptions, the discounted cash flow methodology generates aggregated estimated cash flows for the time period that remains in each loan's contractual life. These cash flows are discounted back to the reporting date using each loan's effective yield, to arrive at a present value of estimated future cash flows. Each loan pool's ACL is equal to the aggregate shortage, if any, of the present value of estimated future cash flows compared to the amortized cost basis of the loan pool.

Additionally, qualitative factors are considered for items not included in historical loss rates, macroeconomic forecasts, or other model inputs, as deemed appropriate by management's current assessment of risks related to loan portfolio attributes and external factors. Such qualitative factor considerations include changes in the Bank's loan portfolio composition and credit concentrations, changes in the loan balances and/or trends in asset quality and/or loan credit performance, changes in lending underwriting standards, the effect of other external factors such as significant unique events or conditions, and actual and/or expected changes in economic conditions, real estate values, and/or other economic developments in the geographic areas in which the Bank operates, and/or other management considerations to account for credit risks not fully reflected in the discounted cash flow model. Management assesses the potential impact of such items and adjusts the modeled ACL as deemed appropriate based upon the assessment.

Reserve for Off-Balance Sheet Credit Exposures - The Company's off-balance sheet credit exposures are comprised of unfunded portions of existing loans, such as lines of credit and construction loans, and commitments to originate or purchase loans that are not unconditionally cancellable by the Company. Expected credit losses on these amounts are calculated using the same ACL to loan ratio that is calculated by the ACL model; however, the estimate of credit risk for off-balance sheet credit exposures also takes into consideration the likelihood that funding of the unfunded amount/commitment will occur. The reserve for these off-balance sheet credit exposures is recorded as a liability and is presented in other liabilities on the consolidated balance sheet. Changes to the reserve for off-balance sheet credit exposures are recorded through increases or decreases to the provision for credit losses on the consolidated statements of income.

Federal Home Loan Bank Stock - As a member of FHLB, the Bank is required to acquire and hold shares of FHLB stock. The Bank's holding requirement varies based on the Bank's activities, primarily the Bank's outstanding borrowings, with FHLB. FHLB stock is carried at cost and is considered a restricted asset because it cannot be pledged as collateral or bought or sold on the open market and because it has certain redemption restrictions. Management conducts a quarterly evaluation to determine if any FHLB stock impairment exists. The quarterly impairment evaluation focuses primarily on the capital adequacy and liquidity of FHLB, while also considering the impact that legislative and regulatory developments may have on FHLB. Stock and cash dividends received on FHLB stock are reflected as dividend income in the consolidated statements of income.

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

The Company leases real estate property for branches, ATMs, and certain equipment. The Company determines if an arrangement is a lease at inception and if the lease is an operating lease or a finance lease. Leases that meet any of the following criteria are considered financing leases: (1) the lease transfers ownership of the underlying asset by the end of the lease term; (2) the lease grants the Company an option to purchase the underlying asset that the Company is reasonably certain to exercise; (3) the lease term is the major part of the remaining economic life of the underlying assets; (4) the present value of the sum of the lease payments and any residual value guaranteed by the Company that is not already reflected in the lease payments equals or exceeds substantially all the fair value of the underlying asset; or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

A right-of-use asset represents the Company's right to use an underlying asset during the lease term. The calculated amounts of the right-of-use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum remaining lease payments. The Company's lease agreements often include one or more options to renew at the Company's discretion. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company includes the extended term in the calculation of the right-of-use asset and lease liability. Generally, the Company cannot practically determine the interest rate implicit in the lease, so the Company's incremental borrowing rate is used as the discount rate for the lease. The Company uses FHLB advance interest rates, which have been deemed as the Company's incremental borrowing rate, at lease inception based upon the term of the lease. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The right-of-use assets associated with operating leases are recorded in other assets and for finance leases in premises and equipment on the Company's consolidated balance sheet. The lease liabilities associated with operating leases are included in other liabilities and for finance leases in borrowings on the Company's consolidated balance sheets. The period over which a right-of-use asset is amortized is generally the lesser of the expected remaining term or the remaining useful life of the leased asset. The lease liability is decreased as periodic lease payments are made. For facility-related leases, the Company elected, by lease class, to not separate lease and non-lease components. The Company performs impairment assessments for right-of-use assets when events or changes in circumstances indicate that their carrying values may not be recoverable.

Operating lease expense is recognized over the lease term. Variable lease expense primarily represents payments such as common area maintenance, real estate taxes, and utilities and are recognized as expense in the period when those payment obligations are incurred. Short-term lease expense relates to leases with an initial term of 12 months or less. Operating lease expense, variable lease expense and short-term lease expense associated with operating leases are included in occupancy expense in the Company's consolidated statements of income. The Company has elected to not record a right-of-use asset or lease liability for short-term leases.

Financing lease right-of-use assets are amortized on a straight-line basis over the lease term and the related expense is reported in occupancy expense in the Company's consolidated statements of income. The lease obligation is increased by the accrual of interest and decreased by subsequent lease payments. Interest expense on finance leases is reported in interest expense on borrowings in the Company's consolidated statements of income.

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

The Company's intangible assets primarily relate to core deposits. These intangible assets are amortized based upon the expected economic benefit over an estimated life determined at the time of acquisition and are tested for impairment whenever certain events occur or circumstances change.

Interest Rate Swaps - The Company uses interest rate swaps as part of its interest rate risk management strategy to hedge the variable cash outflows associated with certain borrowings. Interest rate swaps are carried at fair value in the Company's consolidated financial statements. For interest rate swaps that are designated and qualify as cash flow hedges, changes in the fair value of such agreements are recorded in AOCI and are subsequently reclassified into interest expense in the period that interest on the borrowings affects earnings. Effectiveness is assessed using regression analysis. At the inception of a hedge, the Company documents certain items, including the relationship between the hedging instrument and the hedged item, the risk management objective and the nature of the risk being hedged, a description of how effectiveness will be measured and an evaluation of hedged transaction effectiveness.

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

Employee Stock Ownership Plan - The funds borrowed by the ESOP from the Company to purchase the Company's common stock are being repaid from dividends paid on unallocated ESOP shares and, if necessary, contributions by the Bank. The ESOP shares pledged as collateral are reported as a reduction of stockholders' equity at cost. As ESOP shares are committed to be released from collateral each quarter, the Company records compensation expense based on the average market price of the Company's common stock during the quarter. Additionally, the ESOP shares become outstanding for EPS computations once they are committed to be released.

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

Dividends - Dividends paid are recognized as a reduction to retained earnings. As a result, if the Company is in an accumulated deficit position, a dividend payment will increase the accumulated deficit.

Recent Accounting Pronouncements - In March 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, this ASU requires that an entity disclose current-period gross write-offs by year of origination for financing receivables within the scope of ASC 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The Company adopted the ASU on October 1, 2023 on a prospective basis, except for the amendments impacting the measurement of the ACL for TDRs, which were adopted on a modified retrospective approach. Upon adoption, the Company recorded a $20 thousand increase in ACL, a $16 thousand increase in reserves for off-balance sheet credit exposures, and a cumulative effect-adjustment to accumulated deficit of $27 thousand, net of tax. The adjustments are attributable to including TDRs in the ACL model, as of

October 1, 2023. The new required disclosures associated with this ASU are included above and in Note 4. Loans Receivable and Allowance for Credit Losses.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU requires public entities to provide additional annual disclosures regarding specific categories of the income tax rate reconciliation and additional information for reconciling items within the income tax rate reconciliation that meet a certain quantitative threshold. This ASU is effective for the Company on October 1, 2025, starting with its Form 10-Q for the quarter ending December 31, 2025. The Company is currently evaluating the effect this ASU will have on the Company's income tax disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This ASU requires additional expense disclosures by public entities in the notes to the financial statements. The ASU outlines the specific costs that are required to be disclosed which include such costs as: purchases of inventory, employee compensation, depreciation, intangible asset amortization, selling costs, and depreciation, depletion, and amortization related to oil and gas production. It also requires qualitative descriptions of the amounts remaining in the relevant expense income statement captions that are not separately disaggregated quantitatively in the notes to the financial statements and the entity's definition of selling expenses. The disclosures are required for each interim and annual reporting period. The ASU is effective for fiscal years beginning after December 15, 2026, which is the fiscal year ending September 30, 2028 for the Company, and interim periods beginning after December 15, 2027, which is the quarter ending December 31, 2027 for the Company. The Company is currently evaluating the effect this ASU will have on the Company's expense disclosures in the notes to the consolidated financial statements.

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

	2024	2023	2022
	(Dollars in thousands, except per share amounts)
Net income	$38,010	$(101,659)	$84,453
Income allocated to participating securities	(33)	51	(45)
Net income available to common stockholders	$37,977	$(101,608)	$84,408

Total basic average common shares outstanding	130,670,780	133,556,864	135,700,447
Effect of dilutive stock options	—	—	—
Total diluted average common shares outstanding	130,670,780	133,556,864	135,700,447

Net EPS:
Basic	$0.29	$(0.76)	$0.62
Diluted	$0.29	$(0.76)	$0.62

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	326,308	369,421	516,603

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of our AFS securities at both dates presented were government guaranteed or issued by a GSE.

	September 30, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$756,775	$26,885	$87	$783,573
GSE debentures	69,077	228	—	69,305
Corporate bonds	4,000	—	612	3,388
	$829,852	$27,113	$699	$856,266

	September 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$901,440	$113	$819	$900,734
GSE debentures	479,610	—	182	479,428
Corporate bonds	4,000	—	622	3,378
Municipal bonds	942	—	—	942
	$1,385,992	$113	$1,623	$1,384,482

At September 30, 2024, there was $713.3 million of residential MBS and $70.2 million of commercial MBS. At September 30, 2023 all MBS were residential MBS.

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	September 30, 2024
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$10,997	$44	$2,919	$43
Corporate bonds	—	—	3,388	612
	$10,997	$44	$6,307	$655

	September 30, 2023
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$6,179	$109	$34,555	$710
GSE debentures	—	—	24,818	182
Corporate bonds	—	—	3,378	622
	$6,179	$109	$62,751	$1,514

The unrealized losses at September 30, 2024 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record an ACL on securities in an unrealized loss position at September 30, 2024 as management does not believe any of the securities were impaired due to credit quality reasons. The issuers of these securities continue to make scheduled and timely principal and interest payments, as applicable, under the contractual term of the securities so management believes the entire principal balance will be collected as scheduled. Additionally, management does not have the intent to sell any of the securities, and believes that it is more likely than not that the Company will not be required to sell the securities before the recovery of the remaining amortized cost, which could be at maturity. The fair value is expected to recover as the securities approach their maturity date, if not before, or if market yields decline.

The amortized cost and estimated fair value of AFS debt securities as of September 30, 2024, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity categories.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
One year through five years	$10,000	$10,000
Five years through ten years	63,077	62,693
	73,077	72,693
MBS	756,775	783,573
	$829,852	$856,266

The following table presents the taxable and non-taxable components of interest income on investment securities for the years presented.

	For the Year Ended September 30,
	2024	2023	2022
	(Dollars in thousands)
Taxable	$8,747	$3,538	$3,234
Non-taxable	2	27	34
	$8,749	$3,565	$3,268

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	September 30,
	2024	2023
	(Dollars in thousands)
Federal Reserve Bank of Kansas City ("FRB of Kansas City") borrowings	$111,281	$519,195
Public unit deposits	108,748	178,396
	$220,029	$697,591

At September 30, 2023, management intended to sell securities with an estimated fair value of $1.30 billion, therefore an unrealized loss of $192.6 million associated with those securities was recognized in the consolidated statement of income for the year ended September 30, 2023 as a net loss from securities transactions. The Bank sold $1.30 billion of AFS securities during the current fiscal year. The Bank received gross proceeds of $1.27 billion from the sale and realized gross losses of $14.9 million and gross gains of $1.6 million, resulting in a net loss of $13.3 million on the sale. All other dispositions of securities during the current year and prior year periods were the result of principal repayments, calls, or maturities.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable, net at September 30, 2024 and 2023 is summarized as follows:

	2024	2023
	(Dollars in thousands)
One- to four-family:
Originated	$3,941,952	$3,978,837
Correspondent purchased	2,212,587	2,405,911
Bulk purchased	127,161	137,193
Construction	22,970	69,974
Total	6,304,670	6,591,915
Commercial:
Commercial real estate	1,191,624	995,788
Commercial and industrial	129,678	112,953
Construction	187,676	178,746
Total	1,508,978	1,287,487
Consumer:
Home equity	99,988	95,723
Other	9,615	9,256
Total	109,603	104,979

Total loans receivable	7,923,251	7,984,381

Less:
ACL	23,035	23,759
Deferred loan fees/discounts	30,336	31,335
Premiums/deferred costs	(37,458)	(41,662)
	$7,907,338	$7,970,949

As of September 30, 2024 and 2023, the Bank serviced loans for others aggregating $38.1 million and $44.2 million, respectively. Such loans are not included in the accompanying consolidated balance sheets. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees withheld from investors and certain charges collected from borrowers, such as late payment fees. The Bank held borrowers' escrow balances on loans serviced for others of $942 thousand and $972 thousand as of September 30, 2024 and 2023, respectively.

Lending Practices and Underwriting Standards - Originating one- to four-family loans is the Bank's primary lending business. The Bank also originates consumer loans primarily secured by one- to four-family residential properties and originates and participates in commercial loans. The Bank has historically also purchased one- to four-family loans from correspondent lenders, but during the current fiscal year the Bank suspended its one- to four-family correspondent lending channels for the foreseeable future. The Bank has a loan concentration in one- to four-family loans and a geographic concentration of these loans in Kansas and Missouri.

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

The Bank's commercial loan portfolio has a concentration in commercial real estate and commercial construction loans and a geographic concentration in Kansas, Texas, and Missouri. When underwriting a commercial real estate or commercial construction loan, several factors are considered, such as the income producing potential of the property, cash equity provided by the borrower, the financial strength of the borrower, managerial expertise of the borrower or tenant, feasibility studies, lending experience with the borrower and the marketability of the property. At the time of origination, LTV ratios on commercial real estate loans generally do not exceed 85% of the appraised value of the property securing the loans and the minimum DSCR is generally 1.15x. The Bank generally requires a guaranty on all commercial real estate loans, but for an experienced borrower with a strong DSCR and low LTV ratio, the Bank may allow the guaranty percentage to be reduced, phased out, or originated as a non-recourse loan.

For commercial construction loans, LTV ratios generally do not exceed 80% of the projected appraised value of the property securing the loans and the minimum DSCR is generally 1.15x, but it applies to the projected cash flows, and the borrower must have successful experience with the construction and operation of properties similar to the subject property. Appraisals on properties securing these loans are performed by independent state certified fee appraisers. For construction loans, guaranties are typically required during the period of construction. After construction is complete, for select experienced borrowers that have a strong DSCR and low LTV ratio, the guaranty may be reduced or phased out when the property meets certain performance metrics. Additionally, the Bank generally requires the borrower to contribute equity at the start of a project and prior to any Bank funding.

The Bank's commercial and industrial loans are generally made to borrowers and secured by assets located in the Bank's market areas and are underwritten on the basis of the borrower's ability to service the debt from income. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by longer-term assets. In general, commercial and industrial loans involve different types of credit risk than commercial real estate loans due to the nature of the loans and the type of collateral securing the loans. As a result of these different complexities, variables and risks, commercial and industrial loans generally require evaluation of different metrics and factors before origination, and require more monitoring and servicing after origination than other types of loans.

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

The following tables set forth, as of the dates indicated, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. All revolving lines of credit and revolving lines of credit converted to term loans are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At September 30, 2024 and September 30, 2023, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	September 30, 2024
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2023	2022	2021	2020	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$241,765	$325,492	$578,275	$809,643	$521,647	$1,447,237	$—	$—	$3,924,059
Special Mention	—	295	1,229	1,982	772	9,565	—	—	13,843
Substandard	—	658	49	468	1,398	9,571	—	—	12,144
Correspondent purchased
Pass	798	325,384	482,103	570,970	225,650	623,496	—	—	2,228,401
Special Mention	—	993	659	658	398	977	—	—	3,685
Substandard	—	—	1,662	265	—	5,130	—	—	7,057
Bulk purchased
Pass	—	—	—	—	—	124,076	—	—	124,076
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,514	—	—	3,514
	242,563	652,822	1,063,977	1,383,986	749,865	2,223,566	—	—	6,316,779
Commercial:
Commercial real estate
Pass	326,158	400,649	284,493	135,935	74,174	110,309	23,865	—	1,355,583
Special Mention	12,440	2,543	—	—	92	1,094	—	—	16,169
Substandard	142	827	—	—	647	636	50	—	2,302
Commercial and industrial
Pass	46,335	32,112	18,131	8,075	1,350	2,051	20,876	—	128,930
Special Mention	401	—	—	—	—	—	12	—	413
Substandard	227	—	—	—	—	82	26	—	335
	385,703	436,131	302,624	144,010	76,263	114,172	44,829	—	1,503,732
Consumer:
Home equity
Pass	7,331	4,377	4,575	1,437	814	2,127	73,020	5,895	99,576
Special Mention	—	—	—	—	—	—	45	281	326
Substandard	—	20	—	—	—	24	120	181	345
Other
Pass	4,112	2,737	1,697	385	101	95	346	—	9,473
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	80	14	44	—	4	—	—	—	142
	11,523	7,148	6,316	1,822	919	2,246	73,531	6,357	109,862

Total	$639,789	$1,096,101	$1,372,917	$1,529,818	$827,047	$2,339,984	$118,360	$6,357	$7,930,373

	September 30, 2023
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2023	2022	2021	2020	2019	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$318,569	$597,298	$874,518	$568,081	$251,773	$1,398,616	$—	$—	$4,008,855
Special Mention	—	1,883	1,468	767	1,863	8,067	—	—	14,048
Substandard	292	155	221	564	939	7,954	—	—	10,125
Correspondent purchased
Pass	346,084	517,976	607,968	246,926	62,744	643,520	—	—	2,425,218
Special Mention	308	674	1,674	420	357	1,133	—	—	4,566
Substandard	—	—	—	564	—	5,402	—	—	5,966
Bulk purchased
Pass	—	—	—	—	—	134,464	—	—	134,464
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,208	—	—	3,208
	665,253	1,117,986	1,485,849	817,322	317,676	2,202,364	—	—	6,606,450
Commercial:
Commercial real estate
Pass	403,269	301,164	208,942	81,478	82,027	79,170	10,448	—	1,166,498
Special Mention	2,483	—	—	—	—	—	—	—	2,483
Substandard	67	—	—	594	219	255	—	—	1,135
Commercial and industrial
Pass	30,206	23,166	11,740	3,228	2,693	748	27,104	—	98,885
Special Mention	13,191	—	—	—	—	—	699	—	13,890
Substandard	—	—	—	73	—	82	—	—	155
	449,216	324,330	220,682	85,373	84,939	80,255	38,251	—	1,283,046
Consumer:
Home equity
Pass	5,501	5,624	1,955	1,069	746	2,224	72,119	6,205	95,443
Special Mention	—	46	—	—	—	21	62	195	324
Substandard	—	—	—	—	—	15	125	48	188
Other
Pass	4,758	2,693	787	338	133	129	412	—	9,250
Special Mention	—	—	—	4	—	—	—	1	5
Substandard	2	—	—	—	—	—	—	—	2
	10,261	8,363	2,742	1,411	879	2,389	72,718	6,449	105,212

Total	$1,124,730	$1,450,679	$1,709,273	$904,106	$403,494	$2,285,008	$110,969	$6,449	$7,994,708

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

	September 30, 2024
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2023	2022	2021	2020	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$241,765	$326,211	$578,430	$811,455	$521,550	$1,459,500	$—	$—	$3,938,911
30-89	—	64	1,074	638	1,666	5,422	—	—	8,864
90+/FC	—	170	49	—	601	1,451	—	—	2,271
Correspondent purchased
Current	798	326,377	482,598	571,182	226,048	624,961	—	—	2,231,964
30-89	—	—	164	446	—	2,479	—	—	3,089
90+/FC	—	—	1,662	265	—	2,163	—	—	4,090
Bulk purchased
Current	—	—	—	—	—	125,982	—	—	125,982
30-89	—	—	—	—	—	69	—	—	69
90+/FC	—	—	—	—	—	1,539	—	—	1,539
	242,563	652,822	1,063,977	1,383,986	749,865	2,223,566	—	—	6,316,779
Commercial:
Commercial real estate
Current	338,511	403,193	284,493	135,932	74,266	110,448	23,055	—	1,369,898
30-89	229	807	—	3	—	1,094	860	—	2,993
90+/FC	—	19	—	—	647	497	—	—	1,163
Commercial and industrial
Current	46,736	32,112	17,990	8,052	1,350	2,051	20,914	—	129,205
30-89	227	—	141	23	—	—	—	—	391
90+/FC	—	—	—	—	—	82	—	—	82
	385,703	436,131	302,624	144,010	76,263	114,172	44,829	—	1,503,732
Consumer:
Home equity
Current	7,331	4,378	4,540	1,437	814	2,133	72,721	6,084	99,438
30-89	—	—	35	—	—	—	349	87	471
90+/FC	—	19	—	—	—	18	115	186	338
Other
Current	4,109	2,728	1,641	327	101	95	344	—	9,345
30-89	3	9	100	58	—	—	2	—	172
90+/FC	80	14	—	—	4	—	—	—	98
	11,523	7,148	6,316	1,822	919	2,246	73,531	6,357	109,862

Total	$639,789	$1,096,101	$1,372,917	$1,529,818	$827,047	$2,339,984	$118,360	$6,357	$7,930,373

	September 30, 2023
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2023	2022	2021	2020	2019	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$318,211	$598,283	$875,563	$567,975	$253,546	$1,407,090	$—	$—	$4,020,668
30-89	358	898	644	1,437	820	5,960	—	—	10,117
90+/FC	292	155	—	—	209	1,587	—	—	2,243
Correspondent purchased
Current	346,084	518,650	608,573	247,346	62,652	643,739	—	—	2,427,044
30-89	308	—	1,069	564	449	2,862	—	—	5,252
90+/FC	—	—	—	—	—	3,454	—	—	3,454
Bulk purchased
Current	—	—	—	—	—	136,577	—	—	136,577
30-89	—	—	—	—	—	153	—	—	153
90+/FC	—	—	—	—	—	942	—	—	942
	665,253	1,117,986	1,485,849	817,322	317,676	2,202,364	—	—	6,606,450
Commercial:
Commercial real estate
Current	404,867	301,164	208,942	81,478	82,027	79,188	10,448	—	1,168,114
30-89	36	—	—	—	—	—	—	—	36
90+/FC	916	—	—	594	219	237	—	—	1,966
Commercial and industrial
Current	43,397	23,166	11,740	3,228	2,690	748	27,684	—	112,653
30-89	—	—	—	—	2	—	57	—	59
90+/FC	—	—	—	73	1	82	62	—	218
	449,216	324,330	220,682	85,373	84,939	80,255	38,251	—	1,283,046
Consumer:
Home equity
Current	5,428	5,631	1,955	990	746	2,195	71,986	6,312	95,243
30-89	73	39	—	79	—	50	239	125	605
90+/FC	—	—	—	—	—	15	81	11	107
Other
Current	4,737	2,613	765	338	132	129	412	—	9,126
30-89	17	80	22	4	1	—	—	1	125
90+/FC	6	—	—	—	—	—	—	—	6
	10,261	8,363	2,742	1,411	879	2,389	72,718	6,449	105,212

Total	$1,124,730	$1,450,679	$1,709,273	$904,106	$403,494	$2,285,008	$110,969	$6,449	$7,994,708

Gross Charge-Offs - Since the adoption of ASU 2022-02 on October 1, 2023, the Company has been required to present gross charge-offs by class of financing receivable and year of origination or most recent credit decision. The following table sets forth the required gross charge-off information for the year ended September 30, 2024.

								Revolving
								Lines
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	of Credit
	Fiscal	Year	Year	Year	Year	Prior	Lines of	Converted to
	Year	2023	2022	2021	2020	Years	Credit	Term	Total
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Correspondent purchased	—	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

Commercial:
Commercial real estate	50	—	—	—	—	30	—	—	80
Commercial and Industrial	—	—	—	—	—	—	—	—	—
	50	—	—	—	—	30	—	—	80

Consumer:
Home Equity	46	1	—	—	—	—	—	—	47
Other	—	9	15	—	—	9	—	—	33
	46	10	15	—	—	9	—	—	80

Total	$96	$10	$15	$—	$—	$39	$—	$—	$160

Delinquent and Nonaccrual Loans - The following tables present the amortized cost, at the dates indicated, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total loans. At September 30, 2024 and 2023, all loans 90 or more days delinquent were on nonaccrual status.

	September 30, 2024
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$8,864	$2,271	$11,135	$3,938,911	$3,950,046
Correspondent purchased	3,089	4,090	7,179	2,231,964	2,239,143
Bulk purchased	69	1,539	1,608	125,982	127,590
Commercial:
Commercial real estate	2,993	1,163	4,156	1,369,898	1,374,054
Commercial and industrial	391	82	473	129,205	129,678
Consumer:
Home equity	471	338	809	99,438	100,247
Other	172	98	270	9,345	9,615
	$16,049	$9,581	$25,630	$7,904,743	$7,930,373

	September 30, 2023
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$10,117	$2,243	$12,360	$4,020,668	$4,033,028
Correspondent purchased	5,252	3,454	8,706	2,427,044	2,435,750
Bulk purchased	153	942	1,095	136,577	137,672
Commercial:
Commercial real estate	36	1,966	2,002	1,168,114	1,170,116
Commercial and industrial	59	218	277	112,653	112,930
Consumer:
Home equity	605	107	712	95,243	95,955
Other	125	6	131	9,126	9,257
	$16,347	$8,936	$25,283	$7,969,425	$7,994,708

The amortized cost of mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process as of September 30, 2024 and 2023 was $1.6 million and $2.5 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the tables above. The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $55 thousand at September 30, 2024 and $219 thousand at September 30, 2023.

The following table presents the amortized cost at September 30, 2024 and September 30, 2023, by class, of loans classified as nonaccrual. Nonaccrual loans with no ACL were individually evaluated for loss and any losses have been charged off.

	2024		2023
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
One- to four-family:
Originated	$2,271	$764	$2,457	$471
Correspondent purchased	4,090	182	3,739	285
Bulk purchased	1,539	812	942	630
Commercial:
Commercial real estate	1,495	901	1,984	446
Commercial and industrial	335	335	218	155
Consumer:
Home equity	338	—	107	3
Other	98	16	6	—
	$10,166	$3,010	$9,453	$1,990

Loan Modifications - The following table presents the amortized cost basis of loans as of September 30, 2024 that were both experiencing financial difficulties and modified during the year ended September 30, 2024, by class of financing receivable and by type of modification. Also presented in the table is the percentage of the amortized cost basis of loans as of September 30, 2024 that were modified for borrowers experiencing financial difficulties as compared to the amortized cost basis of each class of financing receivable as of September 30, 2024. During the year ended September 30, 2024, there was a $50 thousand charge-off related to a commercial real estate loan modified during the year ended September 30, 2024. The Company has not committed to lend additional amounts to borrowers included in these tables.

						Term
						Extension,
					Term	Payment
					Extension	Delay, and		Total
		Interest			and	Interest		Class of
	Principal	Rate	Payment	Term	Payment	Rate		Financing
	Forgiveness	Reduction	Delay	Extension	Delay	Reduction	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$1,547	$6,992	$—	$8,539	0.22%
Correspondent	—	—	—	338	1,716	—	2,054	0.09
Bulk purchased	—	—	—	—	—	—	—	—
	—	—	—	1,885	8,708	—	10,593	0.17
Commercial:
Commercial real estate	—	—	8,196	—	192	—	8,388	0.61
Commercial and industrial	—	—	—	—	653	12	665	0.51
	—	—	8,196	—	845	12	9,053	0.60
Consumer loans:
Home equity	—	—	89	—	—	—	89	0.09
Other	—	—	—	—	—	—	—	—
	—	—	89	—	—	—	89	0.08

Total	$—	$—	$8,285	$1,885	$9,553	$12	$19,735	0.25

Financial effect of loan modifications - The table below presents the financial effects of loan modifications during the year ended September 30, 2024, including the weighted average term extension, weighted average payment delay, and weighted average interest rate reduction.

For the Year Ended September 30, 2024
	Term	Payment	Interest Rate
	Extension	Delays	Reduction
One- to four-family:
Originated	33 months	4 months	N/A
Correspondent	36 months	4 months	N/A
Commercial:
Commercial real estate	24 months	6 months	N/A
Commercial and industrial	6 months	6 months	0.50%
Consumer home equity	N/A	7 months	N/A

Performance of loan modifications - The following table provides information about the subsequent performance during the year ended September 30, 2024 of loans modified for borrowers experiencing financial difficulty.

	For the Year Ended September 30, 2024
	30 to 89 Days Delinquent	90 or More Days Delinquent or in Foreclosure	Total Delinquent Loans	Current Loans	Total Amortized Cost
	(Dollars in thousands)
One- to four-family:
Originated	$1,800	$720	$2,520	$6,019	$8,539
Correspondent	284	425	709	1,345	2,054
Bulk purchased	—	—	—	—	—
Commercial:
Commercial real estate	142	50	192	8,196	8,388
Commercial & industrial	227	—	227	438	665
Consumer loans:
Home equity	—	—	—	89	89
Other	—	—	—	—	—
	$2,453	$1,195	$3,648	$16,087	$19,735

TDRs - Prior to the adoption of ASU 2022-02 on October 1, 2023, loans were accounted for as TDRs if the Bank granted a concession to a borrower experiencing financial difficulties. The following tables present the amortized cost for the periods presented, prior to restructuring and immediately after restructuring in all loans restructured during the years presented.

	For the Year Ended September 30, 2023
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family:
Originated	1	$110	$110
Correspondent purchased	1	282	285
Bulk purchased	1	239	257
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Consumer:
Home equity	1	38	38
Other	—	—	—
	4	$669	$690

	For the Year Ended September 30, 2022
	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family:
Originated	3	$156	$156
Correspondent purchased	—	—	—
Bulk purchased	—	—	—
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	2	124	124
Consumer:
Home equity	1	19	19
Other	—	—	—
	6	$299	$299

The following table provides information on TDRs that became delinquent during the periods presented within 12 months after being restructured.

For the Years Ended
	September 30, 2023		September 30, 2022
	Number of	Amortized	Number of	Amortized
	Contracts	Cost	Contracts	Cost
(Dollars in thousands)
One- to four-family:
Originated	1	$8	2	$697
Correspondent purchased	—	—	—	—
Bulk purchased	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer:
Home equity	—	—	1	19
Other	—	—	—	—
	1	$8	3	$716

Allowance for Credit Losses - The following table summarizes ACL activity, by loan portfolio segment, for the periods presented.

	For the Year Ended September 30, 2024
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,149	$2,972	$207	$5,328	$18,180	$251	$23,759
Adoption of ASU 2022-02	3	1	14	18	2	—	20
Balance at October 1, 2023	2,152	2,973	221	5,346	18,182	251	23,779
Charge-offs	—	—	—	—	(80)	(80)	(160)
Recoveries	28	—	—	28	5	16	49
Provision for credit losses	(514)	(1,112)	(75)	(1,701)	1,047	21	(633)
Ending balance	$1,666	$1,861	$146	$3,673	$19,154	$208	$23,035

	For the Year Ended September 30, 2023
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,066	$2,734	$206	$5,006	$11,120	$245	$16,371
Charge-offs	—	—	—	—	(75)	(40)	(115)
Recoveries	6	—	—	6	1	2	9
Provision for credit losses	77	238	1	316	7,134	44	7,494
Ending balance	$2,149	$2,972	$207	$5,328	$18,180	$251	$23,759

	For the Year Ended September 30, 2022
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$1,612	$2,062	$304	$3,978	$15,652	$193	$19,823
Charge-offs	(9)	—	—	(9)	(40)	(21)	(70)
Recoveries	138	—	—	138	101	17	256
Provision for credit losses	325	672	(98)	899	(4,593)	56	(3,638)
Ending balance	$2,066	$2,734	$206	$5,006	$11,120	$245	$16,371

The key assumptions in the Company's ACL model at September 30, 2024 include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at September 30, 2024. The key assumptions utilized in estimating the Company's ACL at September 30, 2024 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected an economic forecast that was the most appropriate considering the facts and circumstances at September 30, 2024. The forecasted economic indices applied to the model at September 30, 2024 were the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at September 30, 2024 was the national unemployment rate. The forecasted national unemployment rate in the economic scenario selected by management at September 30, 2024 had the national unemployment rate gradually increasing to 4.1% by September 30, 2025, which was the end of our four-quarter forecast time period.
•Forecast and reversion to mean time periods - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at September 30, 2024.
•Prepayment and curtailment assumptions - The assumptions used at September 30, 2024 were generally based on actual historical prepayment and curtailment speeds, adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary for each respective loan pool in the model.
•Qualitative factors - Management applied qualitative factors at September 30, 2024 to account for large dollar commercial loan concentrations and potential downside market risk with the recent housing price appreciation related to one-to four-family loans. These qualitative factors were applied to account for credit risks not fully reflected in the discounted cash flow model.
◦The Company's commercial real estate and construction loans generally have low LTV ratios and strong DSCRs which serve as indicators that losses in the commercial real estate and construction loan portfolios might be unlikely; however, because there is uncertainty surrounding the nature, timing and amount of expected losses, management believes that in the event of a realized loss within the large dollar commercial loan pools, the magnitude of such a loss is likely to be significant. The large dollar commercial loan concentration qualitative factor addresses the risk associated with a large dollar relationship deteriorating due to a loss event. As part of its analysis, management considered external data including historical loss information for the industry and commercial real estate price index trending information from a variety of reputable sources to help determine the amount of this qualitative factor.
◦For one- to four-family loans, management believes there is potential downside market risk with the recent housing price appreciation related to, in particular, newer originations and developed a qualitative factor to account for this risk. To determine the appropriate amount of the one- to four-family loan qualitative factor as of September 30, 2024, management considered external historical home price index trending information, along with the Bank's recent origination/purchase activity, historical loan loss experience and portfolio balance trending, the one-to four-family loan portfolio composition with regard to loan size, and management's knowledge of the Bank's loan portfolio and the one- to four-family lending industry. This qualitative factor replaced the economic uncertainties qualitative factor that was in place at September 30, 2023 and was less than the amount of the economic uncertainty qualitative factor at September 30, 2024 resulting in a decrease in ACL for one- to four-family loans compared to the prior year.

Reserve for Off-Balance Sheet Credit Exposures - The following is a summary of the changes in the reserve for off-balance sheet credit exposures during the periods indicated. At September 30, 2024 and 2023, the Bank's off-balance sheet credit exposures totaled $826.5 million and $837.7 million, respectively. The increase in the reserve for off-balance sheet credit exposures during the current year was due to an increase in the balance of commercial off-balance sheet credits along with an increase in the ACL to loan ratio, specifically for commercial construction loans.

	For the Years Ended
	September 30, 2024	September 30, 2023
	(Dollars in thousands)
Beginning balance	$4,095	$4,751
Adoption of ASU 2022-02	16	—
Provision for credit losses	1,892	(656)
Ending balance	$6,003	$4,095

5. PREMISES, EQUIPMENT AND LEASES
A summary of the net carrying value of premises and equipment at September 30, 2024 and 2023 was as follows:

	2024	2023
	(Dollars in thousands)
Land	$16,070	$16,045
Building and improvements	128,730	123,830
Furniture, fixtures and equipment	54,485	52,364
Total premises and equipment	199,285	192,239
Less accumulated depreciation	107,822	100,708
Premises and equipment, net	$91,463	$91,531

At September 30, 2024, the Company's operating leases had remaining terms that ranged from 0.1 years to 33 years, some of which included the assumed exercise of renewal options that the Company considers to be reasonably certain. A right-of-use asset of $8.5 million and $11.3 million was included in other assets and a lease liability of $8.9 million and $11.6 million was included in other liabilities for the Company's operating leases on the consolidated balance sheets, as of September 30, 2024 and September 30, 2023 respectively. As of September 30, 2024, for the Company's operating leases, the weighted average remaining lease term was 24.1 years and the weighted average discount rate was 2.69%. The following table presents lease expenses and supplemental cash flow information related to the Company's operating leases for the years indicated.

	For the Year Ended September 30,
	2024	2023	2022
	(Dollars in thousands)
Operating lease expense	$1,141	$1,307	$1,397
Variable lease expense	176	189	164
Short-term lease expense	2	41	2
Cash paid for amounts included in the measurement of lease liabilities	1,130	1,211	1,312
The Company entered into finance leases during the current year. The Company's finance leases as of September 30, 2024 had remaining terms that ranged from 3 years to 23 years. A finance lease right-of-use asset of $1.0 million was included in premises and equipment, net and a finance lease liability of $1.1 million was included in borrowings on the consolidated balance sheets, as of September 30, 2024. As of September 30, 2024, for the Company's finance leases, the weighted average remaining lease term was 20.0 years and the weighted average discount rate was 5.17%. During the year ended September 30, 2024, amortization expense of finance lease right-of-use assets, interest expense on finance lease liabilities, and cash paid for amounts included in the measurement of finance lease liabilities was $59 thousand, $53 thousand and $73 thousand, respectively.

The following table presents future minimum payments, for operating and finance leases with initial or remaining terms in excess of one year as of September 30, 2024:

	Operating	Finance	Total
	(Dollars in thousands)
Fiscal year 2025	$715	$91	$806
Fiscal year 2026	648	91	739
Fiscal year 2027	636	91	727
Fiscal year 2028	603	94	697
Fiscal year 2029	435	83	518
Thereafter	9,727	1,386	11,113
Total future minimum lease payments	12,764	1,836	14,600
Amounts representing interest	(3,842)	(754)	(4,596)
Present value of net future minimum lease payments	$8,922	$1,082	$10,004

6. LOW INCOME HOUSING PARTNERSHIPS
The Bank's investment in low income housing partnerships, which is included in other assets in the consolidated balance sheets, was $131.4 million and $121.8 million at September 30, 2024 and 2023, respectively.  The Bank's obligations related to unfunded commitments, which are included in other liabilities in the consolidated balance sheets, were $74.3 million and $63.6 million at September 30, 2024 and 2023, respectively. The majority of the commitments at September 30, 2024 are projected to be funded through the end of calendar year 2027.

For fiscal years 2024, 2023, and 2022, the net income tax benefit associated with these investments, which consists of proportional amortization expense and affordable housing tax credits and other related tax benefits, was reported in income tax expense in the consolidated statements of income. The amount of proportional amortization expense recognized during fiscal years 2024, 2023 and 2022 was $10.4 million, $10.1 million and $9.3 million, respectively, and the amount of affordable housing tax credits and other related tax benefits was $12.6 million, $12.4 million and $11.6 million, respectively, resulting in a net income tax benefit of $2.2 million, $2.3 million and $2.3 million, respectively. There were no impairment losses during fiscal years 2024, 2023, or 2022 resulting from the forfeiture or ineligibility of tax credits or other circumstances.

7. INTANGIBLE ASSETS
Changes in the carrying amount of the Company's intangible assets associated with an acquisition in fiscal year 2018, which are included in other assets on the consolidated balance sheet, are presented in the following table.

		Core Deposit and
	Goodwill	Other Intangibles
	(Dollars in thousands)
Balance at September 30, 2021	$9,324	$3,961
Less: Amortization	—	(1,372)
Balance at September 30, 2022	9,324	2,589
Less: Amortization	—	(1,069)
Balance at September 30, 2023	9,324	1,520
Less: Amortization	—	(774)
Balance at September 30, 2024	$9,324	$746

As of September 30, 2024, there was no impairment recorded on goodwill or other intangible assets.

The estimated amortization expense for the next five years related to the core deposit and other intangible assets as of September 30, 2024 is presented in the following table (dollars in thousands):

2025	$523
2026	223
2027	—
2028	—
2029	—

8. DEPOSITS AND BORROWED FUNDS
Deposits - Non-interest-bearing deposits totaled $549.6 million and $558.3 million as of September 30, 2024 and 2023, respectively. Certificates of deposit with a minimum denomination of $250 thousand were $516.3 million and $521.0 million as of September 30, 2024 and 2023, respectively. Deposits in excess of $250 thousand may not be fully insured by the Federal Deposit Insurance Corporation.

Borrowings - Borrowings at September 30, 2024 consisted of $2.18 billion in FHLB advances, of which $1.98 billion were fixed-rate advances and $200.0 million were variable-rate advances, and $1.1 million in finance leases. Borrowings at September 30, 2023 consisted of $2.38 billion in FHLB advances, of which $2.02 billion were fixed-rate advances and $365.0 million were variable-rate advances, and $500.0 million of borrowings from the Federal Reserve's Bank Term Funding Program ("BTFP"). There were no borrowings against the variable-rate FHLB line of credit at September 30, 2024 or 2023. Additionally, the Bank is authorized to borrow from the FRB of Kansas City's "discount window" but there were no such borrowings at September 30, 2024 or 2023.

FHLB advances and BTFP borrowings at September 30, 2024 and 2023 were comprised of the following:

	2024	2023
	(Dollars in thousands)
FHLB advances	$2,180,656	$2,382,828
BTFP borrowings	—	500,000
Deferred prepayment penalty - FHLB advances	(2,173)	(3,703)
	$2,178,483	$2,879,125

Weighted average contractual interest rate on FHLB advances	3.41%	3.41%
Weighted average effective interest rate on FHLB advances(1)	3.29	3.06
Weighted average contractual interest rate on BTFP borrowings	—	4.70

(1)The effective interest rate includes the net impact of deferred amounts and interest rate swaps related to the adjustable-rate FHLB advances.

FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB and certain securities, when necessary. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of a borrowing institution's regulatory total assets without the pre-approval of FHLB senior management. The Bank's borrowing limit approved by FHLB senior management was 50% as of September 30, 2024 and became 45% starting November 1, 2024. At September 30, 2024, the ratio of the par value of the Bank's FHLB borrowings to the Bank's Call Report total assets was 23%.
The amount that could be borrowed under the BTFP was based upon the par value of securities pledged as collateral, the term could be up to one year in length, and the borrowings could be prepaid without penalty. Advances could be requested under the BTFP until March 11, 2024. Subsequent to September 30, 2023, the Bank repaid the $500.0 million of BTFP borrowings and did not enter into any additional BTFP borrowings after that point in time.
At September 30, 2024 and 2023, the Bank had entered into interest rate swap agreements with a total notional amount of $200.0 million and $365.0 million, respectively, in order to hedge the variable cash flows associated with $200.0 million and $365.0 million, respectively, of adjustable-rate FHLB advances. At September 30, 2024 and 2023, the interest rate swap agreements had an average remaining term to maturity of 2.3 years and 2.1 years, respectively. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At September 30, 2024 and September 30, 2023, the interest rate swaps were in a gain position with a total fair value of $2.1 million and $13.0 million, respectively, which was reported in other assets on the consolidated balance sheet. During fiscal year 2024 and 2023, $6.1 million and $5.6 million, respectively, was reclassified from AOCI as a decrease to interest expense. At September 30, 2024, the Company estimated that $1.8 million of interest expense associated with the interest rate swaps would be reclassified from AOCI as a decrease to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank held cash collateral of $2.1 million at September 30, 2024 and $14.0 million at September 30, 2023.
Periodically, management has utilized a leverage strategy to increase earnings which entails entering into short-term FHLB borrowings and depositing the proceeds from these FHLB borrowings, net of the cost to purchase FHLB stock to meet FHLB stock holding requirements, at the FRB of Kansas City ("leverage strategy"). The leverage strategy is not a core operating business for the Company. It provides the Company the ability to utilize excess capital to generate earnings. Additionally, it is a strategy that can be exited quickly without additional costs. Leverage strategy borrowings are repaid prior to each quarter end. The leverage strategy was not in place during the current year due to the strategy being unprofitable, but it was in place at points during the prior year. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Management continues to monitor the net interest rate spread and overall profitability of the leverage strategy.
Scheduled Repayment of Borrowed Funds and Maturity of Certificates of Deposit - The following table presents the scheduled repayment of term borrowings, at par, and the maturity of certificates of deposit as of September 30, 2024. With the exception of amortizing FHLB advances, FHLB advances are payable at maturity. Amortizing FHLB advances are presented based on their maturity dates versus their quarterly scheduled repayment dates. At September 30, 2024, the Bank's FHLB advances had maturities ranging from October 2024 to August 2029.

		Certificates
		of Deposit
	Borrowings	Amount
	(Dollars in thousands)
2025	650,000	2,204,587
2026	575,000	515,572
2027	477,500	138,893
2028	310,656	94,600
2029	167,500	11,455
Thereafter	—	203
	$2,180,656	$2,965,310

9. INCOME TAXES
Income tax expense (benefit) for the years ended September 30, 2024, 2023, and 2022 consisted of the following:

	2024	2023	2022
	(Dollars in thousands)
Current:
Federal	$12,153	$6,789	$17,105
State	394	1,435	3,598
	12,547	8,224	20,703
Deferred:
Federal	1,316	(39,209)	1,632
State	2,230	(6,311)	415
	3,546	(45,520)	2,047
	$16,093	$(37,296)	$22,750

The Company's effective tax rates were 29.7%, 26.8%, and 21.2% for the years ended September 30, 2024, 2023, and 2022, respectively. The differences between such effective rates and the statutory Federal income tax rate computed on income before income tax expense resulted from the following:

	2024		2023		2022
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Federal income tax expense
computed at statutory Federal rate	$11,362	21.0%	$(29,180)	21.0%	$22,513	21.0%
Increases (decreases) in taxes resulting from:
Pre-1988 bad debt recapture	5,406	10.0	—	—	—	—
State taxes, net of Federal tax effect	2,497	4.8	(5,412)	3.9	3,399	3.2
Low income housing tax credits, net	(2,244)	(4.2)	(2,303)	1.6	(2,238)	(2.1)
ESOP related expenses, net	(448)	(0.8)	(652)	0.5	(641)	(0.6)
Other	(480)	(1.1)	251	(0.2)	(283)	(0.3)
	$16,093	29.7%	$(37,296)	26.8%	$22,750	21.2%

Pre-1988 bad debt recapture - Prior to the Small Business Job Protection Act (the "1996 Act"), the Bank was permitted to deduct, up to a specified formula limit, a certain percentage of income as bad debts, for which the Bank was not required to establish a deferred tax liability. The difference between actual bad debts and the formula limit bad debt amount ("excess reserves") was recorded in the Bank's retained earnings. As a result of the 1996 Act, savings institutions, like the Bank, were required to use the specific charge-off method in computing bad debts on their tax returns beginning with their 1996 Federal tax returns. The 1996 Act required the recapture of excess reserves over the base year, which was September 30, 1988 for the Bank. The excess reserves established prior to September 30, 1988 are to remain in retained earnings ("pre-1988 bad debt reserves") subject to recapture by the Bank on the occurrence of certain distributions in excess of current earnings and profits accumulated in tax years beginning after December 31, 1951 ("accumulated earnings and profits"). For tax purposes, if current and accumulated earnings and profits are negative, distributions from the Bank to Capitol Federal Financial, Inc. would be deemed to be drawn out of the Bank's pre-1988 bad debt reserve requiring a payment of income tax at the then-current rate by the Bank on the amount of earnings deemed to be removed from the pre-1988 bad debt reserves for such distributions ("pre-1988 bad debt recapture").

The net loss associated with the strategic securities transaction ("securities strategy") that was recognized in fiscal year 2023 net income will be recognized in the Company's fiscal year 2024 income tax return due to the sale of the securities occurring in October 2023 (in fiscal 2024). As a result, the Company will report a taxable net loss on its September 30, 2024 income tax return, resulting in negative current and accumulated earnings and profits for the Bank for the current fiscal year. This required the Bank to draw upon the pre-1988 bad debt reserves for distributions from the Bank to the Company during the current fiscal year and resulted in income tax expense in fiscal year 2024 equivalent to the distributions paid by the Bank times the Bank's current statutory tax rate of 21%. During the year ended September 30, 2024, the Bank recorded $5.4 million of income tax expense related to these distributions. The Bank estimates its pre-1988 bad debt reserves to be $75.9 million at September 30, 2024, which equates to an unrecorded deferred tax liability of $15.9 million at September 30, 2024.

The components of the net deferred income tax assets (liabilities) as of September 30, 2024 and 2023 were as follows:

	2024	2023
	(Dollars in thousands)
Deferred income tax assets:
Net operating loss carry forward	$30,459	$—
Low income housing tax credit carry forward	12,813	—
ACL	4,837	4,989
Lease liabilities	2,156	2,835
ESOP compensation	1,522	1,510
Reserve for off-balance sheet credit exposures	1,451	999
Salaries, deferred compensation and employee benefits	1,431	1,269
Net purchase discounts related to acquired loans	116	149
Low income housing partnerships	6	92
Net loss on securities transactions	—	47,006
Unrealized loss on AFS securities	—	368
Other	829	912
Gross deferred income tax assets	55,620	60,129

Valuation allowance	(27)	(30)
Gross deferred income tax asset, net of valuation allowance	55,593	60,099

Deferred income tax liabilities:
FHLB stock dividends	18,871	17,547
Unrealized gain on AFS securities	6,382	—
ACL	2,741	2,936
Premises and equipment	2,317	3,164
Lease right-of-use assets	2,043	2,748
Unrealized gain on interest rate swaps	508	3,176
Deposit intangible	200	411
Other	553	512
Gross deferred income tax liabilities	33,615	30,494

Net deferred tax assets	$21,978	$29,605

During the year ended September 30, 2024, the Company reversed the $47.0 million deferred tax asset as of September 30, 2023 related to the net loss on the securities transaction and recorded a deferred tax asset for the anticipated taxable net loss in the current fiscal year. The deferred tax asset related to the taxable net loss, or net operating loss, was $30.5 million at September 30, 2024. The gross federal and state net operating loss amount at September 30, 2024 was $126.0 million and will carryforward indefinitely. In addition, the Company recorded a deferred tax asset in the current fiscal year related to its low income housing tax credits that are currently not utilized due to income tax return income limitations. The related deferred tax asset at September 30, 2024 was $12.8 million. Federal tax credits carry forward for 20 years.

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

The Company assesses the available positive and negative evidence surrounding the recoverability of its deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances.  At September 30, 2024 and 2023, the Company had a valuation allowance of $27 thousand and $30 thousand, respectively, related to the net operating losses generated by the Company's consolidated Kansas corporate income tax return as management believes there will not be sufficient taxable income to fully utilize these deferred tax assets before they begin to expire in 2028 and thereafter. For this reason, a valuation allowance was recorded for the related amounts at September 30, 2024 and 2023. No additional valuation allowances were recorded for the Company's other deferred tax assets as management believes it is more likely than not that these amounts will be realized through the reversal of the Company's existing taxable temporary differences and projected future taxable income.

For the years ended September 30, 2024, 2023, and 2022 the Company had no unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Kansas, as well as other states where it has either established nexus under an economic nexus theory or has exceeded enumerated nexus thresholds based on the amount of loan interest income derived from sources within a given state. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years ending before 2021.

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

As annual loan payments are made on each September 30th, shares are released from collateral and allocated to qualified employees based on the proportion of their qualifying compensation to total qualifying compensation. On September 30, 2024, 165,198 shares were released from collateral.  On September 30, 2025, 165,198 shares will be released from collateral. As ESOP shares are committed to be released from collateral, the Company records compensation expense.  Dividends on unallocated ESOP shares are applied to the debt service payments of the loan secured by the unallocated shares. Dividends on unallocated ESOP shares in excess of the debt service payment are recorded as compensation expense and distributed to participants or participants' ESOP accounts.  Compensation expense related to the ESOP was $927 thousand for the year ended September 30, 2024, $1.2 million for the year ended September 30, 2023, and $1.7 million for the year ended September 30, 2022.  Of these amounts, $725 thousand and $472 thousand of income, and $88 thousand of expense related to the difference between the market price of the Company's common stock when the shares were acquired by the ESOP trust ($10 per share) and the average market price of the Company's common stock during the years ended September 30, 2024, 2023, and 2022, respectively. The market price of the Company's common stock averaged below $10 per share during the years ended September 30, 2024 and 2023, which is why income rather than expense was recognized for market price differences for those years. There was no compensation expense for dividends on unallocated ESOP shares in excess of the debt service payments for the years ended September 30, 2024, 2023, or 2022.

Shares may be withdrawn from the ESOP trust due to diversification (a participant may begin to diversify at least 25% of their ESOP shares at age 50), retirement, termination, or death of the participant. The following is a summary of shares held in the ESOP trust as of September 30, 2024 and 2023:

	2024	2023
	(Dollars in thousands)
Allocated ESOP shares	4,239,629	4,223,478
Unreleased ESOP shares	2,643,168	2,808,366
Total ESOP shares	6,882,797	7,031,844

Fair value of unreleased ESOP shares	$16,401	$13,396

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

Stock Option Plans – There are currently 61,565 stock options outstanding as a result of grants awarded from the Stock Option Plan. The Equity Incentive Plan had 5,907,500 stock options originally eligible to be granted and, as of September 30, 2024, the Company had 4,443,029 stock options still available for future grants under this plan. The Equity Incentive Plan will expire on January 24, 2027 and no additional grants may be made after expiration, but awards granted under this plan will remain outstanding until they are individually vested, forfeited, or expire.

The Company may issue incentive and nonqualified stock options under the Equity Incentive Plan. The incentive stock options expire no later than 10 years from the date of grant, and the nonqualified stock options expire no later than 15 years from the date of grant. The vesting period of stock options under the Equity Incentive Plan generally has ranged from 3 to 5 years. The stock option exercise price cannot be less than the market value at the date of the grant as defined by each plan. The fair value of stock option grants is estimated on the date of the grant using the Black-Scholes option pricing model.

At September 30, 2024, the Company had 316,374 stock options outstanding with a weighted average exercise price of $12.48 and a weighted average contractual life of 1.7 years, all of which were exercisable. The exercise price may be paid in cash, shares of common stock, or a combination of both. New shares are issued by the Company upon the exercise of stock options.

Restricted Stock Plans – The Equity Incentive Plan had 2,363,000 shares originally eligible to be granted as restricted stock and, as of September 30, 2024, the Company had 1,449,175 shares available for future grants of restricted stock under this plan. As noted above, this plan will expire on January 24, 2027 and no additional grants may be made after expiration, but awards granted under this plan will remain outstanding until they are individually vested or forfeited. The vesting period of the restricted stock awards under the Equity Incentive Plan has generally ranged from 3 to 5 years. At September 30, 2024, the Company had 131,258 unvested shares of restricted stock with a weighted average grant date fair value of $6.51 per share.

Compensation expense is calculated based on the fair market value of the Company's common stock at the date of the grant, as defined by the plan, and is recognized over the vesting period. Compensation expense attributable to restricted stock awards during the years ended September 30, 2024, 2023, and 2022 totaled $348 thousand, $327 thousand, and $492 thousand, respectively. The fair value of restricted stock that vested during the years ended September 30, 2024, 2023, and 2022 totaled $213 thousand, $285 thousand, and $408 thousand, respectively. As of September 30, 2024, there was $682 thousand of unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted average period of 2.9 years.

12. COMMITMENTS AND CONTINGENCIES
The following table summarizes the Bank's loan commitments as of September 30, 2024 and 2023:

	2024	2023
	(Dollars in thousands)
Originate fixed-rate	$44,191	$44,767
Originate adjustable-rate	130,419	29,343
Purchase/participate fixed-rate	24,500	1,246
Purchase/participate adjustable-rate	38,739	520
	$237,849	$75,876

Commitments to originate loans are commitments to lend to a customer. Commitments to purchase/participate in loans represent commitments to purchase loans from correspondent lenders on a loan-by-loan basis or participate in commercial loans with a lead bank. The Bank evaluates each borrower's creditworthiness on a case-by-case basis. Commitments generally have expiration dates or other termination clauses, and one- to four-family loan commitments may require the payment of a fee. Some of the commitments are expected to expire without being fully drawn upon; therefore, the amount of total commitments disclosed in the table above does not necessarily represent future cash requirements. As of September 30, 2024 and 2023, there were no significant loan-related commitments that met the definition of derivatives or commitments to sell mortgage loans. As of September 30, 2024 and 2023, the Bank had approved but unadvanced lines of credit of $278.1 million and $293.9 million, respectively.

In the normal course of business, the Company and the Bank are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a material adverse effect on the Company's consolidated financial statements for the year ended September 30, 2024, or future periods.

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

The Bank and the Company must maintain certain minimum capital ratios as set forth in the table below for capital adequacy purposes. At September 30, 2024, the Bank and Company met the requirements to elect the community bank leverage ratio ("CBLR"). Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules and to have met the well capitalized ratio requirements. Management believes that as of September 30, 2024, the Bank and Company met all capital adequacy requirements to which they were subject and that there have been no conditions or events subsequent to September 30, 2024 that would have changed this assessment.

At September 30, 2023, the Bank did not meet the requirements to elect the CBLR and the Company met the requirements but did not elect the CBLR. Since the Bank did not then meet the CBLR requirements it was required at September 30, 2023 to maintain a capital conservation buffer of 2.50% above certain minimum risk-based capital ratios for capital adequacy purposes in order to be considered well capitalized and to avoid certain restrictions on capital distributions and other payments, including dividends, share repurchases, and certain compensation. The Bank and Company met all capital adequacy requirements as of September 30, 2023 to which they were subject, including the capital conservation buffer.

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank
As of September 30, 2024
CBLR	$874,067	9.2%	$853,970	9.0%	N/A	N/A

As of September 30, 2023
Tier 1 leverage	$903,969	8.5%	$423,358	4.0%	$529,197	5.0%
Common Equity Tier 1 ("CET1") capital	903,969	16.0	254,670	4.5	367,856	6.5
Tier 1 capital	903,969	16.0	339,559	6.0	452,746	8.0
Total capital	931,823	16.5	452,746	8.0	565,932	10.0

Company
As of September 30, 2024
CBLR	$957,481	10.1%	$853,927	9.0%	N/A	N/A

As of September 30, 2023
Tier 1 leverage	$1,024,880	9.7%	$423,312	4.0%	N/A	N/A
CET1 capital	1,024,880	18.1	254,681	4.5	N/A	N/A
Tier 1 capital	1,024,880	18.1	339,574	6.0	N/A	N/A
Total capital	1,052,734	18.6	452,766	8.0	N/A	N/A

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

In conjunction with the Company's corporate reorganization in December 2010, a "liquidation account" was established for the benefit of certain depositors of the Bank in an amount equal to Capitol Federal Savings Bank MHC's ownership interest in the retained earnings of Capitol Federal Financial as of June 30, 2010. (Prior to the corporate reorganization, Capitol Federal Financial was the Bank's mid-tier holding company and Capitol Federal Savings Bank MHC, a mutual holding company, owned a majority of the stock of Capitol Federal Financial.) As of September 30, 2024, the balance of this liquidation account was $70.9 million. Under applicable federal banking regulations, neither the Company nor the Bank is permitted to pay dividends to its stockholders if stockholders' equity would be reduced below the amount of the liquidation account at that time.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The Company primarily uses prices obtained from third-party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third-party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third-party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third-party pricing service when determining the fair value of its securities during the years ended September 30, 2024 and 2023. The Company's major security types, based on the nature and risks of the securities, are:
•MBS - The majority of these securities are issued by GSEs. Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•GSE Debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•Corporate Bonds and Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value on the consolidated balance sheet in other assets if in a gain position, and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 8. Deposits and Borrowed Funds" for additional information. The estimated fair values of the interest rate swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values obtained from the counterparty during the years ended September 30, 2024 and 2023. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2024 or 2023.

	September 30, 2024
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$783,573	$—	$783,573	$—
GSE debentures	69,305	—	69,305	—
Corporate bonds	3,388	—	3,388	—
	856,266	—	856,266	—
Interest rate swaps	2,103	—	2,103	—
	$858,369	$—	$858,369	$—

	September 30, 2023
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$900,734	$—	$900,734	$—
GSE debentures	479,428	—	479,428	—
Corporate bonds	3,378	—	3,378	—
Municipal bonds	942	—	942	—
	$1,384,482	$—	$1,384,482	$—
Interest rate swaps	13,018	—	13,018	—
	$1,397,500	$—	$1,397,500	$—

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

Loans Receivable – Collateral dependent assets are assets evaluated on an individual basis. Those collateral dependent assets that are evaluated on an individual basis are considered financial assets measured at fair value on a non-recurring basis. The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during fiscal years 2024 and 2023 that were still held in the portfolio as of September 30, 2024 and 2023 was $8.9 million and $4.0 million, respectively. Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the year ended September 30, 2024 were downward adjustments to the book value of the collateral for lack of marketability. During fiscal year 2024, the adjustments ranged from 5% to 100%, with a weighted average of 40%. During fiscal year 2023, the adjustments ranged from 5% to 100%, with a weighted average of 20%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

OREO – OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value. The fair value for one- to four-family OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for one- to four-family OREO was the appraisal or listing price. The fair value of one- to four-family OREO measured on a non-recurring basis during fiscal year 2024 that was still held in the portfolio as of September 30, 2024 was $55 thousand. There was no one- to four-family OREO measured on a non-recurring basis during fiscal year 2023 that was still held in the portfolio as of September 30, 2023. The one- to four-family OREO held at September 30, 2023 was measured during fiscal year 2022. The carrying value of the properties equaled the fair value of the properties at September 30, 2024 and 2023.

For commercial OREO, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable input for commercial OREO is downward adjustments to book value of the collateral for lack of marketability. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. There was no commercial OREO measured on a non-recurring basis during the years ended September 30, 2024 and 2023.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	September 30, 2024
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$217,307	$217,307	$217,307	$—	$—
AFS securities	856,266	856,266	—	856,266	—
Loans receivable	7,907,338	7,660,535	—	—	7,660,535
FHLB stock	101,175	101,175	101,175	—	—
Interest rate swaps	2,103	2,103	—	2,103	—
Liabilities:
Deposits	6,129,982	6,135,652	3,164,672	2,970,980	—
Borrowings	2,179,564	2,169,403	—	2,169,403	—

	September 30, 2023
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$245,605	$245,605	$245,605	$—	$—
AFS securities	1,384,482	1,384,482	—	1,384,482	—
Loans receivable	7,970,949	7,358,462	—	—	7,358,462
FHLB stock	110,714	110,714	110,714	—	—
Interest rate swaps	13,018	13,018	—	13,018	—
Liabilities:
Deposits	6,051,220	6,004,975	3,321,028	2,683,947	—
Borrowings	2,879,125	2,802,849	—	2,802,849	—

15. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the years presented.

	For the Year Ended September 30, 2024
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(1,142)	$9,842	$8,700
Other comprehensive income (loss), before reclassifications	22,362	(2,135)	20,227
Amount reclassified from AOCI, net of taxes of $1,967	—	(6,112)	(6,112)
Reclassification adjustment on AFS securities included in net income, net of taxes of $383	(1,188)	—	(1,188)
Other comprehensive income (loss)	21,174	(8,247)	12,927
Ending balance	$20,032	$1,595	$21,627

	For the Year Ended September 30, 2023
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(155,119)	$9,486	$(145,633)
Other comprehensive income, before reclassifications	8,355	5,957	14,312
Amount reclassified from AOCI, net of taxes of $1,808	—	(5,601)	(5,601)
Reclassification adjustment on AFS securities included in net income, net of taxes of $(47,000)	145,622	—	145,622
Other comprehensive income	153,977	356	154,333
Ending balance	$(1,142)	$9,842	$8,700

	For the Year Ended September 30, 2022
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$4,651	$(20,956)	$(16,305)
Other comprehensive income (loss), before reclassifications	(159,770)	25,339	(134,431)
Amount reclassified from AOCI, net of taxes of $(1,647)	—	5,103	5,103
Other comprehensive income (loss)	(159,770)	30,442	(129,328)
Ending balance	$(155,119)	$9,486	$(145,633)

16. REVENUE RECOGNITION
Details of the Company's primary types of non-interest income revenue streams by financial statement line item reported in the consolidated statements of income that are within the scope of ASC Topic 606 are below. During fiscal years 2024, 2023 and 2022, revenue from contracts with customers totaled $15.3 million, $17.6 million and $18.1 million, respectively.

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

In order to participate in the card payment networks, the Company must pay various transaction related costs established by the networks ("interchange network charges"), including membership fees and a per unit charge for each transaction. The Company is acting as an agent for its debit card customers when they are utilizing the card payment networks; therefore, interchange transaction fee income is reported net of interchange network charges. Interchange network charges totaled $4.2 million, $4.0 million and $3.6 million for fiscal years 2024, 2023 and 2022, respectively.

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

17. PARENT COMPANY FINANCIAL INFORMATION (PARENT COMPANY ONLY)
The Company serves as the holding company for the Bank (see "Note 1. Summary of Significant Accounting Policies"). The Company's (parent company only) balance sheets at the dates presented, and the related statements of income and cash flows for each of the years presented are as follows:

BALANCE SHEETS
SEPTEMBER 30, 2024 and 2023
(Dollars in thousands, except per share amounts)

	2024	2023
ASSETS:
Cash and cash equivalents	$50,110	$83,400
Investment in the Bank	948,800	923,143
Note receivable - ESOP	32,731	34,273
Receivable from the Bank	—	2,438
Income taxes receivable, net	423	331
Other assets	519	540
TOTAL ASSETS	$1,032,583	$1,044,125

LIABILITIES:
Deferred income tax liabilities, net	$58	$60
Payable to the Bank, net	51	—
Other liabilities	204	11
Total liabilities	313	71

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 132,735,565 and 135,936,375 shares issued and outstanding as of September 30, 2024 and 2023, respectively	1,327	1,359
Additional paid-in capital	1,146,851	1,166,643
Unearned compensation - ESOP	(26,431)	(28,083)
Accumulated deficit	(111,104)	(104,565)
AOCI, net of tax	21,627	8,700
Total stockholders' equity	1,032,270	1,044,054
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,032,583	$1,044,125

STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2024, 2023, and 2022
(Dollars in thousands)

	2024	2023	2022
INTEREST AND DIVIDEND INCOME:
Dividend income from the Bank	$25,745	$86,217	$111,745
Interest income from other investments	2,442	2,236	1,484
Total interest and dividend income	28,187	88,453	113,229
NON-INTEREST EXPENSE:
Salaries and employee benefits	994	906	843
Regulatory and outside services	382	275	259
Other non-interest expense	697	694	614
Total non-interest expense	2,073	1,875	1,716
INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE AND EQUITY IN UNDISTRIBUTED (EXCESS OF DISTRIBUTION OVER) EARNINGS OF SUBSIDIARY	26,114	86,578	111,513
INCOME TAX (BENEFIT) EXPENSE	(5)	71	(49)
INCOME BEFORE (EXCESS OF DISTRIBUTION OVER)/EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY	26,119	86,507	111,562
EQUITY IN/(EXCESS OF DISTRIBUTION OVER) UNDISTRIBUTED EARNINGS OF SUBSIDIARY	11,891	(188,166)	(27,109)
NET INCOME (LOSS)	$38,010	$(101,659)	$84,453

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2024, 2023, and 2022
(Dollars in thousands)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,010	$(101,659)	$84,453
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in)/Equity in excess of distribution over earnings of subsidiary	(11,891)	188,166	27,109
Depreciation of equipment	23	45	46
Provision for deferred income taxes	(2)	(12)	(10)
Changes in:
Receivable from/payable to the Bank	2,489	(2,519)	18,239
Income taxes receivable/payable	(92)	123	13
Other assets	(11)	(2)	(10)
Other liabilities	193	11	—
Net cash provided by operating activities	28,719	84,153	129,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on note receivable from ESOP	1,542	1,494	1,446
Net cash provided by investing activities	1,542	1,494	1,446

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment from subsidiary related to restricted stock awards	419	401	269
Cash dividends paid	(44,522)	(83,172)	(103,131)
Repurchase of common stock	(19,448)	(23,453)	—
Net cash used in financing activities	(63,551)	(106,224)	(102,862)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,290)	(20,577)	28,424

CASH AND CASH EQUIVALENTS:
Beginning of year	83,400	103,977	75,553
End of year	$50,110	$83,400	$103,977

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of September 30, 2024.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2024, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of September 30, 2024.

The Company's independent registered public accounting firm, KPMG LLP, Kansas City, Missouri (Auditor Firm ID: 185), who audited the consolidated financial statements (as of and for the fiscal year ended September 30, 2024) included in Item 8 of this annual report, has issued an audit report on the Company's internal control over financial reporting as of September 30, 2024 and it is included in Item 8.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
Trading Plans
During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item concerning the Company's directors and executive officers and any delinquent reports under Section 16(a) of the Act is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2025, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Information required by this item regarding the audit committee of the Company's Board of Directors, including information regarding the audit committee financial experts serving on the committee, is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2025, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics
We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K that applies to our principal executive officer and senior financial officers, and to all of our other employees and our directors, a copy of which is available free of charge in the Investor Relations section of our website, www.capfed.com.

Item 11.  Executive Compensation

Information required by this item concerning compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2025, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2025, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2024 with respect to compensation plans under which shares of our common stock may be issued.

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)
Equity compensation plans
approved by stockholders	316,374	$12.48	5,892,204	(1)
Equity compensation plans not
approved by stockholders	N/A	N/A	N/A
	316,374	$12.48	5,892,204

(1)This amount includes 1,449,175 shares available for future grants of restricted stock under the Company's 2012 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item concerning certain relationships, related transactions and director independence is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2025, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services
Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2025, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following is a list of documents filed as part of this report:

(1)Financial Statements:
The following financial statements are included under Part II, Item 8 of this Form 10-K:
1.Reports of Independent Registered Public Accounting Firms.
2.Consolidated Balance Sheets as of September 30, 2024 and 2023.
3.Consolidated Statements of Income for the Years Ended September 30, 2024, 2023, and 2022.
4.Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2024, 2023, and 2022.
5.Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2024, 2023, and 2022.
6.Consolidated Statements of Cash Flows for the Years Ended September 30, 2024, 2023, and 2022.
7.Notes to Consolidated Financial Statements for the Years Ended September 30, 2024, 2023, and 2022.

(2)Financial Statement Schedules:
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(3)Exhibits:
See "Index to Exhibits."

Item 16. Form 10-K Summary
None

INDEX TO EXHIBITS

Exhibit Number	Document
3(i)	Charter of Capitol Federal Financial, Inc., as filed on May 6, 2010, as Exhibit 3(i) to Capitol Federal Financial, Inc.'s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference
3(ii)	Bylaws of Capitol Federal Financial, Inc., as amended, filed on March 30, 2020, as Exhibit 3.2 to Form 8-K for Capitol Federal Financial Inc. and incorporated herein by reference
4	Description of the Registrant's Securities, as filed on November 27, 2019, as Exhibit 4 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1	Form of Amended and Restated Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, Rick C. Jackson, Natalie G. Haag, Robert D. Kobbeman, Anthony S. Barry, and William J. Skrobacz, as filed on November 29, 2023, as Exhibit 10 to the Registrant's September 30, 2023 10-K*
10.2	Capitol Federal Financial's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13, 2000 as Appendix A to Capitol Federal Financial's Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference*
10.3	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 8, 2020 as Exhibit 10.3 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference*
10.4	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference*
10.5	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference*
10.6	Description of Director Fee Arrangements, as filed on November 23, 2022, as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference*
10.7	Short-term Performance Plan, as amended, filed on May 8, 2020 as Exhibit 10.7 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference*
10.8	Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the "Equity Incentive Plan") filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.'s Proxy Statement (File No. 001-34814) and incorporated herein by reference*
10.9	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.12 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
10.10	Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.13 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
10.11	Form of Stock Appreciation Right Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.14 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
10.12	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
14	Code of Ethics**
19	Insider Trading Policy
21	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
97	Compensation Recovery Policy of Capitol Federal Financial, Inc., as filed on November 29, 2023, as Exhibit 97 to the Registrant's September 30, 2023 10-K*

101
The following information from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on November 27, 2024, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at September 30, 2024 and 2023, (ii) Consolidated Statements of Income for the fiscal years ended September 30, 2024, 2023, and 2022, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2024, 2023, and 2022, (iv) Consolidated Statement of Stockholders' Equity for the fiscal years ended September 30, 2024, 2023, and 2022, (v) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2024, 2023, and 2022, and (vi) Notes to the Consolidated Financial Statements

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

CAPITOL FEDERAL FINANCIAL, INC.

Date: November 27, 2024	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ Michael T. McCoy, M.D.
	John B. Dicus, Chairman, President		Michael T. McCoy, M.D., Director
	and Chief Executive Officer		Date: November 27, 2024
(Principal Executive Officer)
	Date: November 27, 2024	By:	/s/ James G. Morris
James G. Morris, Director
By:	/s/ Kent G. Townsend		Date: November 27, 2024
Kent G. Townsend, Executive Vice President,
	Chief Financial Officer and Treasurer	By:	/s/ Michel' P. Cole
	(Principal Financial Officer)		Michel' P. Cole, Director
	Date: November 27, 2024		Date: November 27, 2024

By:	/s/ Jeffrey R. Thompson	By:	/s/ Carlton A. Ricketts
	Jeffrey R. Thompson, Director		Carlton A. Ricketts, Director
	Date: November 27, 2024		Date: November 27, 2024

By:	/s/ Jeffrey M. Johnson	By:	/s/ Tara D. Van Houweling
	Jeffrey M. Johnson, Director		Tara D. Van Houweling, First Vice President
	Date: November 27, 2024		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Morris J. Huey II		Date: November 27, 2024
Morris J. Huey II, Director
Date: November 27, 2024