Form 10-Q
period 2024-12-31
Capitol Federal Financial, Inc.
filed 2025-02-07
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
or
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

As of February 3, 2025, there were 132,786,365 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	December 31,	September 30,
	2024	2024
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $140,287 and $192,138)	$170,324	$217,307
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $850,570 and $829,852)	861,501	856,266
Loans receivable, net (allowance for credit losses ("ACL") of $24,997 and $23,035)	7,953,556	7,907,338
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	100,364	101,175
Premises and equipment, net	90,326	91,463
Income taxes receivable, net	843	359
Deferred income tax assets, net	24,420	21,978
Other assets	336,833	331,722
TOTAL ASSETS	$9,538,167	$9,527,608

LIABILITIES:
Deposits	$6,206,117	$6,129,982
Borrowings	2,163,775	2,179,564
Advances by borrowers	26,088	61,801
Other liabilities	115,248	123,991
Total liabilities	8,511,228	8,495,338

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 132,774,365 and 132,735,565 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	1,328	1,327
Additional paid-in capital	1,146,802	1,146,851
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(26,019)	(26,431)
Accumulated deficit	(106,734)	(111,104)
Accumulated other comprehensive income ("AOCI"), net of tax	11,562	21,627
Total stockholders' equity	1,026,939	1,032,270
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,538,167	$9,527,608

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	December 31,
	2024	2023
INTEREST AND DIVIDEND INCOME:
Loans receivable	$81,394	$75,941
Mortgage-backed securities ("MBS")	11,024	5,859
FHLB stock	2,352	2,586
Cash and cash equivalents	1,871	4,778
Investment securities	981	2,528
Total interest and dividend income	97,622	91,692
INTEREST EXPENSE:
Deposits	37,345	32,443
Borrowings	18,047	19,656
Total interest expense	55,392	52,099
NET INTEREST INCOME	42,230	39,593
PROVISION FOR CREDIT LOSSES	677	123
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	41,553	39,470
NON-INTEREST INCOME:
Deposit service fees	2,707	2,575
Insurance commissions	776	863
Net loss from securities transactions	—	(13,345)
Other non-interest income	1,210	1,013
Total non-interest income	4,693	(8,894)
NON-INTEREST EXPENSE:
Salaries and employee benefits	14,232	12,992
Information technology and related expense	4,550	5,369
Occupancy, net	3,333	3,372
Regulatory and outside services	1,113	1,643
Federal insurance premium	1,038	1,860
Advertising and promotional	822	988
Deposit and loan transaction costs	591	542
Office supplies and related expense	399	361
Other non-interest expense	1,070	1,381
Total non-interest expense	27,148	28,508
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	19,098	2,068
INCOME TAX EXPENSE (BENEFIT)	3,667	(475)
NET INCOME	$15,431	$2,543

Basic earnings per share ("EPS")	$0.12	$0.02
Diluted EPS	$0.12	$0.02

Basic weighted average common shares	129,972,969	132,353,313
Diluted weighted average common shares	129,972,969	132,353,313

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2024	2023
Net income	$15,431	$2,543
Other comprehensive income, net of tax:
Unrealized (losses) gains on AFS securities arising during the period, net of taxes of $3,741 and $(5,350)	(11,742)	16,581
Reclassification adjustment for gross gains on AFS securities included in net income, net of taxes of $0 and $383	—	(1,188)
Unrealized gains (losses) on cash flow hedges arising during the period, net of taxes of $(756) and $967	2,375	(2,998)
Reclassification adjustment for cash flow hedge amounts included in net income, net of taxes of $222 and $626	(698)	(1,940)
Comprehensive income	$5,366	$12,998

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended December 31, 2024
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Accumulated		Stockholders'
	Stock	Capital	ESOP	Deficit	AOCI	Equity
Balance at September 30, 2024	$1,327	$1,146,851	$(26,431)	$(111,104)	$21,627	$1,032,270
Net income				15,431		15,431
Other comprehensive loss, net of tax					(10,065)	(10,065)
ESOP activity		(149)	412			263
Restricted stock activity, net	1	(1)				—
Stock-based compensation		101				101
Cash dividends to stockholders ($0.085 per share)				(11,061)		(11,061)
Balance at December 31, 2024	$1,328	$1,146,802	$(26,019)	$(106,734)	$11,562	$1,026,939

	For the Three Months Ended December 31, 2023
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Accumulated		Stockholders'
	Stock	Capital	ESOP	Deficit	AOCI	Equity
Balance at September 30, 2023	$1,359	$1,166,643	$(28,083)	$(104,565)	$8,700	$1,044,054
Net income				2,543		2,543
Cumulative effect of adopting Accounting Standards Update ("ASU") 2022-02, net of tax				(27)		(27)
Other comprehensive income, net of tax					10,455	10,455
ESOP activity		(190)	412			222
Restricted stock activity, net		(6)				(6)
Stock-based compensation		87				87
Repurchase of common stock	(20)	(11,879)				(11,899)
Cash dividends to stockholders ($0.085 per share)				(11,308)		(11,308)
Balance at December 31, 2023	$1,339	$1,154,655	$(27,671)	$(113,357)	$19,155	$1,034,121

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Three Months Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,431	$2,543
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(2,352)	(2,586)
Provision for credit losses	677	123
Originations of loans receivable held-for-sale ("LHFS")	—	(425)
Proceeds from sales of LHFS	—	433
Amortization and accretion of premiums and discounts on securities	(876)	(2,771)
Depreciation and amortization of premises and equipment	1,847	2,040
Amortization of intangible assets	137	199
Amortization of deferred amounts related to FHLB advances, net	388	383
Common stock committed to be released for allocation - ESOP	263	222
Stock-based compensation	101	87
Net loss from securities transactions	—	13,345
Changes in:
Unrestricted cash collateral from derivative counterparties, net	2,550	(6,830)
Other assets, net	(2,904)	461
Income taxes receivable, net	(482)	4,584
Deferred income tax assets, net	764	(7,836)
Other liabilities	(9,936)	(9,306)
Net cash provided by (used in) operating activities	5,608	(5,334)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(71,416)	(668,310)
Proceeds from calls, maturities and principal reductions of AFS securities	51,574	49,604
Proceeds from sale of AFS securities	—	1,272,512
Proceeds from the redemption of FHLB stock	3,163	3,134
Net change in loans receivable	(48,054)	22,815
Purchase of premises and equipment	(1,152)	(1,261)
Proceeds from sale of other real estate owned ("OREO")	110	—
Net cash (used in) provided by investing activities	(65,775)	678,494

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Three Months Ended
	December 31,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(11,061)	(11,308)
Net change in deposits	76,135	(29,625)
Proceeds from borrowings	200,000	175,100
Repayments on borrowings	(216,177)	(682,521)
Change in advances by borrowers	(35,713)	(38,154)
Repurchase of common stock	—	(11,900)
Net cash provided by (used in) financing activities	13,184	(598,408)

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(46,983)	74,752

CASH AND CASH EQUIVALENTS:
Beginning of period	217,307	245,605
End of period	$170,324	$320,357

See accompanying notes to consolidated financial statements.		(Concluded)

Notes to Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The consolidated financial statements include the accounts of Capitol Federal Financial, Inc.® (the "Company") and its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"). The Bank has two wholly-owned subsidiaries, Capitol Funds, Inc. and Capital City Investments, Inc. Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company. Capital City Investments, Inc. is a real estate and investment holding company. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission ("SEC"). Interim results are not necessarily indicative of results for a full year.

Net Presentation of Cash Flows Related to Borrowings - At times, the Bank enters into FHLB advances with contractual maturities of 90 days or less. Cash flows related to these advances are reported on a net basis in the consolidated statements of cash flows.

Recent Accounting Pronouncements - In October 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. This ASU incorporates a variety of Topics into the FASB Accounting Standards Codification (the "Codification") that are currently included in SEC Regulations S-X and S-K. The ASU is intended to align the accounting standards of GAAP with SEC Regulations S-X and S-K. Each amendment in the ASU will only become effective for the Company if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. This may result in disclosures currently presented outside of the Company's financial statements being relocated to the Company's financial statements. The amendments will be applied prospectively by the Company. The ASU is not expected to have a material impact on the Company's disclosures as the Company is currently subject to SEC Regulations S-X and S-K.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU requires enhanced disclosures of segment information for all public entities, including those that have a single reportable segment, primarily in the area of segment revenues and expenses. Entities that have a single reportable segment, like the Company, will be required to provide all the disclosures required by this ASU and all existing segment disclosures required by Accounting Standards Codification ("ASC") 280, Segment Reporting. This ASU is effective for fiscal years beginning after December 15, 2023, which is the fiscal year ending September 30, 2025 for the Company, and interim periods within fiscal years beginning after December 15, 2024, which is the quarter ending December 31, 2025 for the Company. The Company is currently evaluating the effect this ASU will have on the Company's segment disclosures.

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This ASU removes references to various Concept Statements to simplify the Codification and provide a distinction between authoritative and nonauthoritative literature. This ASU is effective for the Company on October 1, 2025, starting with its September 30, 2026 Form 10-K. The Company is currently evaluating this ASU, but it is not expected to have a significant impact on the Company's consolidated financial condition or results of operation or the Company's disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This ASU requires additional expense disclosures by public entities in the notes to the financial statements. The ASU outlines the specific costs that are required to be disclosed, which include costs such as: purchases of inventory, employee compensation, depreciation, intangible asset amortization, selling costs, and depreciation, depletion, and amortization related to oil and gas production. It also requires qualitative descriptions of the amounts remaining in the relevant expense income statement captions that are not separately disaggregated quantitatively in the notes to the financial statements and the entity's definition of selling expenses. The disclosures are required for each interim and annual reporting period. The ASU is effective for fiscal years beginning after December 15, 2026, which is the fiscal year ending September 30, 2028 for the Company. In January 2025, the FASB issued ASU 2025-1, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Clarifying the Effective

Date. The FASB clarified the interim date reporting when an entity adopts ASU 2024-03. Per ASU 2025-01, ASU 2024-03 is effective for interim periods within fiscal years beginning after December 15, 2027, which is the quarter ending December 31, 2028 for the Company. The Company is currently evaluating the effect this ASU will have on the Company's expense disclosures in the notes to the consolidated financial statements.

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

	For the Three Months Ended
	December 31,
	2024	2023
	(Dollars in thousands, except per share amounts)
Net income	$15,431	$2,543
Income allocated to participating securities	(18)	(2)
Net income available to common stockholders	$15,413	$2,541

Total basic average common shares outstanding	129,972,969	132,353,313
Effect of dilutive stock options	—	—
Total diluted average common shares outstanding	129,972,969	132,353,313

Net EPS:
Basic	$0.12	$0.02
Diluted	$0.12	$0.02

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	312,841	335,461

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of our AFS securities at both dates were government guaranteed or issued by a Government Sponsored Enterprise ("GSE").

	December 31, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$774,655	$13,444	$1,814	$786,285
GSE debentures	71,915	30	247	71,698
Corporate bonds	4,000	—	482	3,518
	$850,570	$13,474	$2,543	$861,501

	September 30, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$756,775	$26,885	$87	$783,573
GSE debentures	69,077	228	—	69,305
Corporate bonds	4,000	—	612	3,388
	$829,852	$27,113	$699	$856,266

At December 31, 2024, AFS securities included $717.4 million of residential MBS and $68.9 million of commercial MBS. At September 30, 2024, AFS securities included $713.3 million of residential MBS and $70.2 million of commercial MBS.

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	December 31, 2024
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$144,221	$1,749	$2,382	$65
GSE debentures	24,753	247	—	—
Corporate bonds	—	—	3,518	482
	$168,974	$1,996	$5,900	$547

	September 30, 2024
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$10,997	$44	$2,919	$43
Corporate bonds	—	—	3,388	612
	$10,997	$44	$6,307	$655

The unrealized losses at December 31, 2024 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record an ACL on securities in an unrealized loss position at December 31, 2024 as management did not believe any of the securities were impaired due to credit quality reasons. The issuers of these securities continue to make scheduled and timely principal and interest payments, as applicable, under the contractual term of the securities so management believes the entire principal balance will be collected as scheduled. Additionally, management does not have the intent to sell any of the securities, and believes that it is more likely than not that the Company will not be required to sell the securities before the recovery of the remaining amortized cost, which could be at maturity. The fair value is expected to recover as the securities approach their maturity date, if not before, or if market yields decline.

The amortized cost and estimated fair value of AFS debt securities as of December 31, 2024, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity category in the table below.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Five years through ten years	$75,915	$75,216
	75,915	75,216
MBS	774,655	786,285
	$850,570	$861,501

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended
	December 31,
	2024	2023
	(Dollars in thousands)
Taxable	$981	$2,526
Non-taxable	—	2
	$981	$2,528

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	December 31, 2024	September 30, 2024
	(Dollars in thousands)
Federal Reserve Bank of Kansas City ("FRB of Kansas City") borrowings	$102,590	$111,281
Public unit deposits	80,858	108,748
	$183,448	$220,029
.

The Bank sold $1.30 billion of AFS securities during the prior fiscal year quarter. The Bank received gross proceeds of $1.27 billion from the sale and realized gross losses of $14.9 million and gross gains of $1.6 million, resulting in a net loss of $13.3 million on the sale during the quarter ended December 31, 2023. All other dispositions of securities during the current year quarter and prior year quarter were the result of principal repayments, calls, or maturities.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	December 31, 2024	September 30, 2024
	(Dollars in thousands)
One- to four-family:
Originated	$3,907,809	$3,941,952
Correspondent purchased	2,163,847	2,212,587
Bulk purchased	123,029	127,161
Construction	19,165	22,970
Total	6,213,850	6,304,670
Commercial:
Commercial real estate	1,353,482	1,191,624
Commercial and industrial	131,267	129,678
Construction	161,744	187,676
Total	1,646,493	1,508,978
Consumer:
Home equity	103,006	99,988
Other	9,680	9,615
Total	112,686	109,603

Total loans receivable	7,973,029	7,923,251

Less:
ACL	24,997	23,035
Deferred loan fees/discounts	30,973	30,336
Premiums/deferred costs	(36,497)	(37,458)
	$7,953,556	$7,907,338

Lending Practices and Underwriting Standards - Originating one- to four-family loans is the Bank's primary lending business. The Bank also originates consumer loans primarily secured by one- to four-family residential properties and originates and participates in commercial loans. The Bank has historically also purchased one- to four-family loans from correspondent lenders, but during the prior fiscal year, the Bank suspended its one- to four-family correspondent lending channels for the foreseeable future. The Bank has a loan concentration in one- to four-family loans and a geographic concentration of these loans in Kansas and Missouri.

One- to four-family loans - Full documentation to support an applicant's credit and income, and sufficient funds to cover all applicable fees and reserves at closing, are required on all loans. Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function.

The underwriting standards for loans purchased from correspondent lenders were generally similar to the Bank's internal underwriting standards. The underwriting of loans purchased from correspondent lenders was performed by the Bank's underwriters on a loan-by-loan basis.

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

Commercial loans - The Bank's commercial loan portfolio includes loans originated by the Bank or in participation with a lead bank. For commercial participation loans, the Bank performs the same underwriting procedures as if the loan was originated by the Bank.

The Bank's commercial loan portfolio has a concentration in commercial real estate and commercial construction loans and a geographic concentration in Kansas, Texas, and Missouri. When underwriting a commercial real estate or commercial construction loan, several factors are considered, such as the income producing potential of the property, cash equity provided by the borrower, the financial strength of the borrower, managerial expertise of the borrower or tenant, feasibility studies, lending experience with the borrower and the marketability of the property. At the time of origination, loan-to-value ("LTV") ratios on commercial real estate loans generally do not exceed 85% of the appraised value of the property securing the loans and the minimum debt service coverage ratio ("DSCR") is generally 1.15x. The Bank generally requires a guaranty on all commercial real estate loans, but for an experienced borrower with a strong DSCR and low LTV ratio, the Bank may allow the guaranty percentage to be reduced or phased out, or the Bank may originate the loan as a non-recourse loan.

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

The Bank's commercial and industrial loans are generally made to borrowers and secured by assets located in the Bank's market areas and are underwritten on the basis of the borrower's ability to service the debt from income. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by longer-term assets. In general, commercial and industrial loans involve different types of credit risk than commercial real estate loans due to the nature of the loans and the type of collateral securing the loans. As a result of these complexities, variables and risks, commercial and industrial loans generally require evaluation of different metrics and factors before origination and require more monitoring and servicing after origination than other types of loans.

Management regularly monitors the level of risk in the entire commercial loan portfolio, including concentrations in factors such as geographic locations, collateral types, tenant brand name, borrowing relationships, and, in the case of participation loans, lending relationships, among other factors. Annual reviews are performed for larger loans and lending relationships. The annual reviews include evaluating updated financials, as well as performing stress tests to measure the ability of the loans to withstand certain stress scenarios such as interest rate increases, revenue decreases and expense increases.

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

The following tables set forth, as of the dates indicated, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. Amortized cost is the amount of unpaid principal, net of undisbursed loan funds, unamortized premiums and discounts, and deferred fees and costs. All revolving lines of credit and revolving lines of credit converted to term loans are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At December 31, 2024 and September 30, 2024, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	December 31, 2024
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2024	2023	2022	2021	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$65,851	$238,219	$320,185	$566,865	$790,632	$1,908,902	$—	$—	$3,890,654
Special Mention	—	—	294	878	1,217	7,490	—	—	9,879
Substandard	—	—	655	—	215	10,917	—	—	11,787
Correspondent purchased
Pass	—	792	319,111	472,497	563,020	824,327	—	—	2,179,747
Special Mention	—	—	989	—	651	962	—	—	2,602
Substandard	—	—	—	1,821	265	5,169	—	—	7,255
Bulk purchased
Pass	—	—	—	—	—	120,229	—	—	120,229
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,213	—	—	3,213
	65,851	239,011	641,234	1,042,061	1,356,000	2,881,209	—	—	6,225,366
Commercial:
Commercial real estate
Pass	171,333	319,944	392,963	283,997	122,490	153,445	7,418	—	1,451,590
Special Mention	—	12,373	2,524	—	—	174	35	—	15,106
Substandard	—	142	39,922	—	3	2,132	50	—	42,249
Commercial and industrial
Pass	8,969	40,005	30,227	16,161	6,995	2,789	23,893	—	129,039
Special Mention	—	396	—	65	296	3	1,035	—	1,795
Substandard	—	227	—	125	—	82	1	—	435
	180,302	373,087	465,636	300,348	129,784	158,625	32,432	—	1,640,214
Consumer:
Home equity
Pass	1,739	6,886	4,219	4,356	1,391	2,698	75,500	5,896	102,685
Special Mention	—	—	20	—	—	—	—	199	219
Substandard	—	—	—	—	—	81	246	62	389
Other
Pass	1,859	3,187	2,245	1,377	336	127	426	—	9,557
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	46	18	56	—	2	1	—	123
	3,598	10,119	6,502	5,789	1,727	2,908	76,173	6,157	112,973

Total	$249,751	$622,217	$1,113,372	$1,348,198	$1,487,511	$3,042,742	$108,605	$6,157	$7,978,553

	September 30, 2024
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2024	2023	2022	2021	2020	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$241,765	$325,492	$578,275	$809,643	$521,647	$1,447,237	$—	$—	$3,924,059
Special Mention	—	295	1,229	1,982	772	9,565	—	—	13,843
Substandard	—	658	49	468	1,398	9,571	—	—	12,144
Correspondent purchased
Pass	798	325,384	482,103	570,970	225,650	623,496	—	—	2,228,401
Special Mention	—	993	659	658	398	977	—	—	3,685
Substandard	—	—	1,662	265	—	5,130	—	—	7,057
Bulk purchased
Pass	—	—	—	—	—	124,076	—	—	124,076
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,514	—	—	3,514
	242,563	652,822	1,063,977	1,383,986	749,865	2,223,566	—	—	6,316,779
Commercial:
Commercial real estate
Pass	326,158	400,649	284,493	135,935	74,174	110,309	23,865	—	1,355,583
Special Mention	12,440	2,543	—	—	92	1,094	—	—	16,169
Substandard	142	827	—	—	647	636	50	—	2,302
Commercial and industrial
Pass	46,335	32,112	18,131	8,075	1,350	2,051	20,876	—	128,930
Special Mention	401	—	—	—	—	—	12	—	413
Substandard	227	—	—	—	—	82	26	—	335
	385,703	436,131	302,624	144,010	76,263	114,172	44,829	—	1,503,732
Consumer:
Home equity
Pass	7,331	4,377	4,575	1,437	814	2,127	73,020	5,895	99,576
Special Mention	—	—	—	—	—	—	45	281	326
Substandard	—	20	—	—	—	24	120	181	345
Other
Pass	4,112	2,737	1,697	385	101	95	346	—	9,473
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	80	14	44	—	4	—	—	—	142
	11,523	7,148	6,316	1,822	919	2,246	73,531	6,357	109,862

Total	$639,789	$1,096,101	$1,372,917	$1,529,818	$827,047	$2,339,984	$118,360	$6,357	$7,930,373

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

	December 31, 2024
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2024	2023	2022	2021	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$65,851	$238,219	$320,964	$566,714	$791,549	$1,916,943	$—	$—	$3,900,240
30-89	—	—	—	1,029	515	8,202	—	—	9,746
90+/FC	—	—	170	—	—	2,164	—	—	2,334
Correspondent purchased
Current	—	792	319,825	472,738	563,043	826,288	—	—	2,182,686
30-89	—	—	275	—	628	2,109	—	—	3,012
90+/FC	—	—	—	1,580	265	2,061	—	—	3,906
Bulk purchased
Current	—	—	—	—	—	122,148	—	—	122,148
30-89	—	—	—	—	—	33	—	—	33
90+/FC	—	—	—	—	—	1,261	—	—	1,261
	65,851	239,011	641,234	1,042,061	1,356,000	2,881,209	—	—	6,225,366
Commercial:
Commercial real estate
Current	171,333	332,317	434,444	268,598	122,383	152,079	7,453	—	1,488,607
30-89	—	—	158	15,399	110	2,632	—	—	18,299
90+/FC	—	142	807	—	—	1,040	50	—	2,039
Commercial and industrial
Current	8,969	40,402	30,227	16,226	7,291	2,792	24,929	—	130,836
30-89	—	—	—	125	—	—	—	—	125
90+/FC	—	226	—	—	—	82	—	—	308
	180,302	373,087	465,636	300,348	129,784	158,625	32,432	—	1,640,214
Consumer:
Home equity
Current	1,739	6,886	4,239	4,322	1,391	2,631	75,236	6,000	102,444
30-89	—	—	—	34	—	73	354	114	575
90+/FC	—	—	—	—	—	75	156	43	274
Other
Current	1,821	3,189	2,245	1,408	278	126	426	—	9,493
30-89	38	—	—	8	58	1	—	—	105
90+/FC	—	44	18	17	—	2	1	—	82
	3,598	10,119	6,502	5,789	1,727	2,908	76,173	6,157	112,973

Total	$249,751	$622,217	$1,113,372	$1,348,198	$1,487,511	$3,042,742	$108,605	$6,157	$7,978,553

	September 30, 2024
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2024	2023	2022	2021	2020	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$241,765	$326,211	$578,430	$811,455	$521,550	$1,459,500	$—	$—	$3,938,911
30-89	—	64	1,074	638	1,666	5,422	—	—	8,864
90+/FC	—	170	49	—	601	1,451	—	—	2,271
Correspondent purchased
Current	798	326,377	482,598	571,182	226,048	624,961	—	—	2,231,964
30-89	—	—	164	446	—	2,479	—	—	3,089
90+/FC	—	—	1,662	265	—	2,163	—	—	4,090
Bulk purchased
Current	—	—	—	—	—	125,982	—	—	125,982
30-89	—	—	—	—	—	69	—	—	69
90+/FC	—	—	—	—	—	1,539	—	—	1,539
	242,563	652,822	1,063,977	1,383,986	749,865	2,223,566	—	—	6,316,779
Commercial:
Commercial real estate
Current	338,511	403,193	284,493	135,932	74,266	110,448	23,055	—	1,369,898
30-89	229	807	—	3	—	1,094	860	—	2,993
90+/FC	—	19	—	—	647	497	—	—	1,163
Commercial and industrial
Current	46,736	32,112	17,990	8,052	1,350	2,051	20,914	—	129,205
30-89	227	—	141	23	—	—	—	—	391
90+/FC	—	—	—	—	—	82	—	—	82
	385,703	436,131	302,624	144,010	76,263	114,172	44,829	—	1,503,732
Consumer:
Home equity
Current	7,331	4,378	4,540	1,437	814	2,133	72,721	6,084	99,438
30-89	—	—	35	—	—	—	349	87	471
90+/FC	—	19	—	—	—	18	115	186	338
Other
Current	4,109	2,728	1,641	327	101	95	344	—	9,345
30-89	3	9	100	58	—	—	2	—	172
90+/FC	80	14	—	—	4	—	—	—	98
	11,523	7,148	6,316	1,822	919	2,246	73,531	6,357	109,862

Total	$639,789	$1,096,101	$1,372,917	$1,529,818	$827,047	$2,339,984	$118,360	$6,357	$7,930,373

Gross Charge-Offs - The following tables present gross charge-offs, for the periods indicated, by class of financing receivable for the year of origination or most recent credit decision.

	For the Three Months Ended December 31, 2024
								Revolving
								Lines
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	of Credit
	Fiscal	Year	Year	Year	Year	Prior	Lines of	Converted to
	Year	2024	2023	2022	2021	Years	Credit	Term	Total
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Correspondent purchased	—	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

Commercial:
Commercial real estate	—	—	—	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

Consumer:
Home Equity	5	11	—	—	—	—	—	—	16
Other	—	1	—	—	—	—	—	—	1
	5	12	—	—	—	—	—	—	17

Total	$5	$12	$—	$—	$—	$—	$—	$—	$17

	For the Three Months Ended December 31, 2023
								Revolving
								Lines
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	of Credit
	Year	Year	Year	Year	Year	Prior	Lines of	Converted to
	2024	2023	2022	2021	2020	Years	Credit	Term	Total
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Correspondent purchased	—	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

Commercial:
Commercial real estate	—	—	—	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

Consumer:
Home Equity	1	1	—	—	—	—	—	—	2
Other	—	5	—	—	—	—	—	—	5
	1	6	—	—	—	—	—	—	7

Total	$1	$6	$—	$—	$—	$—	$—	$—	$7

Delinquent and Nonaccrual Loans - The following tables present the amortized cost, at the dates indicated, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total loans. At December 31, 2024 and September 30, 2024, all loans 90 or more days delinquent were on nonaccrual status. The increase in the 30 to 89 days delinquent commercial real estate loan balance from September 30, 2024 was due primarily to one Community Reinvestment Act loan. The borrower is in the process of obtaining tax credit funding, which will service the loan until the project is stabilized. The tax credit funding is anticipated to be received by the borrower during the quarter ended March 31, 2025.

	December 31, 2024
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$9,746	$2,334	$12,080	$3,900,240	$3,912,320
Correspondent purchased	3,012	3,906	6,918	2,182,686	2,189,604
Bulk purchased	33	1,261	1,294	122,148	123,442
Commercial:
Commercial real estate	18,299	2,039	20,338	1,488,607	1,508,945
Commercial and industrial	125	308	433	130,836	131,269
Consumer:
Home equity	575	274	849	102,444	103,293
Other	105	82	187	9,493	9,680
	$31,895	$10,204	$42,099	$7,936,454	$7,978,553

	September 30, 2024
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$8,864	$2,271	$11,135	$3,938,911	$3,950,046
Correspondent purchased	3,089	4,090	7,179	2,231,964	2,239,143
Bulk purchased	69	1,539	1,608	125,982	127,590
Commercial:
Commercial real estate	2,993	1,163	4,156	1,369,898	1,374,054
Commercial and industrial	391	82	473	129,205	129,678
Consumer:
Home equity	471	338	809	99,438	100,247
Other	172	98	270	9,345	9,615
	$16,049	$9,581	$25,630	$7,904,743	$7,930,373

The amortized cost of mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process as of December 31, 2024 and September 30, 2024 was $1.9 million and $1.6 million, respectively, which are included in loans 90 or more days delinquent or in foreclosure in the tables above. The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $55 thousand at September 30, 2024. There was no residential OREO held at December 31, 2024.

The following table presents the amortized cost at December 31, 2024 and September 30, 2024, by class, of loans classified as nonaccrual. Nonaccrual loans with no ACL were individually evaluated for loss and any losses have been charged off.

	December 31, 2024		September 30, 2024
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
One- to four-family:
Originated	$2,334	$1,232	$2,271	$764
Correspondent purchased	3,906	243	4,090	182
Bulk purchased	1,261	807	1,539	812
Commercial:
Commercial real estate	3,134	2,540	1,495	901
Commercial and industrial	435	435	335	335
Consumer:
Home equity	274	—	338	—
Other	82	14	98	16
	$11,426	$5,271	$10,166	$3,010

Loan Modifications - The following tables present the amortized cost basis of loans, as of the dates indicated, that were both experiencing financial difficulties and modified during the periods noted, by class of financing receivable and by type of modification. Also presented in the tables is the percentage of the amortized cost basis of loans, at the dates indicated, that were modified to borrowers experiencing financial difficulties as compared to the amortized cost basis of each class of financing receivable during the periods noted. During the three months ended December 31, 2024 and 2023, there were no charge-offs related to loans modified during those periods. The Company has not committed to lend additional amounts to borrowers included in these tables.

	For the Three Months Ended December 31, 2024
			Term
			Extension		Total
			and		Class of
	Payment	Term	Payment		Financing
	Delay	Extension	Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$342	$917	$166	$1,425	0.04%
Correspondent	—	—	—	—	—
Bulk purchased	—	—	—	—	—
	342	917	166	1,425	0.02
Commercial:
Commercial real estate	55	35	—	90	0.01
Commercial and industrial	—	19	—	19	0.01
	55	54	—	109	0.01
Consumer loans:
Home equity	20	—	—	20	0.02
Other	—	—	—	—	—
	20	—	—	20	0.02

Total	$417	$971	$166	$1,554	0.02

For the Three Months Ended December 31, 2023
Term
	Extension		Total
	and		Class of
	Payment		Financing
	Delay	Total	Receivable
(Dollars in thousands)
One- to four-family:
Originated	$4,405	$4,405	0.11%
Correspondent	1,247	1,247	0.05
Bulk purchased	—	—	—
	5,652	5,652	0.09
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
	—	—	—
Consumer loans:
Home equity	—	—	—
Other	—	—	—
	—	—	—

Total	$5,652	$5,652	0.07

Financial effect of loan modifications - The table below presents the financial effects of loan modifications during the three months ended December 31, 2024 and 2023, including the weighted average payment delay and weighted average term extension.

For the Three Months Ended
	December 31, 2024		December 31, 2023
	Payment	Term	Payment	Term
	Delay	Extension	Delay	Extension
One- to four-family:
Originated	8 months	15 months	4 months	23 months
Correspondent	N/A	N/A	4 months	12 months
Bulk purchased	N/A	N/A	N/A	N/A

Commercial:
Commercial real estate	6 months	3 months	N/A	N/A
Commercial and industrial	N/A	6 months	N/A	N/A

Consumer:
Consumer home equity	7 months	N/A	N/A	N/A
Consumer other	N/A	N/A	N/A	N/A

Performance of loan modifications - The following tables provide information about the subsequent performance of loans modified for borrowers experiencing financial difficulty during the periods noted.

	For the Three Months Ended December 31, 2024
	30 to 89 Days Delinquent	90 or More Days Delinquent or in Foreclosure	Total Delinquent Loans	Current Loans	Total Amortized Cost
	(Dollars in thousands)
One- to four-family:
Originated	$719	$—	$719	$706	$1,425
Correspondent	—	—	—	—	—
Bulk purchased	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	90	90
Commercial & industrial	—	—	—	19	19
Consumer loans:
Home equity	—	—	—	20	20
Other	—	—	—	—	—
	$719	$—	$719	$835	$1,554

	For the Three Months Ended December 31, 2023
	30 to 89 Days Delinquent	90 or More Days Delinquent or in Foreclosure	Total Delinquent Loans	Current Loans	Total Amortized Cost
	(Dollars in thousands)
One- to four-family:
Originated	$231	$—	$231	$4,174	$4,405
Correspondent	—	—	—	1,247	1,247
Bulk purchased	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Consumer loans:
Home equity	—	—	—	—	—
Other	—	—	—	—	—
	$231	$—	$231	$5,421	$5,652

Allowance for Credit Losses - The following tables summarizes ACL activity, by loan portfolio segment, for the periods presented.

	For the Three Months Ended December 31, 2024
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$1,666	$1,861	$146	$3,673	$19,154	$208	$23,035
Charge-offs	—	—	—	—	—	(17)	(17)
Recoveries	3	—	—	3	20	1	24
Provision for credit losses	374	(278)	(15)	81	1,825	49	1,955
Ending balance	$2,043	$1,583	$131	$3,757	$20,999	$241	$24,997

	For the Three Months Ended December 31, 2023
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,149	$2,972	$207	$5,328	$18,180	$251	$23,759
Adoption of ASU 2022-02	3	1	14	18	2	—	20
Balance at October 1, 2023	2,152	2,973	221	5,346	18,182	251	23,779
Charge-offs	—	—	—	—	—	(7)	(7)
Recoveries	5	—	—	5	1	—	6
Provision for credit losses	(63)	(25)	(15)	(103)	495	8	400
Ending balance	$2,094	$2,948	$206	$5,248	$18,678	$252	$24,178

The key assumptions in the Company's ACL model include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at December 31, 2024. The key assumptions utilized in estimating the Company's ACL at December 31, 2024 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected an economic forecast that was the most appropriate considering the facts and circumstances at December 31, 2024. The forecasted economic indices applied to the model at December 31, 2024 were the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at December 31, 2024 was the national unemployment rate. The forecasted national unemployment rate in the economic scenario selected by management at December 31, 2024 had the national unemployment rate remaining at 4.1% through December 31, 2025, which was the end of our four-quarter forecast time period.
•Forecast and reversion to mean time periods - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at December 31, 2024.
•Prepayment and curtailment assumptions - The assumptions used at December 31, 2024 were generally based on actual historical prepayment and curtailment speeds, adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary for each respective loan pool in the model.
•Qualitative factors - Management applied qualitative factors at December 31, 2024 to account for large dollar commercial loan concentrations and potential risk of loss in market value for newer one- to four-family loans. These qualitative factors were applied to account for credit risks not fully reflected in the discounted cash flow model.
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
◦For one- to four-family loans, management believes there is potential risk of loss in market value for newer originations and developed a qualitative factor to account for this risk. To determine the appropriate amount of the one- to four-family loan qualitative factor as of December 31, 2024, management considered external historical home price index trending information, along with the Bank's recent origination/purchase activity, historical loan loss experience and the current trend of this portfolio balance, the one-to four-family loan portfolio composition with regard to loan size, and management's knowledge of the Bank's loan portfolio and the one- to four-family lending industry.

Reserve for Off-Balance Sheet Credit Exposures - At December 31, 2024 and September 30, 2024, the Bank's off-balance sheet credit exposures totaled $723.3 million and $826.5 million, respectively.

The following table summarizes the change in reserve for off-balance sheet credit exposures during the periods indicated. The provision release for the three months ended December 31, 2024 was due primarily to a decrease in the balance of commercial off-balance sheet credit exposures during the quarter. The increase in the reserve for off-balance sheet credit exposures as of December 31, 2024 compared to December 31, 2023 was due to an increase in the ACL to loan ratio, specifically for commercial construction loans, partially offset by a decrease in the balance of commercial off-balance sheet credit exposures.

	For the Three Months Ended
	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Beginning balance	$6,003	$4,095
Adoption of ASU 2022-02	—	16
Provision for credit losses	(1,278)	(277)
Ending balance	$4,725	$3,834

5. BORROWED FUNDS
FHLB Borrowings and Interest Rate Swaps - As of December 31, 2024 and September 30, 2024, the Bank held interest rate swap agreements with a total notional amount of $200.0 million in order to hedge the variable cash flows associated with $200.0 million of adjustable-rate FHLB advances. At December 31, 2024 and September 30, 2024, the interest rate swap agreements had an average remaining term to maturity of 2.0 years and 2.3 years, respectively. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At December 31, 2024 and September 30, 2024, the interest rate swaps were in a gain position with a total fair value of $4.3 million and $2.1 million, respectively, which was reported in other assets on the consolidated balance sheet. During the three months ended December 31, 2024 and December 31, 2023, $698 thousand and $1.9 million, respectively, was reclassified from AOCI as a decrease to interest expense. At December 31, 2024, the Company estimated that $2.1 million of interest expense associated with the interest rate swaps would be reclassified from AOCI as a decrease to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank held cash collateral of $4.7 million and $2.1 million at December 31, 2024 and September 30, 2024, respectively.

6. INCOME TAXES
At December 31, 2024 and September 30, 2024, the Company had a net operating loss deferred income tax asset of $26.4 million and $30.5 million, respectively. The gross federal and state net operating loss amount at December 31, 2024 was $109.0 million and will carry forward indefinitely. Additionally, the Company had a $15.5 million and $12.8 million deferred tax asset related to the Bank's low income housing tax credits as of December 31, 2024 and September 30, 2024, respectively, as the credits are not currently able to be utilized due to income tax return income limitations. Federal tax credits carryforward for 20 years.

The Company assesses the available positive and negative evidence surrounding the recoverability of its deferred tax assets and applies its judgment in estimating the amount of the valuation allowance necessary under the circumstances. At December 31, 2024 and September 30, 2024, the Company had a valuation allowance of $33 thousand and $27 thousand, respectively, related to the net operating losses generated by the Company's consolidated Kansas corporate income tax return as management believes there will not be sufficient taxable income to fully utilize these deferred tax assets before they begin to expire in 2028 and thereafter. For this reason, a valuation allowance was recorded for the related amounts at December 31, 2024 and September 30, 2024. No additional valuation allowances were recorded for the Company's other deferred tax assets as management believes it is more likely than not that these amounts will be realized through the reversal of the Company's existing taxable temporary differences and projected future taxable income.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The Company primarily uses prices obtained from third-party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third-party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third-party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third-party pricing service when determining the fair value of its securities during the three months ended December 31, 2024 or during fiscal year 2024. The Company's major security types, based on the nature and risks of the securities, are:

•MBS - The majority of these securities are issued by GSEs. Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•GSE debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•Corporate Bonds and Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values obtained from the counterparty during the three months ended December 31, 2024 or during fiscal year 2024. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2024 or September 30, 2024.

	December 31, 2024
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$786,285	$—	$786,285	$—
GSE debentures	71,698	—	71,698	—
Corporate bonds	3,518	—	3,518	—
	861,501	—	861,501	—
Interest rate swaps	4,314	—	4,314	—
	$865,815	$—	$865,815	$—

	September 30, 2024
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$783,573	$—	$783,573	$—
GSE debentures	69,305	—	69,305	—
Corporate bonds	3,388	—	3,388	—
	856,266	—	856,266	—
Interest rate swaps	2,103	—	2,103	—
	$858,369	$—	$858,369	$—

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

Loans Receivable - Collateral dependent assets are assets evaluated on an individual basis. Those collateral dependent assets that are evaluated on an individual basis are considered financial assets measured at fair value on a non-recurring basis. The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during the three months ended December 31, 2024 and 2023 that were still held in the portfolio as of December 31, 2024 and 2023 was $43.6 million and $1.1 million, respectively. Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the three months ended December 31, 2024 and December 31, 2023 were downward adjustments to the book value of the collateral for lack of marketability. During the three months ended December 31, 2024, the adjustments ranged from 10% to 99%, with a weighted average of 21%. During the three months ended December 31, 2023, the adjustments ranged from 5% to 100%, with a weighted average of 17%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value. The fair value for one- to four-family OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for one- to four-family OREO was the appraisal or listing price. There was no one- to four-family OREO measured on a non-recurring basis during the three months ended December 31, 2024. The fair value of one- to four-family OREO measured on a non-recurring basis during the three months ended December 31, 2023 was $219 thousand. The carrying value of the properties equaled the fair value of the properties at December 31, 2023.

For commercial OREO, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable input for commercial OREO is downward adjustments to book value of the collateral for lack of marketability. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. There was no commercial OREO measured on a non-recurring basis during the three months ended December 31, 2024 and 2023.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	December 31, 2024
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$170,324	$170,324	$170,324	$—	$—
AFS securities	861,501	861,501	—	861,501	—
Loans receivable	7,953,556	7,523,405	—	—	7,523,405
FHLB stock	100,364	100,364	100,364	—	—
Interest rate swaps	4,314	4,314	—	4,314	—
Liabilities:
Deposits	6,206,117	6,200,957	3,291,653	2,909,304	—
Borrowings	2,163,775	2,140,222	—	2,140,222	—

	September 30, 2024
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$217,307	$217,307	$217,307	$—	$—
AFS securities	856,266	856,266	—	856,266	—
Loans receivable	7,907,338	7,660,535	—	—	7,660,535
FHLB stock	101,175	101,175	101,175	—	—
Interest rate swaps	2,103	2,103	—	2,103	—
Liabilities:
Deposits	6,129,982	6,135,652	3,164,672	2,970,980	—
Borrowings	2,179,564	2,169,403	—	2,169,403	—

8. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods indicated.

	For the Three Months Ended December 31, 2024
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	20,032	1,595	21,627
Other comprehensive income (loss), before reclassifications	(11,742)	2,375	(9,367)
Amount reclassified from AOCI, net of taxes of $222	—	(698)	(698)
Other comprehensive income (loss)	(11,742)	1,677	(10,065)
Ending balance	8,290	3,272	11,562

	For the Three Months Ended December 31, 2023
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(1,142)	$9,842	$8,700
Other comprehensive income (loss), before reclassifications	16,581	(2,998)	13,583
Amount reclassified from AOCI, net of taxes of $626	—	(1,940)	(1,940)
Reclassification adjustment for gross gains on AFS securities included in net income, net of taxes of $383	(1,188)	—	(1,188)
Other comprehensive income (loss)	15,393	(4,938)	10,455
Ending balance	$14,251	$4,904	$19,155

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
•our ability to generate a sufficient volume of loans in order to maintain the balance of the portfolio at a level desired by management;
•our ability to invest funds in wholesale or secondary markets at favorable yields;
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

This list of factors is not all inclusive. For a discussion of risks and uncertainties related to our business that could adversely impact our operations and/or financial results, see "Part I, Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and Part II, Item 1A. Risk Factors within this Quarterly Report on Form 10-Q. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

As used in this Form 10-Q, unless we specify or the context indicates otherwise, "the Company," "we," "us," and "our" refer to Capitol Federal Financial, Inc. a Maryland corporation, and its subsidiaries. "Capitol Federal Savings," and "the Bank," refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial, Inc.

The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity, and capital resources of the Company. The Bank comprises almost all of the consolidated assets and liabilities of the Company and the Company is dependent primarily upon the performance of the Bank for the results of its operations. Because of this relationship, references to management actions, strategies and results of actions apply to both the Bank and the Company except where the context indicates otherwise. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC.

Available Information
Financial and other Company information, including press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports can be obtained free of charge from our investor relations website, https://ir.capfed.com. SEC filings are available on our website immediately after they are electronically filed with or furnished to the SEC, and are also available on the SEC's website at www.sec.gov.

Critical Accounting Estimates
Our most critical accounting estimate is our methodology used to determine the ACL and reserve for off-balance sheet credit exposures. This estimate is important to the presentation of our financial condition and results of operations, involves a high degree of complexity, and requires management to make difficult and subjective judgments that may require assumptions about highly uncertain matters. The use of different judgments, assumptions, and estimates could affect reported results materially. This critical accounting estimate and its application is reviewed at least annually by the audit committee of our Board of Directors. For a full discussion of our critical accounting estimates, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Executive Summary
The following summary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section in its entirety.

The Company recognized net income of $15.4 million, or $0.12 per share, for the current year quarter, compared to net income of $2.5 million, or $0.02 per share, for the prior year quarter. The lower net income in the prior year quarter was primarily a result of the impairment loss on the securities associated with the securities strategy. See additional discussion regarding the securities strategy in the "Securities Strategy to Improve Earnings" section below. Excluding the effects of the net loss associated with the securities strategy, EPS would have been $0.10 for the prior year quarter. The increase in EPS excluding the effects of the net loss associated with the securities strategy was due primarily to higher net interest income in the current year quarter.

The net interest margin increased 15 basis points, from 1.71% for the prior year quarter to 1.86% for the current year quarter, due mainly to higher yields on loans and securities, which outpaced the increase in the cost of deposits, largely in retail certificates of deposit, along with the continued shift of loan balances from the one- to four-family loan portfolio to the higher yielding commercial loan portfolio.

The Company's efficiency ratio was 57.86% for the current year quarter compared to 92.86% for the prior year quarter. Excluding the net losses from the securities strategy, the efficiency ratio would have been 64.73% for the prior year quarter. The improvement in the efficiency ratio, excluding the net losses from the securities strategy, was due primarily to higher net interest income and lower non-interest expense in the current year quarter compared to the prior year quarter. The Company's operating expense ratio (annualized) for the current year quarter was 1.14% compared to 1.18% for the prior year quarter, due mainly to lower non-interest expense in the current year quarter.

The loan portfolio was $7.95 billion at December 31, 2024, a $46.2 million increase from September 30, 2024. The loan portfolio mix continued to shift from one- to four-family loans to commercial loans during the current year quarter. During the current year quarter the commercial portfolio grew by 36.5% on an annualized basis. Management does not expect that rate of commercial loan growth to continue, but does expect continued growth during the current fiscal year.

Total deposits were $6.21 billion at December 31, 2024, a $76.1 million increase from September 30, 2024. The increase was primarily in retail savings accounts due to the Bank's high-yield savings account offering, along with an increase in retail checking accounts, partially offset by a decrease in retail certificates of deposit. Management continued to focus on retaining and growing deposits through its high-yield savings account offering.

Total borrowings were $2.16 billion at December 31, 2024, a $15.8 million decrease from September 30, 2024. The decrease was due to principal payments made on the Bank's amortizing FHLB advances. Management estimates that the Bank had $2.91 billion in additional liquidity available at December 31, 2024 based on the Bank's blanket collateral agreement with FHLB and unencumbered securities.

Stockholders' equity totaled $1.03 billion at December 31, 2024, a decrease of $5.3 million from September 30, 2024. As of December 31, 2024, the Bank's capital ratios exceeded the well-capitalized requirements. The Bank's community bank leverage ratio ("CBLR") as of December 31, 2024 was 9.4%.

The Bank's asset quality remains strong, reflected in the continued low level of loan delinquency and charge-off ratios. At December 31, 2024, loans 30 to 89 days delinquent were 0.40% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.13% of total loans receivable, net. See "Asset Quality - Delinquent and nonaccrual loans and OREO" below for additional discussion. During the current year quarter, net recoveries were $7 thousand.

At December 31, 2024, the gap between the Bank's amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.58) billion, or (16.6)% of total assets, compared to $(1.51) billion, or (15.8)% of total assets, at September 30, 2024. As of December 31, 2024, the Bank exceeded internal policy thresholds for sensitivity to changes in interest rates. See additional discussion in "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk."

Securities Strategy to Improve Earnings
In October 2023, the Company initiated a securities strategy (the "securities strategy") by selling $1.30 billion of securities, representing 94% of its securities portfolio. Since the Company did not have the intent to hold the $1.30 billion of securities to maturity at September 30, 2023, the Company recognized an impairment loss on those securities of $192.6 million which was reflected in the Company's financial statements for the quarter and fiscal year ended September 30, 2023. The securities strategy allowed the Company to improve its earnings stream going forward, beginning in the quarter ended December 31, 2023, by redeploying most of the proceeds into then current market rate securities and to provide liquidity to deleverage the balance sheet utilizing the remaining proceeds. During the quarter ended December 31, 2023, the Company completed the sale of securities and recognized $13.3 million ($10.0 million net of tax), or $0.08 per share, of additional loss related to the sale of the securities. See additional information regarding the impact of the securities strategy on our financial measurements in "Average Balance Sheets" below. The $1.30 billion of securities sold had a weighted average yield of 1.22% and an average duration of 3.6 years. With the proceeds from the sale of the securities, the Company purchased $632.0 million of securities yielding 5.75%, paid down $500.0 million of borrowings with a weighted average cost of 4.70%, and held the remaining cash at the FRB of Kansas City earning interest at the reserve balance rate until such time as it could be used to fund commercial activity or for other Bank operations.

Strategic Banking Initiatives

Management continues to focus on strategically growing commercial banking through the alignment of technology, people, products and services. We believe we will be successful in this initiative as we are focusing on the financial needs of growing companies and small and middle-market businesses and pairing these companies with experienced relationship managers who offer a broad range of customized services, digital platforms and sophisticated cash management tools tailored to their businesses. Leveraging our new technology and organizational structure to quickly respond to customer needs in the sales pipeline is central to our growth strategy for commercial deposits. Commercial loan growth will continue to be driven by prospecting, maintaining and expanding current relationships. Strong credit quality remains a priority for the Bank as it grows commercial lending.

During the second quarter of fiscal year 2025, we intend to implement and begin utilizing commercial loan pricing and profitability software which is expected to provide consistent pricing and profitability based on the full customer banking relationship. The software is also expected to provide market insight regarding competitor pricing to assist loan officers when preparing a loan offering for a customer.

We continue to see small business banking as an opportunity for deposit and loan growth. In the second quarter of fiscal year 2025, we plan to launch new checking products and digital banking services for small businesses. Additionally, we have hired a team of bankers focused on the deposit and loan needs of small businesses in our area.

In retail banking, the Bank continues investing in digital banking as part of our strategy to attract and retain deposits, including a new deposit account onboarding platform implemented in November 2024 and digital banking enhancements for debit cardholders projected to be implemented in the fourth quarter of fiscal year 2025.

Financial Condition
The following table summarizes the Company's financial condition at the dates indicated.

			Annualized
	December 31,	September 30,	Percent
	2024	2024	Change
	(Dollars and shares in thousands)
Total assets	$9,538,167	$9,527,608	0.4%
AFS securities	861,501	856,266	2.4
Loans receivable, net	7,953,556	7,907,338	2.3
Deposits	6,206,117	6,129,982	5.0
Borrowings	2,163,775	2,179,564	(2.9)
Stockholders' equity	1,026,939	1,032,270	(2.1)
Equity to total assets at end of period	10.8%	10.8%
Average number of basic shares outstanding	129,973	129,918	0.2
Average number of diluted shares outstanding	129,973	129,918	0.2

Loans receivable, net increased $46.2 million during the current year quarter. The loan portfolio mix continued to shift from one- to four-family loans to commercial loans during the current year quarter, with $137.5 million in commercial loan growth, partially offset by a $90.8 million reduction in one- to four-family loans due primarily to decreases of $48.7 million and $34.1 million in one- to four-family correspondent loans and one- to four-family originated loans, respectively.

As a result of continued high interest rates and lack of housing inventory which has reduced housing market transactions, our single-family origination and refinance activity has slowed considerably, and there has been a reduction in one- to four-family loan balances through scheduled repayments and loan payoffs. Additionally, the Bank suspended its one- to four-family correspondent lending channels during fiscal year 2024 for the foreseeable future. Management expects the Bank's one- to four-family originated loan portfolio will decrease as the affordability of housing remains challenging and there is limited supply of homes for sale. Cash flows generated from the one- to four-family portfolio are currently being used to fund commercial loan growth.

Deposits increased $76.1 million during the current quarter, primarily in retail savings accounts due to the Bank's high-yield savings account offering and retail checking accounts, partially offset by a decrease in retail certificates of deposit. Management has continued to focus on retaining and growing deposits through its high-yield savings account, which had an annual percentage yield of 4.30% for balances over $10 thousand as of December 31, 2024. The high-yield savings account balance was $171.7 million as of December 31, 2024 compared to $96.2 million and $520 thousand as of September 30, 2024 and December 31, 2023, respectively.

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated.

	December 31, 2024		September 30, 2024		December 31, 2023
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,907,809	3.64%	$3,941,952	3.60%	$3,986,479	3.44%
Correspondent purchased	2,163,847	3.48	2,212,587	3.48	2,360,843	3.45
Bulk purchased	123,029	2.97	127,161	2.80	134,504	2.10
Construction	19,165	6.35	22,970	6.05	43,631	4.47
Total	6,213,850	3.58	6,304,670	3.55	6,525,457	3.42
Commercial:
Commercial real estate	1,353,482	5.48	1,191,624	5.43	1,019,431	5.27
Commercial and industrial	131,267	6.66	129,678	6.66	113,686	6.46
Construction	161,744	6.14	187,676	6.40	196,493	5.41
Total	1,646,493	5.64	1,508,978	5.65	1,329,610	5.39
Consumer loans:
Home equity	103,006	8.31	99,988	8.90	96,952	8.84
Other	9,680	5.77	9,615	5.72	9,670	5.32
Total	112,686	8.09	109,603	8.62	106,622	8.52
Total loans receivable	7,973,029	4.07	7,923,251	4.02	7,961,689	3.82

Less:
ACL	24,997		23,035		24,178
Deferred loan fees/discounts	30,973		30,336		30,653
Premiums/deferred costs	(36,497)		(37,458)		(40,652)
Total loans receivable, net	$7,953,556		$7,907,338		$7,947,510

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

	For the Three Months Ended
	December 31, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,923,251	4.02%	$7,984,381	3.76%
Originated and refinanced	265,731	6.76	101,402	7.00
Purchased and participations	69,790	7.21	3,497	5.91
Change in undisbursed loan funds	(36,990)		83,246
Repayments	(248,760)		(210,611)
Principal recoveries/ (charge-offs), net	7		(1)
Other	—		(225)
Ending balance	$7,973,029	4.07	$7,961,689	3.82

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

	For the Three Months Ended
	December 31, 2024			December 31, 2023
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate:
One- to four-family	$64,912	5.90%	19.4%	$37,167	6.89%	35.5%
One- to four-family construction	10,824	5.96	3.2	9,308	6.84	8.9
Commercial:
Real estate	28,494	7.03	8.5	747	7.76	0.7
Commercial and industrial	16,875	7.49	5.0	2,605	7.06	2.5
Construction	1,135	8.00	0.3	132	9.00	0.1
Home equity	1,744	8.42	0.5	2,630	9.01	2.5
Consumer other	400	7.48	0.1	1,084	6.83	1.0
Total fixed-rate	124,384	6.44	37.0	53,673	7.01	51.2

Adjustable-rate:
One- to four-family	2,928	6.38	0.9	18,486	6.65	17.6
One- to four-family construction	2,881	6.63	0.9	8,040	6.60	7.7
Commercial:
Real estate	119,055	6.79	35.5	9,350	5.00	8.9
Commercial and industrial	9,811	7.28	2.9	3,555	7.88	3.4
Construction	65,906	7.47	19.6	3,947	8.41	3.8
Home equity	8,979	8.67	2.7	7,179	9.39	6.8
Consumer other	1,577	6.07	0.5	669	4.65	0.6
Total adjustable-rate	211,137	7.09	63.0	51,226	6.92	48.8

Total originated, refinanced and purchased/participations	$335,521	6.85	100.0%	$104,899	6.96	100.0%

Purchased and participation loans included above:
Fixed-rate:
Correspondent purchased - one- to four-family	$—	—		$2,978	6.43
Participations and purchases - commercial	24,500	7.00		—	—
Total fixed-rate purchased/participations	24,500	7.00		2,978	6.43

Adjustable-rate:
Correspondent purchased - one- to four-family	—	—		519	2.93
Participations and purchases - commercial	45,290	7.32		—	—
Total adjustable-rate purchased/participations	45,290	7.32		519	2.93
Total purchased/participation loans	$69,790	7.21		$3,497	5.91

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average LTV ratio, and average balance per loan as of December 31, 2024. Credit scores were updated in September 2024 from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,907,809	62.9%	3.64%	771	58%	$169
Correspondent purchased	2,163,847	34.8	3.48	767	62	401
Bulk purchased	123,029	2.0	2.97	773	53	279
Construction	19,165	0.3	6.35	780	46	355
	$6,213,850	100.0%	3.58	770	60	214
The following table presents origination activity in our one- to four-family loan portfolio, excluding endorsement activity, along with the weighted average rate, weighted average LTV and weighted average credit score for the three months ended December 31, 2024.

			Credit
Amount	Rate	LTV	Score
(Dollars in thousands)
$81,545	5.95%	73%	766

The following table presents the amount and weighted average rate of one- to four-family loan origination and refinance commitments as of December 31, 2024.

Amount	Rate
(Dollars in thousands)
$42,023	6.47%

Commercial Loans - The table below presents commercial loan origination and purchase activity during the three months ended December 31, 2024.

	Originated		Participation		Total
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Commercial real estate	$120,745	6.79%	$26,804	7.04%	$147,549	6.84%
Commercial and industrial	26,686	7.41	—	—	26,686	7.41
Commercial construction	24,055	7.77	42,986	7.31	67,041	7.47
	$171,486	7.02	$69,790	7.21	$241,276	7.08

The following table presents commercial loan disbursements, excluding lines of credit, during the three months ended December 31, 2024.

	Amount	Rate
	(Dollars in thousands)
Commercial real estate	$147,268	6.61%
Commercial and industrial	10,200	7.33
Commercial construction	46,968	6.24
	$204,436	6.56

The following table presents the Bank's commercial real estate and commercial construction loans by type of primary collateral as of the dates indicated. As of December 31, 2024, the Bank had five commercial real estate and commercial construction loan commitments, totaling $53.7 million, at a weighted average rate of 7.32%. We anticipate fully funding the majority of the undisbursed amounts as most are not cancellable by the Bank. Of the total commercial real estate and commercial construction undisbursed amounts and commitments outstanding as of December 31, 2024, management anticipates funding approximately $87.5 million during the March 2025 quarter, $91.4 million during the June 2025 quarter, $73.8 million during the September 2025 quarter, and $94.3 million during the December 2025 quarter or later. At December 31, 2024, the unpaid principal balance of non-owner occupied commercial real estate loans was $1.02 billion and the unpaid principal balance of owner occupied commercial real estate loans was $166.1 million, which are included in the table below.

	December 31, 2024				September 30, 2024	December 31, 2023
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Hotel	23	$387,305	$45,342	$432,647	$323,396	$231,987
Multi-family	37	206,681	179,660	386,341	359,707	302,908
Senior housing	37	342,049	3,763	345,812	332,334	330,077
Retail building	134	273,496	62,639	336,135	316,261	349,028
Office building	78	127,738	672	128,410	127,961	129,348
One- to four-family property	315	59,480	4,399	63,879	63,416	65,583
Single use building	31	39,799	262	40,061	43,438	43,815
Warehouse/manufacturing	48	34,272	297	34,569	34,656	36,056
Other	66	44,406	1,319	45,725	62,013	52,193
	769	$1,515,226	$298,353	$1,813,579	$1,663,182	$1,540,995

Weighted average rate		5.55%	6.77%	5.75%	5.77%	5.44%

The following table summarizes the Bank's commercial real estate and commercial construction loans by state as of the dates indicated.

	December 31, 2024				September 30, 2024	December 31, 2023
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Kansas	566	$590,691	$118,471	$709,162	$713,437	$662,756
Texas	20	289,521	40,762	330,283	348,066	347,825
Missouri	132	259,886	45,949	305,835	313,146	326,593
California	3	80,569	882	81,451	15,040	—
Colorado	10	46,060	14,745	60,805	50,017	49,428
New York	1	60,000	—	60,000	60,000	—
Nebraska	8	32,262	27,144	59,406	32,422	37,799
Tennessee	3	37,840	2,942	40,782	35,973	39,569
Other	26	118,397	47,458	165,855	95,081	77,025
	769	$1,515,226	$298,353	$1,813,579	$1,663,182	$1,540,995

The following table presents the Bank's commercial real estate and commercial construction loans by unpaid principal balance, aggregated by type of primary collateral and state, along with weighted average LTV ratio and weighted average DSCR as of December 31, 2024. The LTV ratio is calculated using the gross loan amount (composed of unpaid principal and undisbursed amounts) as of December 31, 2024 and the most current collateral value available, which is most often the value at origination/purchase. For existing real estate, the "as is" value is used. If the property is to be constructed, the "as completed" value of the collateral is utilized. The DSCR is calculated based on historical borrower performance, or projected borrower performance for newly formed entities with no performance history. The DSCR presented in the table below is based on the DSCR at the time of origination unless an updated DSCR has been calculated at the time of subsequent loan renewals or reviews of borrower financials.

							Weighted	Weighted
	Kansas	Texas	Missouri	California	Other	Total	LTV	DSCR
	(Dollars in thousands)
Hotel	$42,272	$140,576	$9,596	$77,601	$117,260	$387,305	54.8%	1.58x
Senior housing	176,266	—	109,431	—	56,352	342,049	70.8	1.48
Retail building	86,884	69,651	49,011	—	67,950	273,496	63.0	1.91
Multi-family	122,647	17,926	45,481	—	20,627	206,681	64.3	1.24
Office building	58,079	60,467	8,844	—	348	127,738	52.0	2.69
Other	104,543	901	37,523	2,968	32,022	177,957	59.0	2.99
	$590,691	$289,521	$259,886	$80,569	$294,559	$1,515,226	61.4	1.83

Weighted LTV	64.3%	55.1%	66.6%	48.6%	61.0%	61.4%
Weighted DSCR	1.96x	1.51x	2.10x	2.08x	1.58x	1.83x

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by aggregate gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount and average loan amount, as of December 31, 2024. For loans and commitments over $50.0 million, $181.8 million related to hotels in California, New York, and Texas, $143.1 million related to multi-family properties located in Kansas, and $60.0 million related to an office building in Texas.

			Average	Weighted	Weighted
	Count	Amount	Amount	LTV	DSCR
	(Dollars in thousands)
Greater than $50 million	6	$384,910	$64,152	55.9%	1.49x
>$30 to $50 million	6	210,870	35,145	65.9	1.41
>$20 to $30 million	17	413,149	24,303	68.2	1.34
>$15 to $20 million	8	134,805	16,851	62.6	1.67
>$10 to $15 million	11	128,264	11,660	66.5	1.61
>$5 to $10 million	29	205,966	7,102	64.4	1.84
$1 to $5 million	113	262,671	2,325	60.1	2.13
Less than $1 million	584	126,693	217	53.9	3.80
	774	$1,867,328	$2,413	62.3	1.75

The following table summarizes the Bank's commercial and industrial loans by loan purpose as of the dates indicated. As of December 31, 2024, the Bank also had two commercial and industrial loan commitments totaling $981 thousand, at a weighted average rate of 7.95%.

	December 31, 2024				September 30, 2024	December 31, 2023
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Working capital	164	$47,978	$38,208	$86,186	$74,097	$75,461
Purchase/refinance business assets	57	41,562	504	42,066	37,950	39,418
Finance/lease vehicle	252	26,655	—	26,655	28,318	21,180
Purchase equipment	70	8,998	14,474	23,472	15,457	13,167
Other	21	6,074	2,069	8,143	7,735	8,000
	564	$131,267	$55,255	$186,522	$163,557	$157,226

		6.66%	7.23%	6.83%	6.89%	6.90%

Asset Quality

Delinquent and nonaccrual loans and OREO. The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at December 31, 2024, 81% were 59 days or less delinquent. The increase in 30-89 day delinquent commercial real estate loans as of December 31, 2024 was due primarily to a $15.5 million Community Reinvestment Act loan. The borrower is in the process of obtaining tax credit funding which will service the loan until the project is stabilized. The tax credit funding is anticipated to be received by the borrower during the quarter ended March 31, 2025.

	Loans Delinquent for 30 to 89 Days at:
	December 31,		September 30,
	2024		2024
	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	79	$9,768	69	$8,884
Correspondent purchased	11	2,988	12	3,049
Bulk purchased	1	32	2	68
Commercial:
Commercial real estate	7	18,373	11	2,996
Commercial and industrial	1	125	4	391
Consumer	35	679	35	642
	134	$31,965	133	$16,030

Loans 30 to 89 days delinquent
to total loans receivable, net		0.40%		0.20%

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

	Nonaccrual Loans and OREO at:
	December 31,		September 30,
	2024		2024
	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	26	$2,338	29	$2,274
Correspondent purchased	8	3,843	8	4,024
Bulk purchased	4	1,256	5	1,535
Commercial:
Commercial real estate	7	2,038	7	1,163
Commercial and industrial	3	309	2	82
Consumer	22	356	20	436
	70	10,140	71	9,514

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.13%		0.12%

Nonaccrual loans less than 90 Days Delinquent:(1)
Commercial:
Commercial real estate	6	$1,096	3	$326
Commercial and industrial	1	125	2	252
	7	1,221	5	578
Total nonaccrual loans	77	11,361	76	10,092

Nonaccrual loans as a percentage of total loans		0.14%		0.13%

OREO:
One- to four-family:
Originated(2)	—	$—	1	$55
	—	—	1	55
Total non-performing assets	77	$11,361	77	$10,147

Non-performing assets as a percentage of total assets		0.12%		0.11%

(1)Includes loans required to be reported as nonaccrual pursuant to internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing ten percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at December 31, 2024. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At December 31, 2024, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,449,689	55.5%	$8,593	67.2%	$2,265	30.5%	54%
Missouri	1,069,498	17.2	2,515	19.7	572	7.7	65
Other states	1,694,663	27.3	1,680	13.1	4,600	61.8	56
	$6,213,850	100.0%	$12,788	100.0%	$7,437	100.0%	56

Classified loans. The following table presents the amortized cost of loans classified as special mention or substandard at the dates presented. Included in the commercial real estate substandard loans at December 31, 2024 is a participation loan for $39.1 million related to a hotel in Texas. The property is taking longer than projected to stabilize and the borrower is not meeting the debt service coverage loan covenant required by the loan agreement. The LTV ratio on this loan was 47.5% as of December 31, 2024. As the hotel continues to increase occupancy and interest rates decrease on this adjustable-rate loan, it is expected that cash flows from the operation of the hotel will improve sufficiently to allow the debt service coverage to be sufficient to meet the DSCR covenant within the loan agreement without additional support. The loan was not delinquent as of December 31, 2024.

	December 31, 2024		September 30, 2024
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$12,481	$22,255	$17,528	$22,715
Commercial:
Commercial real estate	15,106	42,249	16,169	2,302
Commercial and industrial	1,795	435	413	335
Consumer	219	512	326	487
	$29,601	$65,451	$34,436	$25,839

Allowance for Credit Losses. The Bank utilizes a discounted cash flow approach for estimating expected credit losses for pooled loans and loan commitments. Management applied qualitative factors at December 31, 2024 to account for large dollar commercial loan concentrations and potential risk of loss in market value for newer one- to four-family loans. These qualitative factors were applied to account for credit risks not fully reflected in the discounted cash flow model. See "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and "Part 1, Item 1. Note 4. Loans Receivable and Allowance for Credit Losses" within this Quarterly Report on Form 10-Q for additional information related to the key assumptions used in the discounted cash flow model and the qualitative factors.

The distribution of our ACL and the ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below. The increase in the ratio of the ACL to total loans as of December 31, 2024 from September 30, 2024 was primarily the result of commercial loan growth during the quarter. The ratio of ACL to loans receivable has been generally consistent over the past two quarters and, given the economic outlook at December 31, 2024, management expects it to remain relatively consistent through the remainder of this fiscal year.

	Distribution of ACL		Ratio of ACL to Loans Receivable
	December 31,	September 30,	December 31,	September 30,
	2024	2024	2024	2024
	(Dollars in thousands)
One- to four-family:
Originated	$2,028	$1,650	0.05%	0.04%
Correspondent purchased	1,583	1,861	0.07	0.08
Bulk purchased	131	146	0.11	0.11
Construction	15	16	0.08	0.07
Total	3,757	3,673	0.06	0.06
Commercial:
Real estate	17,812	15,719	1.32	1.32
Commercial and industrial	1,209	1,186	0.92	0.91
Construction	1,978	2,249	1.22	1.20
Total	20,999	19,154	1.28	1.27
Consumer	241	208	0.21	0.19
Total	$24,997	$23,035	0.31	0.29
Historically, the Bank has maintained very low delinquency ratios and net charge-off ("NCO") rates. Over the past two years, the Bank's highest ratio of commercial loans 90 days or more delinquent to total commercial loans at a quarter end was 0.17%. The highest such ratio for one- to four-family originated and correspondent loans, combined, was 0.12%. The amount of total net recoveries during the current quarter was $7 thousand. During the 10-year period ended December 31, 2024, the Bank recognized $1.2 million of total NCOs. As of December 31, 2024, the ACL balance was $25.0 million and the reserve for off-balance sheet credit exposures totaled $4.7 million. Management believes that this level of ACL and reserve for off-balance sheet credit exposures is adequate for the risk characteristics in our loan portfolio as of December 31, 2024.

The Bank's commercial real estate ACL ratios in aggregate, continue to be higher than those of our peers. The following tables present the average and median commercial real estate ACL ratios for the Bank and two of the Bank's peer groups for the periods noted. The Office of the Comptroller of the Currency ("OCC") peer group consists of all savings banks greater than $1 billion in assets and the asset size peer group consists of all banks between $5 billion and $15 billion in asset size. The peer group information is sourced from the respective peers' Call Reports.

Average	December 2022	March 2023	June 2023	September 2023	December 2023	March 2024	June 2024	September 2024	December 2024
Bank	1.30%	1.28%	1.45%	1.57%	1.58%	1.60%	1.57%	1.32%	1.32%
OCC	0.92%	1.21%	1.22%	1.21%	1.14%	1.10%	1.11%	1.10%	N/A
Asset Size	1.19%	1.17%	1.19%	1.23%	1.16%	1.16%	1.16%	1.18%	N/A

Median	December 2022	March 2023	June 2023	September 2023	December 2023	March 2024	June 2024	September 2024	December 2024
Bank	1.30%	1.28%	1.45%	1.57%	1.58%	1.60%	1.57%	1.32%	1.32%
OCC	0.84%	1.00%	0.98%	1.06%	1.02%	0.98%	1.02%	0.99%	N/A
Asset Size	1.16%	1.13%	1.12%	1.12%	1.10%	1.14%	1.08%	1.09%	N/A

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

	At or For the Three Months Ended
	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Balance at beginning of period	$23,035	$23,759
ASU 2022-02 Adoption		20
Charge-offs	(17)	(7)
Recoveries	24	6
Net (charge-offs) recoveries	7	(1)
Provision for credit losses	1,955	400
Balance at end of period	$24,997	$24,178

Ratio of NCOs during the period
to average non-performing assets	(0.07)%	0.01%

ACL to nonaccrual loans at end of period	220.02	237.34

ACL to loans receivable, net at end of period	0.31	0.30

ACL at end of period to NCOs during the period (annualized)	N/M(1)	6,474x

(1)This ratio is not presented due to loan recoveries exceeding loan charge-offs during the period.

The ratio of NCOs to average non-performing assets was a negative percentage in the current year quarter compared to a positive percentage in the prior year quarter, due primarily to a net recovery in the current year quarter and a NCO in the prior year quarter. The ratio of ACL to nonaccrual loans was lower at the end of the current year quarter compared to the end of the prior year quarter due mainly to a higher balance of nonaccrual loans compared to the prior year quarter, partially offset by a higher ACL balance at December 31, 2024. The ratio of ACL to loans receivable, net was higher at the end of the current year quarter compared to the end of the prior year quarter due primarily to changes in the loan portfolio mix, specifically commercial loan growth. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	For the Three Months Ended
	December 31, 2024			December 31, 2023
	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$(3)	$3,905,333	—%	$(5)	$3,985,425	—%
Correspondent	—	2,212,300	—	—	2,413,900	—
Bulk purchased	—	126,095	—	—	136,609	—
Construction	—	20,094	—	—	40,114	—
Total	(3)	6,263,822	—	(5)	6,576,048	—
Commercial:
Real estate	(19)	1,304,100	—	—	1,015,756	—
Commercial and industrial	(1)	131,021	—	(1)	114,561	—
Construction	—	171,627	—	—	176,600	—
Total	(20)	1,606,748	—	(1)	1,306,917	—
Consumer:
Home equity	15	101,335	0.01	2	96,315	—
Other	1	9,326	0.01	5	9,643	0.05
Total	16	110,661	0.01	7	105,958	0.01
	$(7)	$7,981,231	—	$1	$7,988,923	—
While management utilizes its best judgment and information available, the adequacy of the ACL and reserve for off-balance sheet credit exposures is determined by certain factors outside of the Company's control, such as the performance of our loan portfolio, changes in the economic environment including economic uncertainty, changes in interest rates, and the view of regulatory authorities toward classification of assets and the level of ACL and reserve for off-balance sheet credit exposures. Additionally, the level of ACL and reserve for off-balance sheet credit exposures may fluctuate based on the balance and mix of the loan portfolio and off-balance sheet credit exposures. If actual results differ significantly from our assumptions, our ACL and reserve for off-balance sheet credit exposures may not be sufficient to cover inherent losses in our loan portfolio, resulting in additions to our ACL and an increase in the provision for credit losses.

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. The majority of our securities are government guaranteed or issued by GSEs. Overall, fixed-rate securities comprised 95% of our securities portfolio at December 31, 2024. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully tax-equivalent basis.

	December 31, 2024			September 30, 2024
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
MBS	$774,655	5.64%	4.9	$756,775	5.63%	5.7
GSE debentures	71,915	5.37	2.6	69,077	5.63	0.4
Corporate bonds	4,000	5.12	7.4	4,000	5.12	7.6
	$850,570	5.62%	4.8	$829,852	5.63%	5.2

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

	For the Three Months Ended
	December 31, 2024			December 31, 2023
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$856,266	5.63%	5.2	$1,384,482	1.35%	3.8
Maturities and repayments	(51,574)			(49,604)
Proceeds from sale	—			(1,272,512)
Net amortization of (premiums)/discounts	876			2,771
Purchases	71,416	4.89	6.7	668,310	5.72	3.8
Net loss from securities sales	—			(13,345)
Change in valuation on AFS securities	(15,483)			20,360
Ending balance - carrying value	$861,501	5.62	4.8	$740,462	5.67	3.9

Liabilities. Total liabilities were $8.51 billion at December 31, 2024, compared to $8.50 billion at September 30, 2024. The increase was due primarily to a $76.1 million increase in deposits, partially offset by a $35.7 million decrease in advances by borrowers due to the payment of property taxes during the current quarter, and a $15.8 million decrease in borrowings due to principal payments made on the Bank's amortizing advances.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. The increase in the deposit portfolio balance at December 31, 2024 compared to September 30, 2024 was primarily in the Bank's high-yield savings account offering and retail checking accounts, partially offset by a decrease in retail certificates of deposit. The decrease in the deposit portfolio rate at December 31, 2024 compared to September 30, 2024 was due mainly to lower rates on retail certificates of deposit and retail money market accounts.

	December 31, 2024			September 30, 2024			December 31, 2023
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$556,515	—%	9.0%	$549,596	—%	9.0%	$555,382	—%	9.2%
Interest-bearing checking	888,287	0.22	14.3	847,542	0.23	13.8	895,665	0.17	14.9
Savings	611,063	1.21	9.9	540,572	0.82	8.8	471,372	0.12	7.8
Money market	1,235,788	1.19	19.9	1,226,962	1.46	20.0	1,360,349	1.96	22.6
Certificates of deposit	2,914,464	4.15	46.9	2,965,310	4.25	48.4	2,738,827	3.79	45.5
	$6,206,117	2.34	100.0%	$6,129,982	2.45	100.0%	$6,021,595	2.20	100.0%

The following table presents the amount, weighted average rate, and percent of total for the components of our deposit portfolio, split between retail non-maturity deposits, commercial non-maturity deposits, and certificates of deposit at the dates presented.

	December 31, 2024			September 30, 2024			December 31, 2023
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Retail non-maturity deposits:
Non-interest-bearing checking	$434,432	—%	7.0%	$418,790	—%	6.8%	$428,368	—%	7.1%
Interest-bearing checking	819,644	0.09	13.2	799,407	0.10	13.0	841,350	0.08	14.0
Savings	607,803	1.22	9.8	537,506	0.83	8.8	468,003	0.12	7.8
Money market	1,145,615	1.09	18.5	1,149,212	1.37	18.7	1,296,977	1.92	21.5
Total	3,007,494	0.69	48.5	2,904,915	0.73	47.4	3,034,698	0.86	50.4
Commercial non-maturity deposits:
Non-interest-bearing checking	122,083	—	2.0	130,806	—	2.1	127,014	—	2.1
Interest-bearing checking	68,643	1.75	1.1	48,135	2.40	0.8	54,316	1.63	0.9
Savings	3,260	0.05	0.1	3,066	0.05	0.1	3,370	0.05	0.1
Money market	90,173	2.50	1.5	77,750	2.72	1.3	63,370	2.70	1.1
Total	284,159	1.22	4.6	259,757	1.26	4.2	248,070	1.05	4.1
Certificates of deposit:
Retail certificates of deposit	2,799,418	4.14	45.1	2,830,579	4.23	46.2	2,569,391	3.75	42.7
Commercial certificates of deposit	56,564	4.27	0.9	58,236	4.40	1.0	49,152	3.80	0.8
Public unit certificates of deposit	58,482	4.48	0.9	76,495	4.62	1.2	120,284	4.54	2.0
Total	2,914,464	4.15	47.0	2,965,310	4.25	48.4	2,738,827	3.79	45.5

	$6,206,117	2.34	100.0%	$6,129,982	2.45	100.0%	$6,021,595	2.20	100.0%

The following table presents the amount, weighted average rate, and percent of total for total retail deposits, commercial deposits, and public unit certificates of deposit for the periods noted.

	December 31, 2024			September 30, 2024			December 31, 2023
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Total retail deposits	$5,806,912	2.35%	93.6%	$5,735,494	2.46%	93.6%	$5,604,089	2.19%	93.1%
Total commercial deposits	340,723	1.72	5.5	317,993	1.84	5.2	297,222	1.50	4.9
Public unit certificates of deposit	58,482	4.48	0.9	76,495	4.62	1.2	120,284	4.54	2.0
	$6,206,117	2.34	100.0%	$6,129,982	2.45	100.0%	$6,021,595	2.20	100.0%

As of December 31, 2024, approximately $757.8 million (or approximately 12%) of the Bank's Call Report deposit balance was uninsured, of which approximately $461.5 million related to commercial and retail deposit accounts and with the remainder mainly comprised of fully collateralized public unit deposits and intercompany accounts. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

Borrowings. Total borrowings at December 31, 2024 were $2.16 billion, which was comprised of $1.96 billion in fixed-rate FHLB advances, $200.0 million in FHLB variable-rate advances tied to interest rate swaps, and $1.1 million in finance leases.
The following table presents the maturity of term borrowings, which consist of FHLB advances, along with associated weighted average contractual and effective rates as of December 31, 2024. Amortizing FHLB advances are presented based on their maturity dates versus their quarterly scheduled repayment dates.

Maturity by		Contractual	Effective
Fiscal Year	Amount	Rate	Rate(1)
	(Dollars in thousands)
2025	$450,000	3.07%	2.76%
2026	575,000	2.81	2.95
2027	525,000	3.25	3.35
2028	355,738	4.59	4.16
2029	158,750	4.45	4.45
2030	100,000	4.20	4.20
	$2,164,488	3.45	3.37

(1)The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents borrowing activity for the periods shown. The borrowings presented in the table have original contractual terms of one year or longer or are tied to interest rate swaps with original contractual terms of one year or longer. Line of credit borrowings and finance leases are excluded from the table. The effective rate is shown as a weighted average and includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. During the prior year quarter, Federal Reserve's Bank Term Funding Program ("BTFP") borrowings were paid off with the proceeds received from the securities strategy.

	For the Three Months Ended
	December 31, 2024			December 31, 2023
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,180,656	3.29%	1.6	$2,882,828	3.34%	1.8
Maturities and repayments	(216,168)	3.42		(157,418)	3.46
New FHLB borrowings	200,000	4.27	3.7	150,000	4.66	3.7
BTFP, net	—	—	—	(500,000)	4.70	—
Ending balance	$2,164,488	3.37	1.6	$2,375,410	3.13	2.0

Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and non-amortizing FHLB advances for the next four quarters as of December 31, 2024.

	March 31,	June 30,	September 30,	December 31,
	2025	2025	2025	2025	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$631,527	$675,472	$373,511	$447,877	$2,128,387
Repricing Rate	4.54%	4.60%	4.27%	3.95%	4.39%
Public Unit Certificates:
Amount	$17,856	$8,341	$9,961	$9,735	$45,893
Repricing Rate	4.90%	4.51%	4.46%	3.92%	4.53%
Term Borrowings:
Amount	$150,000	$200,000	$100,000	$200,000	$650,000
Repricing Rate	1.93%	3.27%	2.97%	2.89%	2.80%
Total
Amount	$799,383	$883,813	$483,472	$657,612	$2,824,280
Repricing Rate	4.06%	4.30%	4.01%	3.63%	4.03%

The following table sets forth the WAM information for our certificates of deposit, in years, as of December 31, 2024.

Retail certificates of deposit	0.8
Commercial certificates of deposit	0.6
Public unit certificates of deposit	0.6
Total certificates of deposit	0.8

Stockholders' Equity. Stockholders' equity totaled $1.03 billion at December 31, 2024 a decrease of $5.3 million from September 30, 2024 due primarily to a decrease in AOCI, net of tax, partially offset by a decrease in accumulated deficit. The decrease in AOCI, net of tax, was due to a decrease in unrealized gains on AFS securities as a result of an increase in market interest rates during the current quarter.

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank in accordance with regulatory standards. As of December 31, 2024, the Bank's capital ratios exceeded the well-capitalized requirements and the Bank exceeded internal policy thresholds for sensitivity to changes in interest rates. See "Liquidity and Capital Resources" below for additional information regarding the Bank's regulatory capital requirements. As of December 31, 2024, the Bank's CBLR was 9.4%.
The Company currently has $75.0 million authorized for repurchase under an existing stock repurchase plan. The FRB's current approval for the Company to repurchase shares up to the $75.0 million authorization expires in February 2025. The Company has notified the FRB of its intent to extend the stock repurchase plan another year, through February 2026. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors. There were no share repurchases during the current quarter.
During the quarter ended December 31, 2024, the Company paid regular quarterly cash dividends totaling $11.1 million, or $0.085 per share. On January 28, 2025 the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.1 million, payable on February 21, 2025 to stockholders of record as of the close of business on February 7, 2025.
At December 31, 2024, Capitol Federal Financial, Inc., at the holding company level, had $39.1 million in cash on deposit at the Bank. Given the amount of cash at the holding company level, and in an effort to limit the tax associated with the pre-1988 bad debt recapture, it is currently the intention of management and the Board of Directors to not distribute earnings from the Bank to the Company during fiscal year 2025. See additional information regarding the pre-1988 bad debt recapture in "Comparison of Operating Results for the Three Months Ended December 31, 2024 and September 30, 2024 - Income Tax Expense" below. It is currently anticipated that the Bank will have sufficient taxable income during fiscal year 2025 to replenish tax accumulated earnings and profits to a positive level, allowing the Bank to make earnings distributions to the Company during fiscal year 2026 and not be taxed on those distributions.
For fiscal year 2025, it is the intention of the Company's Board of Directors to pay out the regular quarterly cash dividend of $0.085 per share, totaling $0.34 per share for the year. To the extent that earnings in fiscal year 2025 exceed $0.34 per share, the Board of Directors may consider the payment of additional dividends. Dividend payments depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, the Bank's taxable current earnings and accumulated earnings and profits, and the amount of cash at the holding company level.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2025, 2024, and 2023. The amounts represent cash dividends paid during each period. For the quarter ended March 31, 2025, the amount presented represents the dividend payable on February 21, 2025 to stockholders of record as of the close of business on February 7, 2025.

	Calendar Year
	2025		2024		2023
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,062	$0.085	$11,127	$0.085	$11,319	$0.085
Quarter ended June 30	—	—	11,044	0.085	11,321	0.085
Quarter ended September 30	—	—	11,043	0.085	11,323	0.085
Quarter ended December 31	—	—	11,061	0.085	11,308	0.085
Calendar year-to-date dividends paid	$11,062	$0.085	$44,275	$0.340	$45,271	$0.340

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2024	2024	2024	2024	2023
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$81,394	$79,841	$76,803	$76,122	$75,941
MBS	11,024	10,412	9,585	7,794	5,859
FHLB stock	2,352	2,418	2,477	2,528	2,586
Cash and cash equivalents	1,871	2,562	3,875	4,513	4,778
Investment securities	981	1,634	2,255	2,332	2,528
Total interest and dividend income	97,622	96,867	94,995	93,289	91,692

Interest expense:
Borrowings	18,047	18,585	18,438	18,554	19,656
Deposits	37,345	37,458	36,233	33,415	32,443
Total interest expense	55,392	56,043	54,671	51,969	52,099

Net interest income	42,230	40,824	40,324	41,320	39,593

Provision for credit losses	677	(637)	1,472	301	123

Net interest income
(after provision for credit losses)	41,553	41,461	38,852	41,019	39,470

Non-interest income	4,693	4,786	4,709	4,643	(8,894)
Non-interest expense	27,148	27,040	27,950	28,445	28,508
Income tax (benefit) expense	3,667	7,150	5,963	3,455	(475)
Net income	$15,431	$12,057	$9,648	$13,762	$2,543

Efficiency ratio	57.86%	59.29%	62.07%	61.89%	92.86%
Operating expense ratio (annualized)	1.14%	1.13%	1.17%	1.19%	1.18%

Basic EPS	$0.12	$0.09	$0.07	$0.11	$0.02
Diluted EPS	0.12	0.09	0.07	0.11	0.02

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

	For the Three Months Ended
	December 31, 2024			September 30, 2024			December 31, 2023
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,925,427	$36,375	3.71%	$3,956,014	$36,188	3.66%	$4,025,539	$35,060	3.48%
Correspondent purchased	2,212,300	18,089	3.27	2,262,838	18,705	3.31	2,413,900	19,660	3.26
Bulk purchased	126,095	895	2.84	128,520	839	2.61	136,609	694	2.03
Total one- to four-family loans	6,263,822	55,359	3.54	6,347,372	55,732	3.51	6,576,048	55,414	3.37
Commercial loans	1,606,748	23,756	5.79	1,483,197	21,756	5.74	1,306,917	18,267	5.47
Consumer loans	110,661	2,279	8.19	109,404	2,353	8.56	105,958	2,260	8.46
Total loans receivable(1)	7,981,231	81,394	4.05	7,939,973	79,841	4.00	7,988,923	75,941	3.78
MBS(2)	781,252	11,024	5.64	736,695	10,412	5.65	526,733	5,859	4.45
Investment securities(2)(3)	72,561	981	5.41	115,856	1,634	5.64	266,873	2,528	3.79
FHLB stock	99,151	2,352	9.41	101,942	2,418	9.44	108,648	2,586	9.44
Cash and cash equivalents	154,752	1,871	4.73	187,484	2,562	5.35	346,220	4,778	5.40
Total interest-earning assets	9,088,947	97,622	4.27	9,081,950	96,867	4.24	9,237,397	91,692	3.95
Other non-interest-earning assets	463,322			458,253			466,084
Total assets	$9,552,269			$9,540,203			$9,703,481

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$865,738	531	0.24	$853,921	590	0.27	$886,530	445	0.20
Savings	567,533	1,422	0.99	531,579	972	0.73	472,819	138	0.12
Money market	1,245,714	4,212	1.34	1,243,150	4,630	1.48	1,364,565	6,737	1.96
Retail certificates	2,812,034	29,755	4.20	2,789,666	29,601	4.22	2,555,375	23,199	3.60
Commercial certificates	57,859	636	4.36	59,020	651	4.39	49,558	463	3.70
Wholesale certificates	69,487	789	4.50	87,259	1,014	4.62	130,857	1,461	4.43
Total deposits	5,618,365	37,345	2.64	5,564,595	37,458	2.68	5,459,704	32,443	2.36
Borrowings	2,171,476	18,047	3.30	2,227,278	18,585	3.31	2,467,410	19,656	3.15
Total interest-bearing liabilities	7,789,841	55,392	2.82	7,791,873	56,043	2.86	7,927,114	52,099	2.61
Non-interest-bearing deposits	544,548			534,912			537,144
Other non-interest-bearing liabilities	186,227			184,320			202,743
Stockholders' equity	1,031,653			1,029,098			1,036,480
Total liabilities and stockholders' equity	$9,552,269			$9,540,203			$9,703,481

Net interest income(4)		$42,230			$40,824			$39,593
Net interest-earning assets	$1,299,106			$1,290,077			$1,310,283
Net interest margin(5)			1.86			1.80			1.71
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.17x			1.17x

Selected performance ratios:
Return on average assets (annualized)(6)(10)			0.65%			0.51%			0.10%
Return on average equity (annualized)(7)(10)			5.98			4.69			0.98
Average equity to average assets			10.80			10.79			10.68
Operating expense ratio(8)			1.14			1.13			1.18
Efficiency ratio(9)(10)			57.86			59.29			92.86

(1)Balances are adjusted for unearned loan fees and deferred costs.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS securities are adjusted for unamortized purchase premiums or discounts.
(3)There were no nontaxable securities in the average balance securities for the quarters ended December 31, 2024 or September 30, 2024. The average balance of investment securities includes an average balance of nontaxable securities of $201 thousand for the quarter ended December 31, 2023.
(4)Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.
(5)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets. Management believes the net interest margin is important to investors as it is a profitability measure for financial institutions.
(6)Return on average assets represents annualized net income as a percentage of total average assets. Management believes that the return on average assets is important to investors as it shows the Company's profitability in relation to the Company's average assets.
(7)Return on average equity represents annualized net income as a percentage of total average equity. Management believes that the return on average equity is important to investors as it shows the Company's profitability in relation to the Company's average equity.
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
(10)The table below provides a reconciliation between performance measures presented in accordance with GAAP and the same performance measures absent the impact of the net loss on the securities transactions associated with the securities strategy, which are not presented in accordance with GAAP. The securities strategy was non-recurring in nature; therefore, management believes it is meaningful to investors to present certain financial measures without the securities strategy to better evaluate the Company's core operations. See information regarding the securities strategy in the "Executive Summary" discussion above.

	For the Three Months Ended
	December 31, 2023
			Without
			Securities
	Actual	Securities	Strategy
	(GAAP)	Strategy	(Non-GAAP)
Return on average assets	0.10%	(0.42%)	0.52%
Return on average equity	0.98	(3.89)	4.87
Efficiency Ratio	92.86	28.13	64.73
EPS(11)	$0.02	$(0.08)	$0.10
(11)EPS is calculated as net income divided by average shares outstanding. Management believes EPS is an important measure to investors as it shows the Company's earnings in relation to the Company's outstanding shares.

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

	For the Three Months Ended
	December 31, 2024 vs. September 30, 2024			December 31, 2024 vs. December 31, 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,112	$441	$1,553	$1,693	$3,760	$5,453
MBS	629	(17)	612	3,320	1,845	5,165
Investment securities	(588)	(65)	(653)	(2,337)	790	(1,547)
FHLB stock	(66)	—	(66)	(225)	(9)	(234)
Cash and cash equivalents	(416)	(275)	(691)	(2,375)	(532)	(2,907)
Total interest-earning assets	671	84	755	76	5,854	5,930

Interest-bearing liabilities:
Checking	69	381	450	(11)	97	86
Savings	8	(67)	(59)	33	1,251	1,284
Money market	10	(428)	(418)	(547)	(1,978)	(2,525)
Certificates of deposit	37	(123)	(86)	1,964	4,093	6,057
Borrowings	(456)	(82)	(538)	(2,768)	1,159	(1,609)
Total interest-bearing liabilities	(332)	(319)	(651)	(1,329)	4,622	3,293

Net change in net interest income	$1,003	$403	$1,406	$1,405	$1,232	$2,637

Comparison of Operating Results for the Three Months Ended December 31, 2024 and September 30, 2024

For the quarter ended December 31, 2024, the Company recognized net income of $15.4 million, or $0.12 per share, compared to net income of $12.1 million, or $0.09 per share, for the quarter ended September 30, 2024. The higher net income in the current quarter was due primarily to lower income tax expense compared to the prior quarter due mainly to income tax expense associated with the pre-1988 bad debt recapture during the prior quarter. There was no similar tax expense in the current quarter. See additional discussion regarding the pre-1988 bad debt recapture in the "Income Tax Expense" section below. The net interest margin increased six basis points, from 1.80% for the prior quarter to 1.86% for the current quarter due mainly to growth in the higher yielding commercial loan portfolio.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2024	2024	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$81,394	$79,841	$1,553	1.9%
MBS	11,024	10,412	612	5.9
FHLB stock	2,352	2,418	(66)	(2.7)
Cash and cash equivalents	1,871	2,562	(691)	(27.0)
Investment securities	981	1,634	(653)	(40.0)
Total interest and dividend income	$97,622	$96,867	$755	0.8

The increase in interest income on loans receivable was due mainly to an increase in the average balance of the commercial loan portfolio, along with an increase in the weighted average yield on the overall loan portfolio. See additional discussion regarding the composition of the loan portfolio in the "Executive Summary" section above. The increase in interest income on MBS was due to an increase in average balance primarily as a result of purchases made early in the current quarter using excess cash. The decrease in interest income on cash and cash equivalents was due mainly to a decrease in the average balance as excess operating cash was used to fund MBS purchases and commercial loan activities and to pay semi-annual escrow payments for customers during the current quarter. The decrease in interest income on investment securities was due primarily to a decrease in the average balance as a result of certain called securities not being replaced in their entirety.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2024	2024	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$37,345	$37,458	$(113)	(0.3)%
Borrowings	18,047	18,585	(538)	(2.9)
Total interest expense	$55,392	$56,043	$(651)	(1.2)

The decrease in interest expense on deposits was due to a decrease in the weighted average rate on money market accounts, retail certificates of deposit and checking accounts, which was almost entirely offset by an increase in the weighted average rate on savings accounts due to growth in the Bank's high-yield savings account. The decrease in borrowings expense was due primarily to the maturity of a $50.0 million advance late in the prior quarter that was not renewed, as well as to a reduction in borrowings outstanding during the current quarter as a result of principal payments made on the Bank's amortizing advances.

Provision for Credit Losses
For the quarter ended December 31, 2024, the Bank recorded a provision for credit losses of $677 thousand, compared to a provision release of $637 thousand for the prior quarter. The provision in the current quarter was comprised of a $2.0 million increase in the ACL for loans, partially offset by a $1.3 million decrease in the reserve for off-balance sheet credit exposures. The increase in ACL was due mainly to commercial loan growth during the current quarter. The decrease in the reserve for off-balance sheet credit exposures was due primarily to a decrease in the balance of commercial off-balance sheet credit exposures between quarters due mainly to the funding of commercial commitments during the current quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2024	2024	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,707	$2,830	$(123)	(4.3)%
Insurance commissions	776	754	22	2.9
Other non-interest income	1,210	1,202	8	0.7
Total non-interest income	$4,693	$4,786	$(93)	(1.9)

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2024	2024	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$14,232	$13,086	$1,146	8.8%
Information technology and related expense	4,550	4,637	(87)	(1.9)
Occupancy, net	3,333	3,442	(109)	(3.2)
Regulatory and outside services	1,113	1,398	(285)	(20.4)
Federal insurance premium	1,038	1,113	(75)	(6.7)
Advertising and promotional	822	1,054	(232)	(22.0)
Deposit and loan transaction costs	591	584	7	1.2
Office supplies and related expense	399	506	(107)	(21.1)
Other non-interest expense	1,070	1,220	(150)	(12.3)
Total non-interest expense	$27,148	$27,040	$108	0.4

The increase in salaries and employee benefits was due primarily to the accrual of incentive compensation during the current quarter related to the Bank's short-term performance plan. The prior quarter included a reduction in incentive compensation due to the Company's financial results for fiscal year 2024 being lower than projected. The decrease in regulatory and outside services was due primarily to the timing of audit and other outside services. More services were provided during the prior quarter compared to the current quarter. The decrease in advertising and promotional expense was due mainly to the timing of campaigns and sponsorships compared to the prior quarter. Overall, management is expecting a 4.0% increase in non-interest expenses for fiscal year 2025 compared to fiscal year 2024.

The Company's efficiency ratio was 57.86% for the current quarter compared to 59.29% for the prior quarter. The improvement in the efficiency ratio was due to higher net interest income during the current quarter. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value generally indicates that it is costing the financial institution less money to generate revenue.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and the effective tax rate.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2024	2024	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$19,098	$19,207	$(109)	(0.6)%
Income tax expense	3,667	7,150	(3,483)	(48.7)
Net income	$15,431	$12,057	$3,374	28.0

Effective Tax Rate	19.2%	37.2%

Income tax expense was higher in the prior quarter due primarily to recording $2.0 million of federal income tax expense associated with the Bank's pre-1988 bad debt recapture during the quarter, along with higher state income tax expense mainly related to the tax treatment of the bad debt recapture. The income tax expense associated with the pre-1988 bad debt recapture negatively impacted earnings by $0.02 per share in the prior quarter.

The income tax on the earnings distribution from the Bank to the Company during the prior quarter was due to the recapture of a portion of the Bank's bad debt reserves which were established prior to September 30, 1988, and are included in the Bank's retained earnings ("pre-1988 bad debt reserves"). A taxable net loss was reported on the Company's September 30, 2024 federal tax return due to net losses associated with the securities strategy (defined in the "Executive Summary - Securities Strategy to Improve Earnings" section above), which resulted in the Bank and Company having a negative current and accumulated earnings and profit tax position. This required the Bank to draw upon the pre-1988 bad debt reserves for distributions from the Bank to the Company and to pay taxes on the reduction to the pre-1988 bad debt reserves at the current corporate tax rate as of time of such distribution ("pre-1988 bad debt recapture"). It is the intention of management and the Board of Directors to not make distributions from the Bank to the Company during fiscal year 2025 to limit the tax associated with the pre-1988 bad debt recapture. It is currently anticipated that the Bank will have sufficient taxable income during fiscal year 2025 to replenish the Bank's tax accumulated earnings and profits to a positive level allowing the Bank to make earnings distributions to the Company beginning in fiscal year 2026 and not have those distributions subject to the pre-1988 bad debt recapture tax.

Comparison of Operating Results for the Three Months Ended December 31, 2024 and 2023

The Company recognized net income of $15.4 million, or $0.12 per share, for the current quarter, compared to net income of $2.5 million, or $0.02 per share, for the prior year quarter. The lower net income in the prior year quarter was primarily a result of the impairment loss on the securities associated with the securities strategy. See additional discussion regarding the securities strategy in the "Executive Summary - Securities Strategy to Improve Earnings" section above. The securities associated with the securities strategy were sold in the prior year quarter, and in that quarter the Company incurred $13.3 million ($10.0 million net of tax) of net losses related to the sale of those securities. Excluding the effects of the net loss associated with the securities strategy, EPS would have been $0.10 for the prior year quarter. The increase in EPS excluding the effects of the net loss associated with the securities strategy was due primarily to higher net interest income in the current quarter.

The net interest margin increased 15 basis points, from 1.71% for the prior year quarter to 1.86% for the current quarter. The increase was due mainly to higher yields on loans and securities, which outpaced the increase in the cost of deposits, largely in retail certificates of deposit, along with the continued shift of loan balances from the one- to four-family loan portfolio to the higher yielding commercial loan portfolio.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$81,394	$75,941	$5,453	7.2%
MBS	11,024	5,859	5,165	88.2
FHLB stock	2,352	2,586	(234)	(9.0)
Cash and cash equivalents	1,871	4,778	(2,907)	(60.8)
Investment securities	981	2,528	(1,547)	(61.2)
Total interest and dividend income	$97,622	$91,692	$5,930	6.5

The increase in interest income on loans receivable was due largely to an increase in the weighted average yield, along with an increase in the average balance of the portfolio primarily as a result of growth in the commercial loan portfolio as the loan portfolio mix continued to shift from one- to four-family loans to commercial loans. The increase in the weighted average yield was due primarily to originations at higher market rates between periods, as well as disbursements on commercial real estate and commercial construction loans at rates higher than the overall portfolio rate. The increase in interest income on MBS securities was due mainly to an increase in the average balance of the portfolio, along with an increase in the weighted average yield compared to the prior year quarter. The increase in the average balance was due mainly to securities purchases between periods. The higher weighted average yield was due mainly to the securities strategy, as the proceeds from the sale of securities during the prior year quarter were reinvested into higher yielding securities, and due to additional securities purchases between periods at higher yields than the prior year quarter. Interest income on cash and cash equivalents decreased due largely to a decrease in the average balance of cash and cash equivalents, as a result of cash balances being drawn down during the prior fiscal year to fund loans and other operational needs. The decrease in interest income on investment securities was due primarily to a decrease in average balance, partially offset by an increase in the weighted average yield, both due to the securities strategy. Additionally, the investment securities purchased with the proceeds from the securities strategy were invested into shorter term securities which were largely called or matured during fiscal year 2024.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$37,345	$32,443	$4,902	15.1%
Borrowings	18,047	19,656	(1,609)	(8.2)
Total interest expense	$55,392	$52,099	$3,293	6.3

The increase in interest expense on deposits was due primarily to an increase in the weighted average rate paid on deposits, specifically retail certificates of deposit and savings accounts, partially offset by a decrease in the weighted average rate paid on money market accounts. To a lesser extent, an increase in the average balance of retail certificates of deposit also increased interest expense on deposits.

The decrease in interest expense on borrowings was due to a decrease in the average balance, which was partially offset by higher interest rates on the borrowings that were replaced during fiscal year 2024. The decrease in the average balance of borrowings was due to a decrease in borrowings under the BTFP, which were repaid during the prior year quarter using some of the proceeds resulting from the securities strategy, along with some FHLB borrowings that matured between periods and were not replaced.

Provision for Credit Losses
The Company recorded a provision for credit losses of $677 thousand during the current quarter, compared to a provision for credit losses of $123 thousand for the prior year quarter. See "Comparison of Operating Results for the Three Months Ended December 31, 2024 and September 30, 2024" above for additional information regarding the provision for credit losses during the current quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,707	$2,575	$132	5.1%
Insurance commissions	776	863	(87)	(10.1)
Net loss from securities transactions	—	(13,345)	13,345	100.0
Other non-interest income	1,210	1,013	197	19.4
Total non-interest income	$4,693	$(8,894)	$13,587	152.8

The net loss from securities transactions in the prior year quarter related to the securities strategy. The increase in other non-interest income was due mainly to a net loss on financial derivatives related to a lending relationship in the prior year quarter, largely driven by changes in market interest rates. The financial derivatives related to the lending relationship matured during the fourth quarter of fiscal year 2024 so there was no such activity in the current quarter.
Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$14,232	$12,992	$1,240	9.5%
Information technology and related expense	4,550	5,369	(819)	(15.3)
Occupancy, net	3,333	3,372	(39)	(1.2)
Regulatory and outside services	1,113	1,643	(530)	(32.3)
Federal insurance premium	1,038	1,860	(822)	(44.2)
Advertising and promotional	822	988	(166)	(16.8)
Deposit and loan transaction costs	591	542	49	9.0
Office supplies and related expense	399	361	38	10.5
Other non-interest expense	1,070	1,381	(311)	(22.5)
Total non-interest expense	$27,148	$28,508	$(1,360)	(4.8)

The increase in salaries and employee benefits was mainly attributable to salary adjustments between periods to remain market competitive. The decrease in information technology and related expense was due mainly to lower third-party project management expenses due to the Bank's new core system and ancillary systems ("digital transformation") project during the prior year quarter, along with lower software licensing expenses. The decrease in regulatory and outside services was due to the prior year quarter including expenses related to the digital transformation project, along with a reduction in rates and usage related to certain outside services during the current year quarter. The decrease in the federal insurance premium was due primarily to a decrease in the Federal Deposit Insurance Corporation ("FDIC") assessment rate as a result of the way the assessment rate was adjusted in fiscal year 2024 for the occurrence of the Bank's net loss during the quarter ended September 30, 2023. The decrease in advertising and promotional expense was due mainly to the timing of campaigns and sponsorships compared to the prior year quarter. The decrease in other non-

interest expense was due mainly to the maturity of an interest rate swap agreement during the current quarter which reduced the expense associated with the collateral held in relation to the interest rate swap and due to decreases in other miscellaneous expenses.

The Company's efficiency ratio was 57.86% for the current quarter compared to 92.86% for the prior year quarter. Excluding the net losses from the securities strategy, the efficiency ratio would have been 64.73% for the prior year quarter. The improvement in the efficiency ratio, excluding the net losses from the securities strategy, was due primarily to higher net interest income and lower non-interest expense in the current quarter compared to the prior year quarter.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense (benefit)	$19,098	$2,068	$17,030	823.5%
Income tax expense (benefit)	3,667	(475)	4,142	872.0
Net income	$15,431	$2,543	$12,888	506.8

Effective Tax Rate	19.2%	(23.0%)

In the prior year quarter, absent the income tax benefit associated with the net loss on the securities strategy, the effective tax rate would have been 18.0% and income tax expense would have been $2.8 million. Income tax expense was higher in the current quarter compared to the prior year quarter, excluding the income tax benefit associated with the net losses on the securities strategy, due to higher pretax income in the current quarter, along with a slightly higher effective tax rate in the current quarter.

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at the FHLB, in addition to the FRB of Kansas City's discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's FHLB borrowing limit was 45% of Bank Call Report total assets as of December 31, 2024, as approved by FHLB senior management. FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral. At December 31, 2024, the amount of securities pledged for the discount window was $102.6 million. At December 31, 2024, there were no borrowings from the FRB of Kansas City's discount window. Management tests the Bank's access to the FRB of Kansas City's discount window annually with a nominal overnight borrowing.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. Recently, the Bank started entering into fully-amortizing FHLB advances that require periodic payments of principal over the term of the advance. This type of advance allows the Bank the opportunity to start repricing its liability cash flows sooner in a down-rate environment and generally provides for favorable pricing when compared to similar long-term bullet advances with comparable average lives as a result of the current term structure of interest rates. The Bank's internal policy limits total borrowings to 55% of total assets. At December 31, 2024, the Bank had total borrowings, at par, of $2.16 billion, or approximately 23% of total assets. The borrowings balance was composed primarily of FHLB advances, of which, $734.7 million is scheduled to be repaid (amortizing advances) or mature in the next 12 months. Management estimated that the Bank had $2.91 billion in additional liquidity available at December 31, 2024 based on the Bank's blanket collateral agreement with FHLB and unencumbered securities.

At December 31, 2024, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank has the ability to utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At December 31, 2024, the Bank had $777.6 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs. The Bank also has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of December 31, 2024, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At December 31, 2024, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 1% of total deposits. The Bank had pledged securities with an estimated fair value of $80.9 million as collateral for public unit certificates of deposit at December 31, 2024. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At December 31, 2024, $2.17 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $45.9 million of public unit certificates of deposit and $47.6 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  Due to the nature of public unit certificates of deposit and commercial certificates of deposit, retention rates are not as predictable as for retail certificates of deposit.

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

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank remains well capitalized after each capital distribution (as evidenced by maintaining regulatory capital ratios greater than the required percentages) and operates in a safe and sound manner, it is management's belief that the OCC and FRB will continue to allow the Bank to distribute its earnings to the Company, although no assurance can be given in this regard. Management continues to evaluate the timing and amount of capital distributions to be made from the Bank to the holding company during the remainder of the current fiscal year and in future periods in connection with the tax issues associated with the Bank's pre-1988 bad debt recapture. See additional discussion regarding the Bank's pre-1988 bad debt recapture in "Comparison of Operating Results for the Three Months Ended December 31, 2024 and September 30, 2024".

Regulatory Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain the required minimum leverage ratio of 9.0% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well-capitalized category under the agencies' PCA framework. As of December 31, 2024, the Bank's CBLR was 9.4% and the Company's CBLR was 10.1%, which exceeded the minimum requirements. The Bank's risk-based tier 1 capital ratio at December 31, 2024 was 16.1%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Asset and Liability Management and Market Risk
For a complete discussion of the Bank's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank's portfolios, see "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The analysis presented in the tables below reflects the level of market risk at the Bank, including the cash the holding company has on deposit at the Bank.

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

Qualitative Disclosure about Market Risk

Gap Table. The following gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities based on the information and assumptions set forth in the notes below. Cash flow projections for mortgage-related assets are calculated based in part on prepayment assumptions at current and projected interest rates. Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Assumptions may not reflect how actual yields and costs respond to market interest rate changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment rates would likely deviate significantly from those assumed in calculating the gap table below. A positive gap generally means more cash flows from assets are expected to reprice than cash flows from liabilities and suggests that in a rising rate environment earnings should increase. A negative gap generally means more cash flows from liabilities are expected to reprice than cash flows from assets and suggests, in a rising rate environment, that earnings should decrease. For additional information regarding the impact of changes in interest rates, see the following Change in Net Interest Income and Change in MVPE discussions and tables.

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,790,078	$1,853,078	$1,349,762	$2,975,431	$7,968,349
Securities(2)	220,491	181,092	219,228	229,759	850,570
Other interest-earning assets	140,131	—	—	—	140,131
Total interest-earning assets	2,150,700	2,034,170	1,568,990	3,205,190	8,959,050

Interest-bearing liabilities:
Non-maturity deposits(3)	830,127	489,314	387,903	1,623,363	3,330,707
Certificates of deposit	2,174,280	666,857	73,128	199	2,914,464
Borrowings(4)	731,264	1,213,157	228,685	25,186	2,198,292
Total interest-bearing liabilities	3,735,671	2,369,328	689,716	1,648,748	8,443,463

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,584,971)	$(335,158)	$879,274	$1,556,442	$515,587

Cumulative excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,584,971)	$(1,920,129)	$(1,040,855)	$515,587

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
December 31, 2024	(16.6)%	(20.1)%	(10.9)%	5.4%
September 30, 2024	(15.9)

Cumulative one-year gap - interest rates +200 bps at:
December 31, 2024	(18.4)
September 30, 2024	(17.9)

Cumulative one-year gap - interest rates -200 bps at:
December 31, 2024	(12.3)
September 30, 2024	(12.5)

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
(2)MBS reflect projected prepayments at amortized cost. All other securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of December 31, 2024, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts are based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $4.09 billion, for a cumulative one-year gap of (42.8)% of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $200.0 million of FHLB adjustable-rate advances tied to interest rate swaps. The repricing of these liabilities is projected to occur at the maturity date of each interest rate swap.

At December 31, 2024, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.58) billion, or (16.6)% of total assets, compared to $(1.51) billion, or (15.8)% of total assets, at September 30, 2024. The change in the one-year gap amount was due to an increase in the amount of projected liability cash flows coming due in one year, as of December 31, 2024, partially offset by an increase in the amount of asset cash flows coming due during the same time period, as compared to September 30, 2024. The increase in liability cash flows was due primarily to a net increase in non-maturity deposits between periods. The increase in projected asset cash flows was due primarily to an increase in the balance of adjustable-rate loans, partially offset by a decrease in the balance of cash and a decrease in the projected amount of fixed-rate mortgage-related asset cash flows due to a decrease in projected prepayment speeds from September 30, 2024, as a result of an increase in intermediate and long-term interest and mortgage rates.

The amount of interest-bearing liabilities expected to reprice in a given period typically is not significantly impacted by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of December 31, 2024, the Bank's one-year gap would have been projected to be $(1.75) billion, or (18.4)% of total assets. If interest rates were to decrease 200 basis points, as of December 31, 2024, the Bank's one-year gap would have been projected to be $(1.17) billion, or (12.3)% of total assets. The changes in the gap amounts compared to when there is no change in rates was due to changes in the anticipated net cash flows primarily as a result of projected prepayments on mortgage-related assets in each rate environment. In higher rate environments, prepayments on mortgage-related assets are projected to be lower and, in lower rate environments, prepayments are projected to be higher. This compares to a projected one-year gap of $(1.71) billion, or (17.9)% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2024, and a projected one-year gap of $(1.19) billion, or (12.5)% of total assets, if interest rates were to have decreased 200 basis points as of the same date.

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

Change	Net Interest Income At
(in Basis Points)	December 31, 2024			September 30, 2024
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$192,673	$8,239	4.5%	$188,322	$11,696	6.6%
-200 bp	191,188	6,754	3.7	183,769	7,143	4.0
-100 bp	188,784	4,350	2.4	180,936	4,310	2.4
000 bp	184,434	—	—	176,626	—	—
+100 bp	179,684	(4,750)	(2.6)	171,222	(5,404)	(3.1)
+200 bp	173,515	(10,919)	(5.9)	165,422	(11,204)	(6.3)
+300 bp	167,343	(17,091)	(9.3)	158,758	(17,868)	(10.1)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

In general, increases/(decreases) in the Bank's net interest income projections under the various interest rate scenarios presented are due to the degree in which cash flows are realized and the rates projected to be earned on funds received through loan and securities repayments, in each scenario, are greater/(less) than the rates projected to be paid on deposits and borrowings in the next 12 months. The net interest income projection was higher in the base case scenario at December 31, 2024 compared to September 30, 2024, due primarily to a steepening of the yield curve between the two periods. The benchmark U.S. Treasury yield curve dis-inverted during the current quarter and was largely positively sloped as of December 31, 2024. As a result, interest income projections associated with the Bank's interest-earning asset cashflows, primarily the loan portfolio, increased by more than increases in interest expense projections on its interest-bearing liability cashflows.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	December 31, 2024			September 30, 2024
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$1,378,031	$377,739	37.8%	$1,460,440	$359,922	32.7%
-200 bp	1,248,615	248,323	24.8	1,345,708	245,190	22.3
-100 bp	1,128,689	128,397	12.8	1,218,938	118,420	10.8
000 bp	1,000,292	—	—	1,100,518	—	—
+100 bp	833,039	(167,253)	(16.7)	962,354	(138,164)	(12.6)
+200 bp	663,504	(336,788)	(33.7)	797,497	(303,021)	(27.5)
+300 bp	507,232	(493,060)	(49.3)	634,145	(466,373)	(42.4)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The Bank's MVPE decreased from $1.10 billion at September 30, 2024 to $1.00 billion at December 31, 2024. The decrease was due primarily to an increase in market interest rates between the two periods across the intermediate and long-term tenors of the curve as the yield curve steepened. These increases in market interest rates resulted in a decrease in the estimated values of the Bank's interest-earning assets by more than it decreased the estimated values of its interest-bearing liabilities. As interest rates increase, borrowers have less economic incentive to prepay or to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising interest rate scenarios, prepayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other major events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average lives of mortgage-related assets. Similarly, call projections for callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to their contractual maturity dates. The longer expected average lives of these assets increases the sensitivity of their market value to changes in interest rates. Conversely, as interest rates decrease, borrowers who obtained or issued credit in a higher rate environment have more economic incentive to prepay or to refinance their mortgages, and agency debt issuers have more economic incentive and opportunity to exercise their call options in order to re-issue debt at lower interest rates, resulting in higher projected cash flows on these assets. The then shorter expected average lives of these assets decrease the sensitivity of their market value to changes in interest rates.

In the increasing interest rate scenarios, the sensitivity reflects the negative impacts of rates on the market value of the Bank's loan and securities portfolios more so than on its deposit and borrowing portfolios. In the decreasing interest rate scenarios, the Bank's MVPE increases due to a larger increase in the market value of the Bank's assets than its liabilities. This is because the Bank's mortgage-related assets continue to have longer duration in these rate scenarios, which equates to greater market value sensitivity as interest rates change.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of December 31, 2024. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	$861,501	5.62%	3.7		9.5%
Loans receivable:
Fixed-rate one- to four-family	5,303,313	3.44	6.8	66.5%	58.2
Fixed-rate commercial	519,277	4.96	2.8	6.5	5.7
All other fixed-rate loans	37,899	7.06	7.3	0.5	0.4
Total fixed-rate loans	5,860,489	3.60	6.4	73.5	64.3
Adjustable-rate one- to four-family	891,372	4.21	4.5	11.2	9.8
Adjustable-rate commercial	1,127,216	6.03	5.1	14.1	12.4
All other adjustable-rate loans	93,952	8.10	3.1	1.2	1.0
Total adjustable-rate loans	2,112,540	5.35	4.8	26.5	23.2
Total loans receivable	7,973,029	4.06	6.0	100.0%	87.5
FHLB stock	100,364	9.47	1.9		1.1
Cash and cash equivalents	170,324	3.62	—		1.9
Total interest-earning assets	$9,105,218	4.26	5.6		100.0%

Non-maturity deposits	$2,735,138	0.88	5.6	48.4%	35.0%
Retail certificates of deposit	2,799,418	4.14	0.8	49.6	35.8
Commercial certificates of deposit	56,564	4.26	0.6	1.0	0.7
Public unit certificates of deposit	58,482	4.48	0.6	1.0	0.8
Total interest-bearing deposits	5,649,602	2.57	3.1	100.0%	72.3
Term borrowings	2,165,561	3.37	1.6		27.7
Total interest-bearing liabilities	$7,815,163	2.79	2.7		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of December 31, 2024. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2024, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See "Liquidity and Capital Resources - Limitations on Dividends and Other Capital Distributions" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our stock repurchase activity during the three months ended December 31, 2024 and additional information regarding our stock repurchase program. As of December 31, 2024, the Company was authorized to repurchase up to $75.0 million of its common stock under an existing stock repurchase plan. The plan has no expiration date; however, the FRB's approval for the Company to repurchase shares extends through February 2025. The Company has notified the FRB of its intent to extend the stock repurchase plan another year, through February 2026. Shares may be repurchased from time to time in the open market or in privately negotiated transactions based upon market conditions, available liquidity and other factors. There were no share repurchases during the current quarter.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
October 1, 2024 through
October 31, 2024	—	$—	—	$75,000,000
November 1, 2024 through
November 30, 2024	—	—	—	75,000,000
December 1, 2024 through
December 31, 2024	—	—	—	75,000,000
Total	—	—	—	75,000,000

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Plans
During the quarter ended December 31, 2024, no director or executive officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2024, filed with the Securities and Exchange Commission on February 7, 2025, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at December 31, 2024 and September 30, 2024, (ii) Consolidated Statements of Income for the three months ended December 31, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2024 and 2023, (iv) Consolidated Statements of Stockholders' Equity for the three months ended December 31, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the three months ended December 31, 2024 and 2023, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: February 7, 2025	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: February 7, 2025	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer