Form 10-Q
period 2025-03-31
Capitol Federal Financial, Inc.
filed 2025-05-09
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

As of May 2, 2025, there were 132,800,865 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	September 30,
	2025	2024
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $323,552 and $192,138)	$340,389	$217,307
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $941,585 and $829,852)	961,417	856,266
Loans receivable, net (allowance for credit losses ("ACL") of $23,970 and $23,035)	7,875,905	7,907,338
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	99,334	101,175
Premises and equipment, net	89,081	91,463
Income taxes receivable, net	1,397	359
Deferred income tax assets, net	21,864	21,978
Other assets	328,797	331,722
TOTAL ASSETS	$9,718,184	$9,527,608

LIABILITIES:
Deposits	$6,372,545	$6,129,982
Borrowings	2,142,956	2,179,564
Advances by borrowers	54,860	61,801
Other liabilities	110,713	123,991
Total liabilities	8,681,074	8,495,338

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 132,786,365 and 132,735,565 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	1,328	1,327
Additional paid-in capital	1,146,733	1,146,851
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(25,606)	(26,431)
Accumulated deficit	(102,397)	(111,104)
Accumulated other comprehensive income ("AOCI"), net of tax	17,052	21,627
Total stockholders' equity	1,037,110	1,032,270
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,718,184	$9,527,608

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME:
Loans receivable	$80,867	$76,122	$162,261	$152,063
Mortgage-backed securities ("MBS")	11,264	7,794	22,288	13,653
FHLB stock	2,285	2,528	4,637	5,114
Cash and cash equivalents	2,729	4,513	4,600	9,291
Investment securities	1,030	2,332	2,011	4,860
Total interest and dividend income	98,175	93,289	195,797	184,981
INTEREST EXPENSE:
Deposits	35,853	33,415	73,198	65,858
Borrowings	18,482	18,554	36,529	38,210
Total interest expense	54,335	51,969	109,727	104,068
NET INTEREST INCOME	43,840	41,320	86,070	80,913
PROVISION FOR CREDIT LOSSES	—	301	677	424
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	43,840	41,019	85,393	80,489
NON-INTEREST INCOME:
Deposit service fees	2,596	2,451	5,303	5,026
Insurance commissions	927	735	1,703	1,598
Net loss from securities transactions	—	—	—	(13,345)
Other non-interest income	1,430	1,457	2,640	2,470
Total non-interest income	4,953	4,643	9,646	(4,251)
NON-INTEREST EXPENSE:
Salaries and employee benefits	14,938	12,887	29,170	25,879
Information technology and related expense	4,924	4,954	9,474	10,323
Occupancy, net	3,502	3,481	6,835	6,853
Regulatory and outside services	1,469	1,380	2,582	3,023
Federal insurance premium	1,095	1,727	2,133	3,587
Advertising and promotional	760	1,271	1,582	2,259
Deposit and loan transaction costs	879	867	1,470	1,409
Office supplies and related expense	437	419	836	780
Other non-interest expense	1,536	1,459	2,606	2,840
Total non-interest expense	29,540	28,445	56,688	56,953
INCOME BEFORE INCOME TAX EXPENSE	19,253	17,217	38,351	19,285
INCOME TAX EXPENSE	3,854	3,455	7,521	2,980
NET INCOME	$15,399	$13,762	$30,830	$16,305

Basic earnings per share ("EPS")	$0.12	$0.11	$0.24	$0.12
Diluted EPS	$0.12	$0.11	$0.24	$0.12

Basic weighted average common shares	130,025,900	130,536,246	129,999,144	131,449,744
Diluted weighted average common shares	130,025,900	130,536,246	129,999,144	131,449,744

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net income	$15,399	$13,762	$30,830	$16,305
Other comprehensive income, net of tax:
Unrealized (losses) gains on AFS securities arising during the period, net of taxes of $(2,151), $1,766, $1,590, and $(3,584)	6,750	(5,471)	(4,992)	11,110
Reclassification adjustment for gross gains on AFS securities included in net income, net of taxes of $0, $0, $0, and $383	—	—	—	(1,188)
Unrealized gains (losses) on cash flow hedges arising during the period, net of taxes of $225, $(814), $(531), and $153	(706)	2,521	1,669	(477)
Reclassification adjustment for cash flow hedge amounts included in net income, net of taxes of $177, $542, $399, and $1,168	(554)	(1,678)	(1,252)	(3,618)
Comprehensive income	$20,889	$9,134	$26,255	$22,132

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Six Months Ended March 31, 2025
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Accumulated		Stockholders'
	Stock	Capital	ESOP	Deficit	AOCI	Equity
Balance at September 30, 2024	$1,327	$1,146,851	$(26,431)	$(111,104)	$21,627	$1,032,270
Net income				15,431		15,431
Other comprehensive loss, net of tax					(10,065)	(10,065)
ESOP activity		(149)	412			263
Restricted stock activity, net	1	(1)				—
Stock-based compensation		101				101
Cash dividends to stockholders ($0.085 per share)				(11,061)		(11,061)
Balance at December 31, 2024	$1,328	$1,146,802	$(26,019)	$(106,734)	$11,562	$1,026,939
Net income				15,399		15,399
Other comprehensive income, net of tax					5,490	5,490
ESOP activity		(172)	413			241
Stock-based compensation		103				103
Cash dividends to stockholders ($0.085 per share)				(11,062)		(11,062)
Balance at March 31, 2025	$1,328	$1,146,733	$(25,606)	$(102,397)	$17,052	$1,037,110

	For the Six Months Ended March 31, 2024
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Accumulated		Stockholders'
	Stock	Capital	ESOP	Deficit	AOCI	Equity
Balance at September 30, 2023	$1,359	$1,166,643	$(28,083)	$(104,565)	$8,700	$1,044,054
Net income				2,543		2,543
Cumulative effect of adopting Accounting Standards Update ("ASU") 2022-02, net of tax				(27)		(27)
Other comprehensive income, net of tax					10,455	10,455
ESOP activity		(190)	412			222
Restricted stock activity, net		(6)				(6)
Stock-based compensation		87				87
Repurchase of common stock	(20)	(11,879)				(11,899)
Cash dividends to stockholders ($0.085 per share)				(11,308)		(11,308)
Balance at December 31, 2023	$1,339	$1,154,655	$(27,671)	$(113,357)	$19,155	$1,034,121
Net income				13,762		13,762
Other comprehensive loss, net of tax					(4,628)	(4,628)
ESOP activity		(168)	413			245
Restricted stock activity, net	1	(3)				(2)
Stock-based compensation		82				82
Repurchase of common stock	(13)	(7,537)				(7,550)
Cash dividends to stockholders ($0.085 per share)				(11,127)		(11,127)
Balance at March 31, 2024	$1,327	$1,147,029	$(27,258)	$(110,722)	$14,527	$1,024,903

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Six Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,830	$16,305
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(4,637)	(5,114)
Provision for credit losses	677	424
Originations of loans receivable held-for-sale ("LHFS")	(407)	(425)
Proceeds from sales of LHFS	334	431
Amortization and accretion of premiums and discounts on securities	(1,662)	(5,741)
Depreciation and amortization of premises and equipment	3,662	4,078
Amortization of intangible assets	274	379
Amortization of deferred amounts related to FHLB advances, net	725	762
Common stock committed to be released for allocation - ESOP	504	467
Stock-based compensation	204	169
Net loss from securities transactions	—	13,345
Changes in:
Unrestricted cash collateral from derivative counterparties, net	870	(5,800)
Other assets, net	2,848	7,076
Income taxes receivable, net	(1,040)	5,875
Deferred income tax assets, net	1,572	(7,656)
Other liabilities	(13,641)	(9,407)
Net cash provided by operating activities	21,113	15,168

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(209,458)	(951,527)
Proceeds from calls, maturities and principal reductions of AFS securities	99,387	255,533
Proceeds from sale of AFS securities	—	1,272,512
Proceeds from the redemption of FHLB stock	6,478	6,758
Net change in loans receivable	30,507	92,101
Purchase of premises and equipment	(1,908)	(2,732)
Proceeds from sale of other real estate owned ("OREO")	110	396
Proceeds from sale of premises and equipment	43	—
Proceeds from sale of assets held-for-sale	—	180
Proceeds from bank-owned life insurance ("BOLI") death benefit	667	1,049
Net cash (used in) provided by investing activities	(74,174)	674,270

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Six Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(22,123)	(22,435)
Net change in deposits	242,563	90,491
Proceeds from borrowings	350,100	225,100
Repayments on borrowings	(387,456)	(754,942)
Change in advances by borrowers	(6,941)	(10,295)
Repurchase of common stock	—	(19,449)
Net cash provided by (used in) financing activities	176,143	(491,530)

NET INCREASE IN CASH AND CASH EQUIVALENTS	123,082	197,908

CASH AND CASH EQUIVALENTS:
Beginning of period	217,307	245,605
End of period	$340,389	$443,513

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Purchase of securities that will settle in a subsequent period	$—	$29,467

See accompanying notes to consolidated financial statements.		(Concluded)

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This ASU removes references to various Concept Statements to simplify the Codification and provide a distinction between authoritative and nonauthoritative literature. This ASU is effective for the Company on October 1, 2025, starting with its Form 10-K for the fiscal year ending September 30, 2026. The Company is currently evaluating this ASU, but it is not expected to have a significant impact on the Company's consolidated financial condition or results of operation or the Company's disclosures.

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(Dollars in thousands, except per share amounts)
Net income	$15,399	$13,762	$30,830	$16,305
Income allocated to participating securities	(18)	(10)	(36)	(12)
Net income available to common stockholders	$15,381	$13,752	$30,794	$16,293

Total basic average common shares outstanding	130,025,900	130,536,246	129,999,144	131,449,744
Effect of dilutive stock options	—	—	—	—
Total diluted average common shares outstanding	130,025,900	130,536,246	129,999,144	131,449,744

Net EPS:
Basic	$0.12	$0.11	$0.24	$0.12
Diluted	$0.12	$0.11	$0.24	$0.12

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	267,439	326,572	290,390	331,041

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of our AFS securities at both dates were government guaranteed or issued by a Government Sponsored Enterprise ("GSE").

	March 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$867,585	$20,735	$565	$887,755
GSE debentures	70,000	39	41	69,998
Corporate bonds	4,000	—	336	3,664
	$941,585	$20,774	$942	$961,417

	September 30, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$756,775	$26,885	$87	$783,573
GSE debentures	69,077	228	—	69,305
Corporate bonds	4,000	—	612	3,388
	$829,852	$27,113	$699	$856,266

At March 31, 2025, AFS securities included $818.3 million of residential MBS and $69.4 million of commercial MBS. At September 30, 2024, AFS securities included $713.3 million of residential MBS and $70.2 million of commercial MBS.

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	March 31, 2025
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$80,720	$483	$10,145	$82
GSE debentures	24,959	41	—	—
Corporate bonds	—	—	3,664	336
	$105,679	$524	$13,809	$418

	September 30, 2024
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$10,997	$44	$2,919	$43
Corporate bonds	—	—	3,388	612
	$10,997	$44	$6,307	$655

The unrealized losses at March 31, 2025 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record an ACL on securities in an unrealized loss position at March 31, 2025 as management did not believe any of the securities were impaired due to credit quality reasons. The issuers of these securities continue to make scheduled and timely principal and interest payments, as applicable, under the contractual term of the securities, so management believes the entire principal balance will be collected as scheduled. Additionally, management does not have the intent to sell any of the securities, and believes that it is more likely than not that the Company will not be required to sell the securities before the recovery of the remaining amortized cost, which could be at maturity. The fair value is expected to recover as the securities approach their maturity date, if not before, or if market yields decline.

The amortized cost and estimated fair value of AFS debt securities as of March 31, 2025, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity category in the table below.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Five years through ten years	$74,000	$73,662
	74,000	73,662
MBS	867,585	887,755
	$941,585	$961,417

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(Dollars in thousands)
Taxable	$1,030	$2,332	$2,011	$4,858
Non-taxable	—	—	—	2
	$1,030	$2,332	$2,011	$4,860

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	March 31, 2025	September 30, 2024
	(Dollars in thousands)
Federal Reserve Bank of Kansas City ("FRB of Kansas City") borrowings	$99,901	$111,281
Public unit deposits	88,854	108,748
	$188,755	$220,029
.

The Bank sold $1.30 billion of AFS securities during fiscal year 2024. The Bank received gross proceeds of $1.27 billion from the sale and realized gross losses of $14.9 million and gross gains of $1.6 million, resulting in a net loss of $13.3 million on the sale during fiscal year 2024. All other dispositions of securities during the current and prior year periods were the result of principal repayments, calls, or maturities.

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	March 31, 2025	September 30, 2024
	(Dollars in thousands)
One- to four-family:
Originated	$3,863,882	$3,941,952
Correspondent purchased	2,117,232	2,212,587
Bulk purchased	119,914	127,161
Construction	16,782	22,970
Total	6,117,810	6,304,670
Commercial:
Commercial real estate	1,340,539	1,191,624
Commercial and industrial	135,884	129,678
Construction	191,904	187,676
Total	1,668,327	1,508,978
Consumer:
Home equity	99,049	99,988
Other	9,434	9,615
Total	108,483	109,603

Total loans receivable	7,894,620	7,923,251

Less:
ACL	23,970	23,035
Deferred loan fees/discounts	30,276	30,336
Premiums/deferred costs	(35,531)	(37,458)
	$7,875,905	$7,907,338
Lending Practices and Underwriting Standards - The Bank originates one- to four-family loans, originates and participates in commercial loans, and originates consumer loans primarily secured by one- to four-family residential properties. The Bank has historically purchased one- to four-family loans from correspondent lenders, but during the prior fiscal year, the Bank suspended its one- to four-family correspondent lending channels for the foreseeable future.

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

When underwriting a commercial real estate or commercial construction loan, several factors are considered, such as the income producing potential of the property, cash equity provided by the borrower, the financial strength of the borrower, managerial expertise of the borrower or tenant, feasibility studies, lending experience with the borrower and the marketability of the property. At the time of origination, loan-

to-value ("LTV") ratios on commercial real estate loans generally do not exceed 85% of the appraised value of the property securing the loans and the minimum debt service coverage ratio ("DSCR") is generally 1.15x. The Bank generally requires a guaranty on all commercial real estate loans, but for an experienced borrower with a strong DSCR and low LTV ratio, the Bank may allow the guaranty percentage to be reduced or phased out, or the Bank may originate the loan as a non-recourse loan.

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

Management regularly monitors the level of risk in the entire commercial loan portfolio, including concentrations in factors such as collateral types, geographic locations, tenant brand name, borrowing relationships, and, in the case of participation loans, lending relationships, among other factors. Commercial loans that have an outstanding balance of $1.5 million or more, or borrowing relationships with a total relationship exposure of $5.0 million or more are reviewed no less often than annually to monitor financial performance. The annual reviews include evaluating updated financials, as well as performing stress tests to measure the ability of the borrowers to withstand certain stress scenarios such as interest rate increases, revenue decreases and expense increases.

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

The following tables set forth, as of the dates indicated, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. Amortized cost is the amount of unpaid principal, net of undisbursed loan funds, unamortized premiums and discounts, and deferred fees and costs. All revolving lines of credit and revolving lines of credit converted to term loans are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At March 31, 2025 and September 30, 2024, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off.

	March 31, 2025
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2024	2023	2022	2021	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$108,626	$238,584	$311,276	$556,375	$777,713	$1,852,621	$—	$—	$3,845,195
Special Mention	—	—	1,161	1,005	843	5,966	—	—	8,975
Substandard	—	—	482	84	214	11,393	—	—	12,173
Correspondent purchased
Pass	—	786	313,915	465,188	551,402	802,496	—	—	2,133,787
Special Mention	—	—	986	513	371	948	—	—	2,818
Substandard	—	—	275	404	538	4,398	—	—	5,615
Bulk purchased
Pass	—	—	—	—	—	117,765	—	—	117,765
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,552	—	—	2,552
	108,626	239,370	628,095	1,023,569	1,331,081	2,798,139	—	—	6,128,880
Commercial:
Commercial real estate
Pass	250,522	312,139	404,683	227,779	120,081	149,210	7,591	—	1,472,005
Special Mention	8,270	—	—	—	—	82	—	—	8,352
Substandard	—	142	42,008	—	111	3,650	50	—	45,961
Commercial and industrial
Pass	13,600	38,513	28,892	15,581	6,590	2,371	28,390	—	133,937
Special Mention	95	190	30	58	—	—	526	—	899
Substandard	—	227	—	107	—	82	638	—	1,054
	272,487	351,211	475,613	243,525	126,782	155,395	37,195	—	1,662,208
Consumer:
Home equity
Pass	2,988	6,107	4,047	4,143	1,337	2,483	69,870	7,760	98,735
Special Mention	—	35	20	—	—	—	—	107	162
Substandard	—	—	—	—	—	9	340	107	456
Other
Pass	2,732	2,809	1,859	1,175	267	84	398	—	9,324
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	50	14	43	—	2	1	—	110
	5,720	9,001	5,940	5,361	1,604	2,578	70,609	7,974	108,787

Total	$386,833	$599,582	$1,109,648	$1,272,455	$1,459,467	$2,956,112	$107,804	$7,974	$7,899,875

	September 30, 2024
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2024	2023	2022	2021	2020	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$241,765	$325,492	$578,275	$809,643	$521,647	$1,447,237	$—	$—	$3,924,059
Special Mention	—	295	1,229	1,982	772	9,565	—	—	13,843
Substandard	—	658	49	468	1,398	9,571	—	—	12,144
Correspondent purchased
Pass	798	325,384	482,103	570,970	225,650	623,496	—	—	2,228,401
Special Mention	—	993	659	658	398	977	—	—	3,685
Substandard	—	—	1,662	265	—	5,130	—	—	7,057
Bulk purchased
Pass	—	—	—	—	—	124,076	—	—	124,076
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,514	—	—	3,514
	242,563	652,822	1,063,977	1,383,986	749,865	2,223,566	—	—	6,316,779
Commercial:
Commercial real estate
Pass	326,158	400,649	284,493	135,935	74,174	110,309	23,865	—	1,355,583
Special Mention	12,440	2,543	—	—	92	1,094	—	—	16,169
Substandard	142	827	—	—	647	636	50	—	2,302
Commercial and industrial
Pass	46,335	32,112	18,131	8,075	1,350	2,051	20,876	—	128,930
Special Mention	401	—	—	—	—	—	12	—	413
Substandard	227	—	—	—	—	82	26	—	335
	385,703	436,131	302,624	144,010	76,263	114,172	44,829	—	1,503,732
Consumer:
Home equity
Pass	7,331	4,377	4,575	1,437	814	2,127	73,020	5,895	99,576
Special Mention	—	—	—	—	—	—	45	281	326
Substandard	—	20	—	—	—	24	120	181	345
Other
Pass	4,112	2,737	1,697	385	101	95	346	—	9,473
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	80	14	44	—	4	—	—	—	142
	11,523	7,148	6,316	1,822	919	2,246	73,531	6,357	109,862

Total	$639,789	$1,096,101	$1,372,917	$1,529,818	$827,047	$2,339,984	$118,360	$6,357	$7,930,373

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

	March 31, 2025
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2024	2023	2022	2021	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$108,626	$238,270	$312,625	$556,427	$777,828	$1,861,709	$—	$—	$3,855,485
30-89	—	314	294	953	418	6,073	—	—	8,052
90+/FC	—	—	—	84	524	2,198	—	—	2,806
Correspondent purchased
Current	—	786	314,901	465,701	551,531	804,342	—	—	2,137,261
30-89	—	—	—	241	515	2,209	—	—	2,965
90+/FC	—	—	275	163	265	1,291	—	—	1,994
Bulk purchased
Current	—	—	—	—	—	119,513	—	—	119,513
30-89	—	—	—	—	—	181	—	—	181
90+/FC	—	—	—	—	—	623	—	—	623
	108,626	239,370	628,095	1,023,569	1,331,081	2,798,139	—	—	6,128,880
Commercial:
Commercial real estate
Current	258,792	312,139	446,201	227,779	120,081	147,948	7,591	—	1,520,531
30-89	—	—	—	—	—	2,471	—	—	2,471
90+/FC	—	142	490	—	111	2,523	50	—	3,316
Commercial and industrial
Current	13,695	38,704	28,922	15,746	6,590	2,371	29,137	—	135,165
30-89	—	—	—	—	—	—	348	—	348
90+/FC	—	226	—	—	—	82	69	—	377
	272,487	351,211	475,613	243,525	126,782	155,395	37,195	—	1,662,208
Consumer:
Home equity
Current	2,988	6,142	4,052	4,129	1,337	2,336	69,745	7,862	98,591
30-89	—	—	15	14	—	153	155	24	361
90+/FC	—	—	—	—	—	3	310	88	401
Other
Current	2,721	2,801	1,858	1,210	209	84	397	—	9,280
30-89	11	8	1	1	58	—	2	—	81
90+/FC	—	50	14	7	—	2	—	—	73
	5,720	9,001	5,940	5,361	1,604	2,578	70,609	7,974	108,787

Total	$386,833	$599,582	$1,109,648	$1,272,455	$1,459,467	$2,956,112	$107,804	$7,974	$7,899,875

	September 30, 2024
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2024	2023	2022	2021	2020	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$241,765	$326,211	$578,430	$811,455	$521,550	$1,459,500	$—	$—	$3,938,911
30-89	—	64	1,074	638	1,666	5,422	—	—	8,864
90+/FC	—	170	49	—	601	1,451	—	—	2,271
Correspondent purchased
Current	798	326,377	482,598	571,182	226,048	624,961	—	—	2,231,964
30-89	—	—	164	446	—	2,479	—	—	3,089
90+/FC	—	—	1,662	265	—	2,163	—	—	4,090
Bulk purchased
Current	—	—	—	—	—	125,982	—	—	125,982
30-89	—	—	—	—	—	69	—	—	69
90+/FC	—	—	—	—	—	1,539	—	—	1,539
	242,563	652,822	1,063,977	1,383,986	749,865	2,223,566	—	—	6,316,779
Commercial:
Commercial real estate
Current	338,511	403,193	284,493	135,932	74,266	110,448	23,055	—	1,369,898
30-89	229	807	—	3	—	1,094	860	—	2,993
90+/FC	—	19	—	—	647	497	—	—	1,163
Commercial and industrial
Current	46,736	32,112	17,990	8,052	1,350	2,051	20,914	—	129,205
30-89	227	—	141	23	—	—	—	—	391
90+/FC	—	—	—	—	—	82	—	—	82
	385,703	436,131	302,624	144,010	76,263	114,172	44,829	—	1,503,732
Consumer:
Home equity
Current	7,331	4,378	4,540	1,437	814	2,133	72,721	6,084	99,438
30-89	—	—	35	—	—	—	349	87	471
90+/FC	—	19	—	—	—	18	115	186	338
Other
Current	4,109	2,728	1,641	327	101	95	344	—	9,345
30-89	3	9	100	58	—	—	2	—	172
90+/FC	80	14	—	—	4	—	—	—	98
	11,523	7,148	6,316	1,822	919	2,246	73,531	6,357	109,862

Total	$639,789	$1,096,101	$1,372,917	$1,529,818	$827,047	$2,339,984	$118,360	$6,357	$7,930,373

Gross Charge-Offs - The following tables present gross charge-offs, for the periods indicated, by class of financing receivable for the year of origination or most recent credit decision.

	For the Six Months Ended March 31, 2025
								Revolving
								Lines
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	of Credit
	Fiscal	Year	Year	Year	Year	Prior	Lines of	Converted to
	Year	2024	2023	2022	2021	Years	Credit	Term	Total
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Correspondent purchased	—	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	113	—	—	113
	—	—	—	—	—	113	—	—	113

Commercial:
Commercial real estate	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

Consumer:
Home equity	8	12	—	—	—	—	—	—	20
Other	—	1	4	—	—	—	2	—	7
	8	13	4	—	—	—	2	—	27

Total	$8	$13	$4	$—	$—	$113	$2	$—	$140

	For the Six Months Ended March 31, 2024
								Revolving
								Lines
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	of Credit
	Year	Year	Year	Year	Year	Prior	Lines of	Converted to
	2024	2023	2022	2021	2020	Years	Credit	Term	Total
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Correspondent purchased	—	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

Commercial:
Commercial real estate	—	—	—	—	—	10	—	—	10
Commercial and industrial	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	10	—	—	10

Consumer:
Home equity	2	1	—	—	—	—	—	—	3
Other	—	8	—	—	—	4	—	—	12
	2	9	—	—	—	4	—	—	15

Total	$2	$9	$—	$—	$—	$14	$—	$—	$25

Delinquent and Nonaccrual Loans - The following tables present the amortized cost, at the dates indicated, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total loans. At March 31, 2025 and September 30, 2024, all loans 90 or more days delinquent were on nonaccrual status.

	March 31, 2025
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$8,052	$2,806	$10,858	$3,855,485	$3,866,343
Correspondent purchased	2,965	1,994	4,959	2,137,261	2,142,220
Bulk purchased	181	623	804	119,513	120,317
Commercial:
Commercial real estate	2,471	3,316	5,787	1,520,531	1,526,318
Commercial and industrial	348	377	725	135,165	135,890
Consumer:
Home equity	361	401	762	98,591	99,353
Other	81	73	154	9,280	9,434
	$14,459	$9,590	$24,049	$7,875,826	$7,899,875

	September 30, 2024
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$8,864	$2,271	$11,135	$3,938,911	$3,950,046
Correspondent purchased	3,089	4,090	7,179	2,231,964	2,239,143
Bulk purchased	69	1,539	1,608	125,982	127,590
Commercial:
Commercial real estate	2,993	1,163	4,156	1,369,898	1,374,054
Commercial and industrial	391	82	473	129,205	129,678
Consumer:
Home equity	471	338	809	99,438	100,247
Other	172	98	270	9,345	9,615
	$16,049	$9,581	$25,630	$7,904,743	$7,930,373

The amortized cost of mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process as of March 31, 2025 and September 30, 2024 was $2.5 million and $1.6 million, respectively, which are included in loans 90 or more days delinquent or in foreclosure in the tables above. The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $55 thousand at September 30, 2024. There was no residential OREO held at March 31, 2025.

The following table presents the amortized cost at March 31, 2025 and September 30, 2024, by class, of loans classified as nonaccrual. Nonaccrual loans with no ACL were individually evaluated for loss and any losses have been charged off.

	March 31, 2025		September 30, 2024
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
One- to four-family:
Originated	$2,806	$982	$2,271	$764
Correspondent purchased	1,994	507	4,090	182
Bulk purchased	623	172	1,539	812
Commercial:
Commercial real estate	4,443	3,849	1,495	901
Commercial and industrial	521	521	335	335
Consumer:
Home equity	401	14	338	—
Other	73	14	98	16
	$10,861	$6,059	$10,166	$3,010

Loan Modifications - The following tables present the amortized cost basis of loans, as of the dates indicated, that were both experiencing financial difficulties and modified during the periods noted, by class of financing receivable and by type of modification. Also presented in the tables is the percentage of the amortized cost basis of loans, at the dates indicated, that were modified to borrowers experiencing financial difficulties as compared to the amortized cost basis of each class of financing receivable during the periods noted. During the three and six months ended March 31, 2025 and 2024, there were no charge-offs related to loans modified during those periods. The Company has not committed to lend additional amounts to borrowers included in these tables.

	For the Three Months Ended March 31, 2025
			Term
			Extension		Total
			and		Class of
	Payment	Term	Payment		Financing
	Delay	Extension	Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$236	$1,344	$651	$2,231	0.06%
Correspondent purchased	—	513	187	700	0.03
Bulk purchased	—	—	—	—	—
	236	1,857	838	2,931	0.05
Commercial:
Commercial real estate	8,189	—	—	8,189	0.54
Commercial and industrial	—	838	—	838	0.62
	8,189	838	—	9,027	0.54
Consumer loans:
Home equity	—	35	—	35	0.03
Other	—	—	—	—	—
	—	35	—	35	0.03

Total	$8,425	$2,730	$838	$11,993	0.15

	For the Six Months Ended March 31, 2025
			Term
			Extension		Total
			and		Class of
	Payment	Term	Payment		Financing
	Delay	Extension	Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$353	$2,255	$816	$3,424	0.09%
Correspondent purchased	—	513	187	700	0.03
Bulk purchased	—	—	—	—	—
	353	2,768	1,003	4,124	0.07
Commercial:
Commercial real estate	8,189	—	—	8,189	0.54
Commercial and industrial	—	838	—	838	0.62
	8,189	838	—	9,027	0.54
Consumer loans:
Home equity	20	34	—	54	0.05
Other	—	—	—	—	—
	20	34	—	54	0.05

Total	$8,562	$3,640	$1,003	$13,205	0.17

	For the Three Months Ended March 31, 2024		For the Six Months Ended March 31, 2024
	Term		Term
	Extension	Total	Extension	Total
	and	Class of	and	Class of
	Payment	Financing	Payment	Financing
	Delay	Receivable	Delay	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$3,429	0.09%	$7,385	0.19%
Correspondent purchased	845	0.04	1,744	0.07
Bulk purchased	—	—	—	—
	4,275	0.07	9,129	0.14
Commercial:
Commercial real estate	238	0.02	238	0.02
Commercial and industrial	455	0.41	455	0.41
	693	0.05	693	0.05
Consumer loans:
Home equity	—	—	—	—
Other	—	—	—	—
	—	—	—	—

Total	$4,968	0.06	$9,822	0.12

Financial effect of loan modifications - The tables below present the financial effect of loan modifications during the three and six months ended March 31, 2025 and 2024, including the weighted average payment delay and weighted average term extension.

	For the Three Months Ended March 31, 2025		For the Six Months Ended March 31, 2025
	Payment	Term	Payment	Term
	Delay	Extension	Delay	Extension
One- to four-family:
Originated	8 months	20 months	8 months	18 months
Correspondent purchased	9 months	34 months	9 months	34 months

Commercial:
Commercial real estate	9 months	N/A	9 months	N/A
Commercial and industrial	N/A	3 months	N/A	3 months

Consumer:
Consumer home equity	N/A	14 months	7 months	14 months

	For the Three Months Ended March 31, 2024		For the Six Months Ended March 31, 2024
	Payment	Term	Payment	Term
	Delay	Extension	Delay	Extension
One- to four-family:
Originated	4 months	39 months	4 months	31 months
Correspondent purchased	5 months	20 months	4 months	17 months

Commercial:
Commercial real estate	26 months	26 months	26 months	26 months
Commercial and industrial	6 months	6 months	6 months	6 months

Performance of loan modifications - The Company closely monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans, based on amortized cost, by class of financing receivable as of March 31, 2025, on loans modified during the previous 12-months for borrowers experiencing financial difficulty that were delinquent as of March 31, 2025, or as of March 31, 2024 on loans modified on or after October 1, 2023 (the day the Company adopted ASU 2022-02) through March 31, 2024 for borrowers experiencing financial difficulty, that were delinquent as of March 31, 2024. All other loans modified during the periods noted were current as of March 31, 2025 and March 31, 2024.

	As of March 31, 2025			As of March 31, 2024
	30 to 89 Days Delinquent	90 or More Days Delinquent or in Foreclosure	Total Delinquent Loans	30 to 89 Days Delinquent	90 or More Days Delinquent or in Foreclosure	Total Delinquent Loans
(Dollars in thousands)
One- to four-family:
Originated	$567	$428	$995	$653	$76	$729
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer loans:
Home equity	—	88	88	—	—	—
Other	—	—	—	—	—	—
	$567	$516	$1,083	$653	$76	$729

The following tables present the amortized cost basis of loans that had a payment default during the three and six months ended March 31, 2025 and were modified to borrowers experiencing financial difficulty in the 12-months prior to the default date, or loans that had a payment default during the three and six months ended March 31, 2024 and were modified to borrowers experiencing financial difficulty on or after October 1, 2023 (the day the Company adopted ASU 2022-02) prior to the default date, by class of financing receivable and by type of modification. The Company considers "default" to mean 90 days or more past due under the modified terms.

	For the Three Months Ended March 31, 2025				For the Six Months Ended March 31, 2025
			Term				Term
			Extension				Extension
			and				and
	Payment	Term	Payment		Payment	Term	Payment
	Delay	Extension	Delay	Total	Delay	Extension	Delay	Total
	(Dollars in thousands)
One- to four-family:
Originated	$84	$193	$151	$428	$84	$193	$151	$428
Correspondent purchased	—	—	187	187	—	—	428	428
Bulk purchased	—	—	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	192	192	—	—	192	192
Commercial and industrial	—	—	227	227	—	—	227	227
Consumer loans:
Home equity	88	—	—	88	88	—	—	88
Other	—	—	—	—	—	—	—	—
	$172	$193	$757	$1,122	$172	$193	$998	$1,363

	For the Three Months Ended March 31, 2024	For the Six Months Ended March 31, 2024
	Term	Term
	Extension	Extension
	and	and
	Payment	Payment
	Delay	Delay
(Dollars in thousands)
One- to four-family:
Originated	$93	$93
Correspondent purchased	—	—
Bulk purchased	—	—
Commercial:
Commercial real estate	—	—
Commercial and industrial	—	—
Consumer loans:
Home equity	—	—
Other	—	—
	$93	$93

Allowance for Credit Losses - The following tables summarizes ACL activity, by loan portfolio segment, for the periods presented.

	For the Three Months Ended March 31, 2025
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,043	$1,583	$131	$3,757	$20,999	$241	$24,997
Charge-offs	—	—	(113)	(113)	—	(10)	(123)
Recoveries	2	—	—	2	2	5	9
Provision for credit losses	(50)	(137)	103	(84)	(825)	(4)	(913)
Ending balance	$1,995	$1,446	$121	$3,562	$20,176	$232	$23,970

	For the Six Months Ended March 31, 2025
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$1,666	$1,861	$146	$3,673	$19,154	$208	$23,035
Charge-offs	—	—	(113)	(113)	—	(27)	(140)
Recoveries	5	—	—	5	22	6	33
Provision for credit losses	324	(415)	88	(3)	1,000	45	1,042
Ending balance	$1,995	$1,446	$121	$3,562	$20,176	$232	$23,970

	For the Three Months Ended March 31, 2024
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,094	$2,948	$206	$5,248	$18,678	$252	$24,178
Charge-offs	—	—	—	—	(10)	(8)	(18)
Recoveries	3	—	—	3	—	15	18
Provision for credit losses	(25)	(155)	(11)	(191)	662	(15)	456
Ending balance	$2,072	$2,793	$195	$5,060	$19,330	$244	$24,634

	For the Six Months Ended March 31, 2024
	One- to Four-Family
		Correspondent	Bulk
	Originated	Purchased	Purchased	Total	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,149	$2,972	$207	$5,328	$18,180	$251	$23,759
Adoption of ASU 2022-02	3	1	14	18	2	—	20
Balance at October 1, 2023	2,152	2,973	221	5,346	18,182	251	23,779
Charge-offs	—	—	—	—	(10)	(15)	(25)
Recoveries	8	—	—	8	1	15	24
Provision for credit losses	(88)	(180)	(26)	(294)	1,157	(7)	856
Ending balance	$2,072	$2,793	$195	$5,060	$19,330	$244	$24,634

The key assumptions in the Company's ACL model include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at March 31, 2025. The key assumptions utilized in estimating the Company's ACL at March 31, 2025 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected an economic forecast that was the most appropriate considering the facts and circumstances at March 31, 2025. At March 31, 2025, management selected a slightly worse economic scenario to use in the discounted cash flow model than at December 31, 2024 to account for current economic conditions and future economic uncertainty related to recently issued and proposed federal government policies. The forecasted economic indices applied to the model at March 31, 2025 were the national unemployment rate, changes in commercial real estate price index, changes in home values, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at March 31, 2025 was the national unemployment rate. The forecasted national unemployment rate in the economic scenario selected by management at March 31, 2025 had the national unemployment rate remaining at 5.3% through March 31, 2026, which was the end of our four-quarter forecast time period.
•Forecast and reversion to mean time periods - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at March 31, 2025.
•Prepayment and curtailment assumptions - The assumptions used at March 31, 2025 were generally based on actual historical prepayment and curtailment speeds, adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary for each respective loan pool in the model.
•Qualitative factors - Management applied qualitative factors at March 31, 2025 to account for large dollar commercial loan concentrations and potential risk of loss in market value for newer one- to four-family loans. These qualitative factors were applied to account for credit risks not fully reflected in the discounted cash flow model.
◦The Company's commercial real estate and construction loans generally have low LTV ratios and strong DSCRs which serve as indicators that losses in the commercial real estate and construction loan portfolios might be unlikely; however, because there is uncertainty surrounding the nature, timing and amount of expected losses, management believes that in the event of a realized loss within the large dollar commercial loan pools, the magnitude of such a loss could be significant. The large dollar commercial loan concentration qualitative factor addresses the risk associated with a large dollar relationship deteriorating due to a loss event. As part of its analysis, management considered external data including historical commercial real estate price index trending information from a variety of sources to help determine the amount of this qualitative factor.
◦For one- to four-family loans, management believes there is potential risk of loss in market value for newer originations where property values have not experienced price appreciation like more seasoned loans in our portfolio and applied a qualitative factor to account for this risk. To determine the appropriate amount of the one- to four-family loan qualitative factor as of March 31, 2025, management considered external historical home price index trending information, along with the Bank's recent origination/purchase activity, historical loan loss experience and portfolio balance trending, the one-to four-family loan portfolio composition with regard to loan size, and management's knowledge of the Bank's loan portfolio and the one- to four-family lending industry.

Reserve for Off-Balance Sheet Credit Exposures - At March 31, 2025 and September 30, 2024, the Bank's off-balance sheet credit exposures totaled $831.9 million and $826.5 million, respectively.

The following table summarizes the change in reserve for off-balance sheet credit exposures during the periods indicated. The provision for the three months ended March 31, 2025 was due primarily to an increase in the balance of commercial off-balance sheet credit exposures, mainly related to commitments that are expected to fund during the June 30, 2025 quarter. The increase in the reserve for off-balance sheet credit exposures was entirely offset by the release of provision for credit losses related to the ACL for loans, resulting in no impact to the provision for credit losses for the quarter ended March 31, 2025. The increase in the reserve for off-balance sheet credit exposures as of March 31, 2025 compared to March 31, 2024 was due primarily to an increase in commercial off-balance sheet credit exposures between periods.

	For the Three Months Ended		For the Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(Dollars in thousands)
Beginning balance	$4,725	$3,834	$6,003	$4,095
Adoption of ASU 2022-02	—	—	—	16
Provision for credit losses	913	(155)	(365)	(432)
Ending balance	$5,638	$3,679	$5,638	$3,679

5. BORROWED FUNDS
FHLB Borrowings and Interest Rate Swaps - As of March 31, 2025 and September 30, 2024, the Bank held interest rate swap agreements with a total notional amount of $200.0 million in order to hedge the variable cash flows associated with $200.0 million of adjustable-rate FHLB advances. At March 31, 2025 and September 30, 2024, the interest rate swap agreements had an average remaining term to maturity of 1.8 years and 2.3 years, respectively. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At March 31, 2025 and September 30, 2024, the interest rate swaps were in a gain position with a total fair value of $2.7 million and $2.1 million, respectively, which was reported in other assets on the consolidated balance sheet. During the three and six months ended March 31, 2025, $554 thousand and $1.3 million, respectively, was reclassified from AOCI as a decrease to interest expense. During the three and six months ended March 31, 2024, $1.7 million and $3.6 million, respectively, was reclassified from AOCI as a decrease to interest expense. At March 31, 2025, the Company estimated that $1.5 million of interest expense associated with the interest rate swaps would be reclassified from AOCI as a decrease to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank held cash collateral of $3.0 million and $2.1 million at March 31, 2025 and September 30, 2024, respectively.

In April 2025, the Bank prepaid fixed-rate FHLB advances totaling $200.0 million with a weighted average contractual interest rate of 4.70% and a weighted average remaining term of 0.6 years, and replaced these advances with fixed-rate FHLB advances totaling $200.0 million with a weighted average contractual interest rate of 3.83% and a weighted average term of 2.5 years. The Bank paid penalties of $547 thousand to FHLB as a result of prepaying these advances. The prepayment penalties will be recognized in interest expense over the life of the new FHLB advances. The weighted average effective interest rate of the new advances was 3.93%.

6. INCOME TAXES
At March 31, 2025 and September 30, 2024, the Company had a net operating loss deferred income tax asset of $23.6 million and $30.5 million, respectively. The gross federal and state net operating loss amount at March 31, 2025 was $97.0 million, which will carry forward indefinitely. The net operating loss will be applied to the Company's taxable income, subject to federal and state regulations regarding net operation loss usage limitations, until such time as it is fully utilized. Additionally, the Company had a $17.1 million and $12.8 million deferred tax asset related to the Bank's low income housing tax credits as of March 31, 2025 and September 30, 2024, respectively. These credits are not currently able to be utilized due to income tax return income limitations. Federal tax credits carry forward for 20 years.

The Company assesses the available positive and negative evidence surrounding the recoverability of its deferred tax assets and applies its judgment in estimating the amount of the valuation allowance necessary under the circumstances. At March 31, 2025 and September 30, 2024, the Company had a valuation allowance of $33 thousand and $27 thousand, respectively, related to the net operating losses generated by the Company's consolidated Kansas corporate income tax return as management believes there will not be sufficient taxable income to fully utilize these deferred tax assets before they begin to expire in 2028 and thereafter. For this reason, a valuation allowance was recorded for the related amounts at March 31, 2025 and September 30, 2024. No additional valuation allowances were recorded for the Company's other deferred tax assets as management believes it is more likely than not that these amounts will be realized through the reversal of the Company's existing taxable temporary differences and projected future taxable income.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The Company primarily uses prices obtained from third-party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third-party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third-party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third-party pricing service when determining the fair value of its securities during the six months ended March 31, 2025 or during fiscal year 2024. The Company's major security types, based on the nature and risks of the securities, are:

•MBS - The majority of these securities are issued by GSEs. Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•GSE debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•Corporate Bonds and Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values obtained from the counterparty during the six months ended March 31, 2025 or during fiscal year 2024. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2025 or September 30, 2024.

	March 31, 2025
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$887,755	$—	$887,755	$—
GSE debentures	69,998	—	69,998	—
Corporate bonds	3,664	—	3,664	—
	961,417	—	961,417	—
Interest rate swaps	2,652	—	2,652	—
	$964,069	$—	$964,069	$—

	September 30, 2024
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$783,573	$—	$783,573	$—
GSE debentures	69,305	—	69,305	—
Corporate bonds	3,388	—	3,388	—
	856,266	—	856,266	—
Interest rate swaps	2,103	—	2,103	—
	$858,369	$—	$858,369	$—

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

Loans Receivable - Collateral dependent assets are assets evaluated on an individual basis. Those collateral dependent assets that are evaluated on an individual basis are considered financial assets measured at fair value on a non-recurring basis. The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during the six months ended March 31, 2025 and 2024 that were still held in the portfolio as of March 31, 2025 and 2024 was $50.2 million and $1.2 million, respectively. Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the six months ended March 31, 2025 and March 31, 2024 were downward adjustments to the book value of the collateral for lack of marketability. During the six months ended March 31, 2025, the adjustments ranged from 10% to 99%, with a weighted average of 22%. During the six months ended March 31, 2024, the adjustments ranged from 5% to 100%, with a weighted average of 16%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value. The fair value for one- to four-family OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for one- to four-family OREO was the appraisal or listing price. There was no one- to four-family OREO measured on a non-recurring basis during the six months ended March 31, 2025. The fair value of one- to four-family OREO measured on a non-recurring basis during the six months ended March 31, 2024 was $67 thousand. The carrying value of the properties equaled the fair value of the properties at March 31, 2024.

For commercial OREO, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable input for commercial OREO is downward adjustments to book value of the collateral for lack of marketability. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. There was no commercial OREO measured on a non-recurring basis during the six months ended March 31, 2025 and 2024.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	March 31, 2025
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$340,389	$340,389	$340,389	$—	$—
AFS securities	961,417	961,417	—	961,417	—
Loans receivable	7,875,905	7,562,591	—	—	7,562,591
FHLB stock	99,334	99,334	99,334	—	—
Interest rate swaps	2,652	2,652	—	2,652	—
Liabilities:
Deposits	6,372,545	6,371,893	3,460,099	2,911,794	—
Borrowings	2,142,956	2,133,424	—	2,133,424	—

	September 30, 2024
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$217,307	$217,307	$217,307	$—	$—
AFS securities	856,266	856,266	—	856,266	—
Loans receivable	7,907,338	7,660,535	—	—	7,660,535
FHLB stock	101,175	101,175	101,175	—	—
Interest rate swaps	2,103	2,103	—	2,103	—
Liabilities:
Deposits	6,129,982	6,135,652	3,164,672	2,970,980	—
Borrowings	2,179,564	2,169,403	—	2,169,403	—

8. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods indicated.

	For the Three Months Ended March 31, 2025
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$8,290	$3,272	11,562
Other comprehensive income (loss), before reclassifications	6,750	(706)	6,044
Amount reclassified from AOCI, net of taxes of $177	—	(554)	(554)
Other comprehensive income (loss)	6,750	(1,260)	5,490
Ending balance	$15,040	$2,012	17,052

	For the Six Months Ended March 31, 2025
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$20,032	$1,595	$21,627
Other comprehensive income (loss), before reclassifications	(4,992)	1,669	(3,323)
Amount reclassified from AOCI, net of taxes of $399	—	(1,252)	(1,252)
Other comprehensive income (loss)	(4,992)	417	(4,575)
Ending balance	$15,040	$2,012	$17,052

	For the Three Months Ended March 31, 2024
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$14,251	$4,904	$19,155
Other comprehensive income (loss), before reclassifications	(5,471)	2,521	(2,950)
Amount reclassified from AOCI, net of taxes of $542	—	(1,678)	(1,678)
Other comprehensive income (loss)	(5,471)	843	(4,628)
Ending balance	$8,780	$5,747	$14,527

	For the Six Months Ended March 31, 2024
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(1,142)	$9,842	$8,700
Other comprehensive income (loss), before reclassifications	11,110	(477)	10,633
Amount reclassified from AOCI, net of taxes of $1,168	—	(3,618)	(3,618)
Reclassification adjustment for gross gains on AFS securities included in net income, net of taxes of $383	(1,188)	—	(1,188)
Other comprehensive income (loss)	9,922	(4,095)	5,827
Ending balance	$8,780	$5,747	$14,527

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
•our ability to generate a sufficient volume of loans in order to maintain the loan portfolio balance at a level desired by management;
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
•the potential imposition of new or increased tariffs or changes to existing trade policies that would affect economic activity or specific industry sectors;
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

The Company recognized net income of $30.8 million, or $0.24 per share, for the current year six month period, compared to net income of $16.3 million, or $0.12 per share, for the prior year six month period. The lower net income in the prior year six month period was primarily a result of the net losses on the sale of securities associated with the securities strategy. See additional discussion regarding the securities strategy in the "Securities Strategy to Improve Earnings" section below. Excluding the effects of the net loss associated with the securities strategy, EPS would have been $0.20 for the prior year six month period. The increase in EPS excluding the effects of the net loss associated with the securities strategy was due primarily to higher net interest income in the current year six month period.

The net interest margin increased 13 basis points, from 1.76% for the prior year six month period to 1.89% for the current year six month period. The increase was due mainly to higher yields on loans and the continued shift of loan balances from the one- to four-family loan portfolio to the higher yielding commercial loan portfolio, which outpaced the increase in the cost of deposits, largely in retail certificates of deposit.

The Bank continues to transition from a retail oriented financial institution to one with an increasing focus on commercial customers. The Bank is active in local markets for lending, commercial deposit and treasury management relationships, even when the lending opportunity may be for locations outside of the Bank's and the customers' local footprint. For the remainder of fiscal year 2025, it is anticipated that the Bank's net interest margin will continue to improve, assuming the continuation of decreasing deposit costs and increasing yields on our loan portfolio. All areas of the Bank's operations continue to focus on the management of costs.

The Company's efficiency ratio was 59.23% for the current year six month period compared to 74.29% for the prior year six month period. Excluding the net losses from the securities strategy, the efficiency ratio would have been 63.28% for the prior year six month period. The improvement in the efficiency ratio, excluding the net losses from the securities strategy, was due primarily to higher net interest income compared to the prior year six month period. The Company's operating expense ratio (annualized) for the current year six month period was 1.18%, unchanged from the prior year six month period.

Total assets were $9.72 billion at March 31, 2025, a $190.6 million increase from September 30, 2024, due mainly to increases in cash and cash equivalents and securities, partially offset by a decrease in the loan portfolio. The one- to four-family loan portfolio decreased $186.9 million during the current year six month period, partially offset by commercial loan growth of $159.3 million, primarily in the commercial real estate portfolio.

Total deposits were $6.37 billion at March 31, 2025, a $242.6 million increase from September 30, 2024. The increase was due primarily to the Bank's high yield savings account offering and retail checking accounts, partially offset by a decrease in retail certificates of deposit. Management has continued to focus on retaining and growing deposits through the Bank's high yield savings account product, which as of March 31, 2025 had an annual percentage yield of 4.30% for accounts meeting the account criteria, including a $10 thousand balance minimum.

Total borrowings were $2.14 billion at March 31, 2025, a $36.6 million decrease from September 30, 2024. The decrease was due to principal payments made on the Bank's amortizing FHLB advances. Management estimates that the Bank had $2.96 billion in liquidity available at March 31, 2025 based on the Bank's blanket collateral agreement with FHLB and unencumbered securities.

Stockholders' equity totaled $1.04 billion at March 31, 2025, an increase of $4.8 million from September 30, 2024. As of March 31, 2025, the Bank's capital ratios exceeded the well-capitalized requirements. The Bank's community bank leverage ratio ("CBLR") as of March 31, 2025 was 9.5%.

The Bank's asset quality remains strong, reflected in the continued low level of loan delinquency and charge-off ratios. At March 31, 2025, loans 30 to 89 days delinquent were 0.18% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.12% of total loans receivable, net. See "Asset Quality - Delinquent and nonaccrual loans and OREO" below for additional discussion. During the current year six month period, net charge-offs were $107 thousand.

At March 31, 2025 the gap between the Bank's amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.11) billion, or (11.4)% of total assets, compared to $(1.51) billion, or (15.8)% of total assets, at September 30, 2024. As of March 31, 2025, the Bank exceeded internal policy thresholds for sensitivity to changes in interest rates. See additional discussion in "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk."

Securities Strategy to Improve Earnings
In October 2023, the Company initiated a securities strategy (the "securities strategy") by selling $1.30 billion of securities, representing 94% of its securities portfolio. Since the Company did not have the intent to hold the $1.30 billion of securities to maturity at September 30, 2023, the Company recognized an impairment loss on those securities of $192.6 million which was reflected in the Company's financial statements for the quarter and fiscal year ended September 30, 2023. The securities strategy allowed the Company to improve its earnings stream going forward, beginning in the quarter ended December 31, 2023, by redeploying most of the proceeds into then current market rate securities and to provide liquidity to deleverage the balance sheet utilizing the remaining proceeds. During the quarter ended December 31, 2023, the Company completed the sale of securities and recognized $13.3 million ($10.0 million net of tax), or $0.08 per share, of additional loss. See additional information regarding the impact of the securities strategy on our financial measurements in "Average Balance Sheets" below. The $1.30 billion of securities sold had a weighted average yield of 1.22% and an average duration of 3.6 years. With the proceeds from the sale of the securities, the Company purchased $632.0 million of securities yielding 5.75%, paid down $500.0 million of borrowings with a weighted average cost of 4.70%, and held the remaining cash at the FRB of Kansas City earning interest at the reserve balance rate until such time as it could be used to fund commercial activity or for other Bank operations.

Strategic Banking Initiatives

Management continues to focus on strategically growing commercial banking through the alignment of technology, people, products and services. Management believes we will be successful in this initiative as we are focusing on the financial needs of growing companies and small businesses and pairing these companies with experienced relationship managers who offer a broad range of customized services, digital platforms and sophisticated cash management tools tailored to their businesses. Leveraging our new technology and organizational structure to quickly respond to customer needs in the sales pipeline is central to our growth strategy for commercial deposits. We expect that commercial loan growth will continue to be driven by prospecting for new relationships and maintaining and expanding existing relationships. Strong credit quality remains a priority for the Bank as it seeks to grow commercial lending, and we are now able to offer a full suite of treasury management products to service these new and existing lending relationships.

During the current quarter we implemented and began utilizing commercial loan pricing and profitability software which provides pricing and profitability based on the full customer banking relationship. Management intends to implement additional modules associated with the software during the remainder of fiscal year 2025 that should provide market insight regarding competitor pricing to assist loan officers when preparing a loan offering for a customer.

We see many opportunities to grow our non-interest bearing deposit base and diversify fee-based revenue streams through growth not only in treasury management services, but also trust and wealth management services, and small business banking. We have a team of bankers focused on the deposit and loan needs of small businesses in our market area. Early in the June 30, 2025 quarter, we plan to launch additional new checking products and digital banking services specifically designed for small businesses.

As part of this growth strategy, we intend to create a seamless digital banking experience for all customers, which we believe will better enable the Bank to attract and retain deposits. This includes the new deposit account onboarding platform implemented in November 2024 and digital banking enhancements for debit cardholders which is projected to be implemented in the fourth quarter of fiscal year 2025.

Management continues to actively evaluate new and additional services for commercial and small businesses to provide services they need and grow the Bank's fee revenue streams.

Financial Condition
The following table summarizes the Company's financial condition at the dates indicated.

			Annualized		Annualized
	March 31,	December 31,	Percent	September 30,	Percent
	2025	2024	Change	2024	Change
	(Dollars and shares in thousands)
Total assets	$9,718,184	$9,538,167	7.5%	$9,527,608	4.0%
AFS securities	961,417	861,501	46.4	856,266	24.6
Loans receivable, net	7,875,905	7,953,556	(3.9)	7,907,338	(0.8)
Deposits	6,372,545	6,206,117	10.7	6,129,982	7.9
Borrowings	2,142,956	2,163,775	(3.8)	2,179,564	(3.4)
Stockholders' equity	1,037,110	1,026,939	4.0	1,032,270	0.9
Equity to total assets at end of period	10.7%	10.8%		10.8%
Average number of basic shares outstanding	130,026	129,973	0.2	129,918	0.2
Average number of diluted shares outstanding	130,026	129,973	0.2	129,918	0.2

Loans receivable, net decreased $77.7 million during the current quarter. The loan portfolio mix continued to shift from one- to four-family loans to commercial loans during the current quarter, with a $96.0 million decrease in one- to four-family loans, partially offset by commercial loan growth of $21.8 million. Management expects the Bank's one- to four-family originated loan portfolio will continue to decrease as the affordability of housing remains challenging and there is a limited supply of homes for sale.

Deposits increased $166.4 million, or 10.7% annualized, during the current quarter due mainly to the Bank's high yield savings account offering, which increased $112.4 million during the quarter, to $284.1 million at March 31, 2025. Management has continued to focus on retaining and growing deposits through its high yield savings account product.

Excess cash flows generated from the one- to four-family portfolio and from deposit growth are currently being used to fund commercial loan growth or being held as operating cash to accommodate near-term funding needs for commercial loan activities and to repay borrowings coming due early in the June 30, 2025 quarter.

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated.

	March 31, 2025		December 31, 2024		September 30, 2024
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,863,882	3.68%	$3,907,809	3.64%	$3,941,952	3.60%
Correspondent purchased	2,117,232	3.48	2,163,847	3.48	2,212,587	3.48
Bulk purchased	119,914	3.09	123,029	2.97	127,161	2.80
Construction	16,782	6.53	19,165	6.35	22,970	6.05
Total	6,117,810	3.61	6,213,850	3.58	6,304,670	3.55
Commercial:
Commercial real estate	1,340,539	5.50	1,353,482	5.48	1,191,624	5.43
Commercial and industrial	135,884	6.74	131,267	6.66	129,678	6.66
Construction	191,904	6.12	161,744	6.14	187,676	6.40
Total	1,668,327	5.67	1,646,493	5.64	1,508,978	5.65
Consumer loans:
Home equity	99,049	8.12	103,006	8.31	99,988	8.90
Other	9,434	5.87	9,680	5.77	9,615	5.72
Total	108,483	7.93	112,686	8.09	109,603	8.62
Total loans receivable	7,894,620	4.10	7,973,029	4.07	7,923,251	4.02

Less:
ACL	23,970		24,997		23,035
Deferred loan fees/discounts	30,276		30,973		30,336
Premiums/deferred costs	(35,531)		(36,497)		(37,458)
Total loans receivable, net	$7,875,905		$7,953,556		$7,907,338

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

	For the Three Months Ended		For the Six Months Ended
	March 31, 2025		March 31, 2025		March 31, 2024
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)
Beginning balance	$7,973,029	4.07%	$7,923,251	4.02%	$7,984,381	3.76%
Originated and refinanced	121,990	6.87	387,721	6.79	187,721	7.06
Purchased and participations	—	—	69,790	7.21	27,944	7.82
Change in undisbursed loan funds	37,061		71		117,888
Repayments	(237,346)		(486,106)		(424,976)
Principal (charge-offs)/recoveries, net	(114)		(107)		(1)
Other	—		—		(225)
Ending balance	$7,894,620	4.10	$7,894,620	4.10	$7,892,732	3.86

The following table presents loan origination, refinance, and participation activity for the periods indicated, excluding endorsement activity, along with associated weighted average rates and percent of total. Commercial loan renewals are not included in the activity in the following table except to the extent new funds are disbursed at the time of renewal. Loan originations, participations, and refinances are reported together.

	For the Six Months Ended
	March 31, 2025			March 31, 2024
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Commercial:
Commercial real estate
Fixed-rate	$29,808	7.02%	6.5%	$1,156	7.28%	0.5%
Adjustable-rate	141,870	6.82	31.0	15,506	6.13	7.2
	171,678	6.85	37.5	16,662	6.21	7.7
Commercial and industrial
Fixed-rate	21,632	7.40	4.7	12,432	6.98	5.8
Adjustable-rate	11,040	7.37	2.4	7,983	7.69	3.7
	32,672	7.39	7.1	20,415	7.26	9.5
Commercial construction
Fixed-rate	1,135	8.00	0.3	3,632	7.07	1.7
Adjustable-rate	93,269	7.40	20.4	36,641	8.23	17.0
	94,404	7.40	20.7	40,273	8.12	18.7
Total commercial
Fixed-rate	52,575	7.19	11.5	17,220	7.02	8.0
Adjustable-rate	246,179	7.06	53.8	60,130	7.61	27.9
	298,754	7.08	65.3	77,350	7.48	35.9

Consumer:
One- to four-family
Fixed-rate	108,697	6.06	23.8	77,119	6.66	35.8
Adjustable-rate	26,223	6.25	5.7	37,726	6.42	17.5
	134,920	6.10	29.5	114,845	6.58	53.3
Home equity and other
Fixed-rate	4,008	8.19	0.9	5,660	8.46	2.6
Adjustable-rate	19,829	8.27	4.3	17,810	9.12	8.2
	23,837	8.25	5.2	23,470	8.96	10.8
Total consumer
Fixed-rate	112,705	6.14	24.6	82,779	6.78	38.4
Adjustable-rate	46,052	7.12	10.1	55,536	7.29	25.7
	158,757	6.42	34.7	138,315	6.98	64.1

Total commercial and consumer
Fixed-rate	165,280	6.47	36.1	99,999	6.82	46.4
Adjustable-rate	292,231	7.07	63.9	115,666	7.46	53.6
	$457,511	6.85	100.0%	$215,665	7.16	100.0%

Commercial participations included above:
Fixed-rate	24,500	7.00		3,500	7.00
Adjustable-rate	45,290	7.32		20,947	8.27
	$69,790	7.21		$24,447	8.09

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average LTV ratio, and average balance per loan as of March 31, 2025. Credit scores were updated in September 2024 from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,863,882	63.1%	3.68%	771	58%	$169
Correspondent purchased	2,117,232	34.6	3.48	767	62	398
Bulk purchased	119,914	2.0	3.09	773	53	276
Construction	16,782	0.3	6.53	771	46	323
	$6,117,810	100.0%	3.61	770	59	213
The following table presents origination and refinance activity in our one- to four-family loan portfolio, excluding endorsement activity, along with the weighted average rate, weighted average LTV and weighted average credit score for the time periods presented.

For the Three Months Ended				For the Six Months Ended
March 31, 2025				March 31, 2025
			Credit				Credit
Amount	Rate	LTV	Score	Amount	Rate	LTV	Score
(Dollars in thousands)
$53,375	6.32%	74%	769	$134,920	6.10%	73%	767

The following table presents the amount and weighted average rate of one- to four-family loan origination and refinance commitments as of March 31, 2025.

Amount	Rate
(Dollars in thousands)
$49,489	6.46%

Commercial Loans - The table below presents commercial loan origination and purchase activity for the time periods presented. For commercial real estate and commercial construction loans, the LTV ratio is calculated using the gross loan amount (composed of unpaid principal and undisbursed amounts) and the collateral value at the time of origination. For existing real estate, the "as is" value is used. If the property is to be constructed, the "as completed" value of the collateral is utilized. The DSCR is calculated based on historical borrower performance, or projected borrower performance for newly formed entities with no performance history.

	For the Three Months Ended March 31, 2025
	Originated		Participation		Total		Weighted	Weighted
	Amount	Rate	Amount	Rate	Amount	Rate	LTV	DSCR
	(Dollars in thousands)
Commercial real estate	$24,128	6.94%	$—	—%	$24,128	6.94%	67.6%	1.52x
Commercial and industrial	5,987	7.29	—	—	5,987	7.29	N/A	3.91
Commercial construction	27,363	7.23	—	—	27,363	7.23	66.8	2.00
	$57,478	7.11	$—	—	$57,478	7.11	67.2	1.99

	For the Six Months Ended March 31, 2025
	Originated		Participation		Total		Weighted	Weighted
	Amount	Rate	Amount	Rate	Amount	Rate	LTV	DSCR
	(Dollars in thousands)
Commercial real estate	$144,873	6.81%	$26,804	7.04%	$171,677	6.85%	58.2%	1.81x
Commercial and industrial	32,673	7.39	—	—	32,673	7.39	N/A	3.96
Commercial construction	51,418	7.48	42,986	7.31	94,404	7.40	75.4	1.75
	$228,964	7.05	$69,790	7.21	$298,754	7.08	64.3	2.02

The following table presents commercial loan disbursements, excluding lines of credit, during the six months ended March 31, 2025.

	Amount	Rate
	(Dollars in thousands)
Commercial real estate	$179,930	6.61%
Commercial and industrial	16,843	7.36
Commercial construction	87,101	6.31
	$283,874	6.57

The following table presents the Bank's commercial real estate and commercial construction loans by type of primary collateral as of the dates indicated. Management anticipates fully funding the majority of the undisbursed amounts as most are not cancellable by the Bank. At March 31, 2025, the unpaid principal balance of non-owner occupied commercial real estate loans was $1.01 billion and the unpaid principal balance of owner occupied commercial real estate loans was $163.4 million, both of which are included in the table below.

	March 31, 2025				December 31, 2024	September 30, 2024
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Hotel	24	$392,961	$52,524	$445,485	$432,647	$323,396
Multi-family	34	204,276	152,792	357,068	386,341	359,707
Senior housing	37	342,007	2,490	344,497	345,812	332,334
Retail building	131	271,536	48,244	319,780	336,135	316,261
Office building	77	126,617	540	127,157	128,410	127,961
One- to four-family property	316	60,169	5,008	65,177	63,879	63,416
Warehouse/manufacturing	49	36,822	6,742	43,564	34,569	34,656
Single use building	28	35,204	262	35,466	40,061	43,438
Land	26	34,662	193	34,855	15,615	32,943
Other	37	28,189	1,186	29,375	30,110	29,070
	759	$1,532,443	$269,981	$1,802,424	$1,813,579	$1,663,182

Weighted average rate		5.58%	6.82%	5.76%	5.75%	5.77%

The following table presents management's funding expectations for the Bank's commercial real estate and commercial construction undisbursed amounts and commitments outstanding as of March 31, 2025. Due to the nature of a revolving line of credit, management is unable to project funding expectations for those balances so those amounts are presented separately from management's funding expectations. The majority of the $136.5 million of commitments expected to fund during the June 30, 2025 quarter are related to hotel loans. Management has decided that it will continue to lend to existing borrowing relationships secured by hotels but is not taking on new relationships for hotel lending. Existing hotel lending opportunities in our pipeline will continue to be evaluated. Management believes that our intended level of concentration in this category of lending will be met with our existing portfolio and pipeline opportunities.

	Projected Disbursements for the Quarters Ending				Revolving
	June 30, 2025	September 30, 2025	December 31, 2025	Thereafter	Lines of Credit	Total
	(Dollars in thousands)
Undisbursed amounts	$98,394	$82,063	$49,769	$35,696	$4,059	$269,981
Commitments	136,516	5,750	13,500	20,400	10,419	186,585
	$234,910	$87,813	$63,269	$56,096	$14,478	$456,566

Weighted average rate	6.84%	6.89%	7.10%	7.01%	7.06%	6.92%

The following table summarizes the Bank's commercial real estate and commercial construction loans by state as of the dates indicated.

	March 31, 2025				December 31, 2024	September 30, 2024
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Kansas	561	$604,141	$105,148	$709,289	$709,162	$713,437
Texas	19	288,485	30,666	319,151	330,283	348,066
Missouri	129	257,626	41,459	299,085	305,835	313,146
California	4	83,441	11,989	95,430	81,451	15,040
New York	1	60,000	—	60,000	60,000	60,000
Colorado	9	44,953	10,181	55,134	60,805	50,017
Tennessee	3	39,248	1,353	40,601	40,782	35,973
Nebraska	7	11,519	27,139	38,658	59,406	32,422
Arizona	5	10,778	25,663	36,441	36,446	15,452
Arkansas	4	36,322	—	36,322	36,491	36,588
Other	17	95,930	16,383	112,313	92,918	43,041
	759	$1,532,443	$269,981	$1,802,424	$1,813,579	$1,663,182

The following table presents the Bank's commercial real estate and commercial construction loans by unpaid principal balance, aggregated by type of primary collateral and state, along with weighted average LTV ratio and weighted average DSCR as of March 31, 2025. The LTV ratio is calculated using the gross loan amount (composed of unpaid principal and undisbursed amounts) as of March 31, 2025 and the most current collateral value available, which is most often the value at origination/purchase. The DSCR is calculated at the time of origination, and is updated at the time of subsequent loan renewals, financial reviews (for applicable loans and lending relationships), and any other time management is aware of changes that may impact the DSCR. The DSCR presented in the table below is based on the DSCR at the time of origination unless an updated DSCR has been calculated. Commercial loans that have an outstanding balance of $1.5 million or more, or borrowing relationships with a total relationship exposure of $5.0 million or more are reviewed no less often than annually to monitor financial performance.

							Weighted	Weighted
	Kansas	Texas	Missouri	California	Other	Total	LTV	DSCR
	(Dollars in thousands)
Hotel	$42,855	$140,564	$9,518	$80,563	$119,461	$392,961	54.9%	1.43x
Senior housing	176,234	—	109,022	—	56,751	342,007	70.6	1.44
Retail building	85,072	67,486	48,237	—	70,741	271,536	62.9	2.09
Multi-family	135,389	19,177	49,171	—	539	204,276	63.6	1.30
Office building	57,220	60,358	8,700	—	339	126,617	51.7	1.89
One- to four-family property	44,345	—	6,438	—	9,386	60,169	55.9	2.71
Warehouse/manufacturing	31,116	—	2,442	—	3,264	36,822	58.1	3.02
Single use building	13,488	—	18,463	2,878	375	35,204	61.5	1.87
Land	6,286	900	738	—	26,738	34,662	70.6	3.97
Other	12,136	—	4,897	—	11,156	28,189	56.8	2.00
	$604,141	$288,485	$257,626	$83,441	$298,750	$1,532,443	61.4	1.73

Weighted LTV	64.0%	55.5%	66.5%	49.2%	60.6%	61.4%
Weighted DSCR	1.88x	1.69x	1.70x	1.50x	1.58x	1.73x

The following table presents the Bank's commercial loan portfolio and outstanding loan commitments, categorized by aggregate gross loan amount (unpaid principal plus undisbursed amounts) or outstanding loan commitment amount and average loan amount, as of March 31, 2025. For loans and commitments over $50.0 million, $267.4 million was related to hotels in Arizona, California, New York, and Texas, $143.1 million was related to multi-family properties in Kansas, and $60.0 million was related to an office building in Texas.

		Gross Loan
		and Commitment	Average	Weighted	Weighted
	Count	Amounts	Amount	LTV	DSCR
	(Dollars in thousands)
Greater than $50 million	7	$470,423	$67,203	53.8%	1.36x
>$30 to $50 million	7	260,597	37,228	62.2	1.55
>$20 to $30 million	16	388,792	24,300	67.4	1.41
>$15 to $20 million	8	138,665	17,333	63.6	1.42
>$10 to $15 million	12	145,313	12,109	70.4	1.80
>$5 to $10 million	27	192,300	7,122	64.3	1.77
$1 to $5 million	116	268,098	2,311	60.4	2.07
Less than $1 million	576	124,822	217	53.9	3.12
	769	$1,989,010	2,586	61.4	1.68

The following table summarizes the Bank's commercial and industrial loans by loan purpose as of the dates indicated. As of March 31, 2025, the Bank also had four commercial and industrial loan commitments totaling $4.2 million, at a weighted average rate of 7.00%.

	March 31, 2025				December 31, 2024	September 30, 2024
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Working capital	162	$51,930	$33,283	$85,213	$86,186	$74,097
Purchase/refinance business assets	53	40,724	504	41,228	42,066	37,950
Finance/lease vehicle	230	24,998	2,775	27,773	26,655	28,318
Purchase equipment	66	13,440	9,579	23,019	23,472	15,457
Other	20	4,792	2,537	7,329	8,143	7,735
	531	$135,884	$48,678	$184,562	$186,522	$163,557

Weighted average rate		6.74%	7.19%	6.86%	6.83%	6.89%

Asset Quality

Delinquent and nonaccrual loans and OREO. The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at March 31, 2025, 64% were 59 days or less delinquent. The decrease in 30-89 day delinquent commercial real estate loans as of March 31, 2025 was due primarily to a $15.5 million Community Reinvestment Act loan that was paid current during the current quarter.

	Loans Delinquent for 30 to 89 Days at:
	March 31,		December 31,		September 30,
	2025		2024		2024
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	73	$8,072	79	$9,768	69	$8,884
Correspondent purchased	9	2,928	11	2,988	12	3,049
Bulk purchased	3	179	1	32	2	68
Commercial:
Commercial real estate	5	2,472	7	18,373	11	2,996
Commercial and industrial	2	348	1	125	4	391
Consumer	24	441	35	679	35	642
	116	$14,440	134	$31,965	133	$16,030

Loans 30 to 89 days delinquent
to total loans receivable, net		0.18%		0.40%		0.20%

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

	Nonaccrual Loans and OREO at:
	March 31,		December 31,		September 30,
	2025		2024		2024
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	30	$2,814	26	$2,338	29	$2,274
Correspondent purchased	7	1,965	8	3,843	8	4,024
Bulk purchased	3	620	4	1,256	5	1,535
Commercial:
Commercial real estate	11	3,315	7	2,038	7	1,163
Commercial and industrial	4	376	3	309	2	82
Consumer	19	473	22	356	20	436
	74	9,563	70	10,140	71	9,514

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.12%		0.13%		0.12%

Nonaccrual loans less than 90 Days Delinquent:(1)
Commercial:
Commercial real estate	5	$1,128	6	$1,096	3	$326
Commercial and industrial	2	142	1	125	2	252
	7	1,270	7	1,221	5	578
Total nonaccrual loans	81	10,833	77	11,361	76	10,092

Nonaccrual loans as a percentage of total loans		0.14%		0.14%		0.13%

OREO:
One- to four-family:
Originated(2)	—	$—	—	$—	1	$55
	—	—	—	—	1	55
Total non-performing assets	81	$10,833	77	$11,361	77	$10,147

Non-performing assets as a percentage of total assets		0.11%		0.12%		0.11%

(1)Includes loans required to be reported as nonaccrual pursuant to internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing ten percent or more of the total amount of our one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV ratios for loans 90 or more days delinquent or in foreclosure at March 31, 2025. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. At March 31, 2025, potential losses, after taking into consideration anticipated private mortgage insurance proceeds and estimated selling costs, have been charged-off.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,407,773	55.7%	$5,896	52.7%	$2,645	49.0%	44%
Missouri	1,052,045	17.2	4,000	35.8	669	12.4	62
Other states	1,657,992	27.1	1,283	11.5	2,085	38.6	59
	$6,117,810	100.0%	$11,179	100.0%	$5,399	100.0%	52

Classified loans. The following table presents the amortized cost of loans classified as special mention or substandard at the dates presented. The increase in commercial real estate substandard loans at March 31, 2025 and December 31, 2024 compared to September 30, 2024 was due mainly to a participation loan for $39.0 million as of March 31, 2025 related to a hotel in Texas. The property is taking longer than projected to stabilize and the borrower is not meeting the debt service coverage loan covenant required by the loan agreement. The borrower projects improved occupancy and cash flow during the remainder of calendar year 2025 and expects the project to fully stabilize during calendar year 2026. As of March 31, 2025, the LTV on this loan was 47% and the loan was not delinquent.

	March 31, 2025		December 31, 2024		September 30, 2024
	Special Mention	Substandard	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$11,793	$20,340	$12,481	$22,255	$17,528	$22,715
Commercial:
Commercial real estate	8,352	45,961	15,106	42,249	16,169	2,302
Commercial and industrial	899	1,054	1,795	435	413	335
Consumer	162	566	219	512	326	487
	$21,206	$67,921	$29,601	$65,451	$34,436	$25,839

Allowance for Credit Losses. The Bank utilizes a discounted cash flow approach for estimating expected credit losses for pooled loans and loan commitments. Expected credit losses are determined by calculating projected future loss rates which are dependent upon forecasted economic indices and applying qualitative factors when deemed appropriate by management. At March 31, 2025, management selected a slightly worse economic scenario to use in the discounted cash flow model than at December 31, 2024 to account for current economic conditions and future economic uncertainty related to recently issued and proposed federal government policies. Management applied qualitative factors at March 31, 2025 to account for large dollar commercial loan concentrations and potential risk of loss in market value for newer one- to four-family loans. These qualitative factors were applied to account for credit risks not fully reflected in the discounted cash flow model. See "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and "Part 1, Item 1. Note 4. Loans Receivable and Allowance for Credit Losses" within this Quarterly Report on Form 10-Q for additional information related to the key assumptions used in the discounted cash flow model and the qualitative factors.

The distribution of our ACL and the ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below. The decrease in the ratio of the ACL to total loans as of March 31, 2025 from December 31, 2024 was due primarily to an increase in prepayment speeds on commercial real estate loans which reduced the related model-calculated ACL. The ratio of ACL to loans receivable has been generally consistent over the past three quarters. As of March 31, 2025, management believes there is risk in the economic outlook over the next several quarters but is uncertain of the direction and what the actual impact to the Bank's ACL will be as a result of that uncertainty.

	Distribution of ACL			Ratio of ACL to Loans Receivable
	March 31,	December 31,	September 30,	March 31,	December 31,	September 30,
	2025	2024	2024	2025	2024	2024
	(Dollars in thousands)
One- to four-family:
Originated	$1,980	$2,028	$1,650	0.05%	0.05%	0.04%
Correspondent purchased	1,446	1,583	1,861	0.07	0.07	0.08
Bulk purchased	121	131	146	0.10	0.11	0.11
Construction	15	15	16	0.09	0.08	0.07
Total	3,562	3,757	3,673	0.06	0.06	0.06
Commercial:
Real estate	16,998	17,812	15,719	1.27	1.32	1.32
Commercial and industrial	1,171	1,209	1,186	0.86	0.92	0.91
Construction	2,007	1,978	2,249	1.05	1.22	1.20
Total	20,176	20,999	19,154	1.21	1.28	1.27
Consumer	232	241	208	0.21	0.21	0.19
Total	$23,970	$24,997	$23,035	0.30	0.31	0.29
Historically, the Bank has maintained very low delinquency ratios and net charge-off ("NCO") rates. Over the past two years, the Bank's highest ratio of commercial loans 90 days or more delinquent to total commercial loans at a quarter end was 0.22%. The highest such ratio for one- to four-family originated and correspondent loans, combined, was 0.12%. The amount of total NCOs during the current quarter and current year six month period was $114 thousand and $107 thousand, respectively, the majority of which related to one one- to four- family bulk purchased loan. During the 10-year period ended March 31, 2025, the Bank recognized $1.2 million of total NCOs. As of March 31, 2025, the ACL balance was $24.0 million and the reserve for off-balance sheet credit exposures totaled $5.6 million, which management believes is adequate for the risk characteristics in our loan portfolio.

The Bank's commercial real estate ACL ratios in aggregate, continue to be higher than those of our peers. The following tables present the average and median commercial real estate ACL ratios for the Bank and two of the Bank's peer groups for the periods noted. The Office of the Comptroller of the Currency ("OCC") peer group consists of all savings banks with greater than $1 billion in assets, and the asset size peer group consists of all banks between $5 billion and $15 billion in asset size. The peer group information is sourced from the respective peers' Call Reports.

Average	March 2023	June 2023	September 2023	December 2023	March 2024	June 2024	September 2024	December 2024	March 2025
Bank	1.28%	1.45%	1.57%	1.58%	1.60%	1.57%	1.32%	1.32%	1.27%
OCC	1.21%	1.22%	1.21%	1.14%	1.10%	1.11%	1.10%	1.12%	N/A
Asset Size	1.17%	1.18%	1.22%	1.15%	1.15%	1.16%	1.18%	1.18%	N/A

Median	March 2023	June 2023	September 2023	December 2023	March 2024	June 2024	September 2024	December 2024	March 2025
Bank	1.28%	1.45%	1.57%	1.58%	1.60%	1.57%	1.32%	1.32%	1.27%
OCC	1.00%	0.98%	1.03%	1.00%	0.98%	1.02%	0.99%	1.06%	N/A
Asset Size	1.12%	1.11%	1.12%	1.08%	1.10%	1.06%	1.08%	1.09%	N/A
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

	At or For the Six Months Ended
	March 31, 2025	March 31, 2024
	(Dollars in thousands)
Balance at beginning of period	$23,035	$23,759
ASU 2022-02 Adoption		20
Charge-offs	(140)	(25)
Recoveries	33	24
Net (charge-offs) recoveries	(107)	(1)
Provision for credit losses	1,042	856
Balance at end of period	$23,970	$24,634

Ratio of NCOs during the period
to average non-performing assets	1.02%	0.01%

ACL to nonaccrual loans at end of period	221.27	280.28

ACL to loans receivable, net at end of period	0.30	0.31

ACL at end of period to NCOs during the period (annualized)	112x	10,971x

The ratio of NCOs to average non-performing assets was higher in the current year six month period compared to the prior year six month period, due primarily to higher NCOs in the current year six month period. As noted above, the majority of the NCOs in the current year six month period related to one one- to four- family bulk purchased loan. The ratio of ACL to nonaccrual loans was lower at the end of the current year six month period compared to the end of the prior year period due mainly to a higher balance of nonaccrual loans in the current year six month period compared to the prior year six month period, along with a lower ACL balance at March 31, 2025. The ratio of ACL to loans receivable, net was lower at the end of the current year six month period compared to the end of the prior year six month period due primarily to a reduction in the ACL/loan ratio for commercial real estate loans, partially offset by changes in the loan portfolio mix, specifically commercial loan growth which is at a higher ACL/loan ratio than one- to four-family loans. See "Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories. ACL at the end of period to NCOs during the period (annualized) was lower compared to the prior year six month period, due primarily to higher NCOs in the current year six month period.

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	For the Six Months Ended
	March 31, 2025			March 31, 2024
	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$(5)	$3,883,700	—%	$(8)	$3,965,723	—%
Correspondent	—	2,189,204	—	—	2,391,638	—
Bulk purchased	113	124,099	0.09	—	135,228	—
Construction	—	18,826	—	—	40,813	—
Total	108	6,215,829	—	(8)	6,533,402	—
Commercial:
Real estate	(20)	1,320,441	—	10	1,028,869	—
Commercial and industrial	(2)	131,315	—	(1)	114,314	—
Construction	—	174,574	—	—	185,940	—
Total	(22)	1,626,330	—	9	1,329,123	—
Consumer:
Home equity	19	101,008	0.02	3	96,565	—
Other	2	9,388	0.02	(3)	9,547	(0.03)
Total	21	110,396	0.02	—	106,112	—
	$107	$7,952,555	—	$1	$7,968,637	—
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

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. The majority of our securities are government guaranteed or issued by GSEs. Overall, fixed-rate securities comprised 92% of our securities portfolio at March 31, 2025. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully tax-equivalent basis.

	March 31, 2025			December 31, 2024			September 30, 2024
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
MBS	$867,585	5.48%	5.8	$774,655	5.64%	4.9	$756,775	5.63%	5.7
GSE debentures	70,000	5.25	2.5	71,915	5.37	2.6	69,077	5.63	0.4
Corporate bonds	4,000	5.12	7.1	4,000	5.12	7.4	4,000	5.12	7.6
	$941,585	5.46%	5.6	$850,570	5.62%	4.8	$829,852	5.63%	5.2

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

	For the Six Months Ended
	March 31, 2025			March 31, 2024
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$856,266	5.63%	5.2	$1,384,482	1.35%	3.8
Maturities and repayments	(99,387)			(255,533)
Proceeds from sale	—			(1,272,512)
Net amortization of (premiums)/discounts	1,662			5,741
Purchases	209,458	4.96	7.8	980,994	5.60	4.4
Net loss from securities sales	—			(13,345)
Change in valuation on AFS securities	(6,582)			13,123
Ending balance - carrying value	$961,417	5.46	5.6	$842,950	5.63	5.4

Liabilities. Total liabilities were $8.68 billion at March 31, 2025, compared to $8.50 billion at September 30, 2024. The increase was due primarily to a $242.6 million increase in deposits, partially offset by a $36.6 million decrease in borrowings due to principal payments made on the Bank's amortizing advances.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. The decrease in the deposit portfolio rate at March 31, 2025 compared to December 31, 2024 and September 30, 2024 was due mainly to lower rates on retail certificates of deposit.

	March 31, 2025			December 31, 2024			September 30, 2024
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$574,940	—%	9.0%	$556,515	—%	9.0%	$549,596	—%	9.0%
Interest-bearing checking	905,922	0.22	14.2	888,287	0.22	14.3	847,542	0.23	13.8
High yield savings	284,097	4.09	4.5	171,656	4.14	2.8	96,241	4.09	1.6
Other savings	448,034	0.07	7.0	439,407	0.07	7.1	444,331	0.11	7.2
Money market	1,247,106	1.21	19.6	1,235,788	1.19	19.9	1,226,962	1.46	20.0
Certificates of deposit	2,912,446	3.99	45.7	2,914,464	4.15	46.9	2,965,310	4.25	48.4
	$6,372,545	2.28	100.0%	$6,206,117	2.34	100.0%	$6,129,982	2.45	100.0%

The following table presents the amount, weighted average rate, and percent of total for the components of our deposit portfolio, split between retail non-maturity deposits, commercial non-maturity deposits, and certificates of deposit at the dates presented.

	March 31, 2025			December 31, 2024			September 30, 2024
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Retail non-maturity deposits:
Non-interest-bearing checking	$442,379	—%	6.9%	$434,432	—%	7.0%	$418,790	—%	6.8%
Interest-bearing checking	837,294	0.09	13.1	819,644	0.09	13.2	799,407	0.10	13.0
High yield savings	284,097	4.09	4.5	171,656	4.14	2.8	96,241	4.09	1.6
Other savings	444,681	0.07	7.0	436,147	0.07	7.0	441,265	0.11	7.2
Money market	1,138,281	1.08	17.9	1,145,615	1.09	18.5	1,149,212	1.37	18.7
Total	3,146,732	0.79	49.4	3,007,494	0.69	48.5	2,904,915	0.73	47.4
Commercial non-maturity deposits:
Non-interest-bearing checking	132,561	—	2.1	122,083	—	2.0	130,806	—	2.1
Interest-bearing checking	68,628	1.83	1.1	68,643	1.75	1.1	48,135	2.40	0.8
Savings	3,353	0.05	0.1	3,260	0.05	0.1	3,066	0.05	0.1
Money market	108,825	2.57	1.7	90,173	2.50	1.5	77,750	2.72	1.3
Total	313,367	1.29	4.9	284,159	1.22	4.6	259,757	1.26	4.2
Certificates of deposit:
Retail certificates of deposit	2,790,993	3.99	43.8	2,799,418	4.14	45.1	2,830,579	4.23	46.2
Commercial certificates of deposit	58,545	3.90	0.9	56,564	4.27	0.9	58,236	4.40	1.0
Public unit certificates of deposit	62,908	4.22	1.0	58,482	4.48	0.9	76,495	4.62	1.2
Total	2,912,446	3.99	45.7	2,914,464	4.15	47.0	2,965,310	4.25	48.4

	$6,372,545	2.28	100.0%	$6,206,117	2.34	100.0%	$6,129,982	2.45	100.0%

The following table presents the amount, weighted average rate, and percent of total for total retail deposits, commercial deposits, and public unit certificates of deposit at the dates noted.

	March 31, 2025			December 31, 2024			September 30, 2024
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Total retail deposits	$5,937,725	2.30%	93.2%	$5,806,912	2.35%	93.6%	$5,735,494	2.46%	93.6%
Total commercial deposits	371,912	1.70	5.8	340,723	1.72	5.5	317,993	1.84	5.2
Public unit certificates of deposit	62,908	4.22	1.0	58,482	4.48	0.9	76,495	4.62	1.2
	$6,372,545	2.28	100.0%	$6,206,117	2.34	100.0%	$6,129,982	2.45	100.0%

As of March 31, 2025, approximately $802.4 million (or approximately 12%) of the Bank's Call Report deposit balance was uninsured, of which approximately $475.3 million related to commercial and retail deposit accounts, with the remainder mainly comprised of fully collateralized public unit deposits and intercompany accounts. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

Borrowings. Total borrowings at March 31, 2025 were $2.14 billion, which was comprised of $1.94 billion in fixed-rate FHLB advances, $200.0 million in FHLB variable-rate advances tied to interest rate swaps, and $1.1 million in finance leases.
The following table presents the maturity of term borrowings, which consist of FHLB advances, along with associated weighted average contractual and effective rates as of March 31, 2025. Amortizing FHLB advances totaling $318.3 million as of March 31, 2025 are presented based on their maturity dates versus their quarterly scheduled repayment dates.

Maturity by		Contractual	Effective
Fiscal Year	Amount	Rate	Rate(1)
	(Dollars in thousands)
2025	$300,000	3.73%	3.19%
2026	575,000	2.81	2.95
2027	597,500	3.39	3.47
2028	425,820	4.55	4.20
2029	150,000	4.45	4.45
2030	95,000	4.20	4.20
	$2,143,320	3.62	3.54

(1)The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents borrowing activity for the periods shown. The borrowings presented in the table have original contractual terms of one year or longer or are tied to interest rate swaps with original contractual terms of one year or longer. Line of credit borrowings and finance leases are excluded from the table. The effective rate is shown as a weighted average and includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity at each date presented. During the prior year six month period, Federal Reserve's Bank Term Funding Program ("BTFP") borrowings were paid off with the proceeds received from the securities strategy.

	For the Three Months Ended			For the Six Months Ended
	March 31, 2025			March 31, 2025			March 31, 2024
		Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
				(Dollars in thousands)
Beginning balance	$2,164,488	3.37%	1.6	$2,180,656	3.29%	1.6	$2,882,828	3.34%	1.8
Maturities and repayments	(171,168)	2.22		(387,336)	2.89		(229,836)	3.26
New FHLB borrowings	150,000	4.35	2.5	350,000	4.30	3.2	200,000	4.54	4.0
BTFP, net	—	—	—	—	—	—	(500,000)	4.70	—
Ending balance	$2,143,320	3.54	1.6	$2,143,320	3.54	1.6	$2,352,992	3.16	1.9

In early April 2025, the Bank paid off a maturing $50.0 million advance with an effective rate of 0.83%. Also in April 2025, the Bank pre-borrowed a $50.0 million FHLB advance in order to fund the repayment of another $50.0 million FHLB advance that matured later in the month.  Additionally, during April 2025, the Bank refinanced three of its outstanding fixed-rate advances, totaling $200.0 million, resulting in prepayment fees of $547 thousand.  The prepayment fees will be recognized in interest expense over the life of the new FHLB advances. This type of transaction is commonly referred to as a "blend-and-extend" transaction.  Following the aforementioned transactions, the balance of the Bank's FHLB advance portfolio was $2.09 billion with a weighted average effective rate of 3.52% and a WAL of 1.9 years.  This compares to a balance of $2.14 billion with a weighted average effective rate of 3.54% and a WAL of 1.6 years as of March 31, 2025.  Management will continue to monitor opportunities for wholesale funding and may pay down FHLB advances in future periods to limit total growth of the balance sheet. The Bank may also renew certain fixed-rate advances in the future using adjustable-rate advances in order to better match the repricing characteristics of its increasing commercial loan portfolio.

Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and non-amortizing FHLB advances for the next four quarters as of March 31, 2025.

	June 30,	September 30,	December 31,	March 31,
	2025	2025	2025	2026	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$683,541	$457,147	$567,822	$240,270	$1,948,780
Repricing Rate	4.60%	4.20%	3.99%	3.57%	4.20%
Public Unit Certificates:
Amount	$8,340	$10,983	$11,996	$10,339	$41,658
Repricing Rate	4.51%	4.42%	3.84%	4.40%	4.27%
Term Borrowings:
Amount	$200,000	$100,000	$200,000	$100,000	$600,000
Repricing Rate	3.27%	3.02%	2.89%	1.60%	2.82%
Total
Amount	$891,881	$568,130	$779,818	$350,609	$2,590,438
Repricing Rate	4.30%	4.00%	3.70%	3.03%	3.88%

The following table sets forth the WAM information for our certificates of deposit, in years, as of March 31, 2025.

Retail certificates of deposit	0.9
Commercial certificates of deposit	0.7
Public unit certificates of deposit	1.0
Total certificates of deposit	0.9

Stockholders' Equity. Stockholders' equity totaled $1.04 billion at March 31, 2025, an increase of $4.8 million from September 30, 2024. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank in accordance with regulatory standards. As of March 31, 2025, the Bank's capital ratios exceeded the well-capitalized requirements and the Bank exceeded internal policy thresholds for sensitivity to changes in interest rates. See "Liquidity and Capital Resources" below for additional information regarding the Bank's regulatory capital requirements. As of March 31, 2025, the Bank's CBLR was 9.5%.

During the six months ended March 31, 2025, the Company paid regular quarterly cash dividends totaling $22.1 million, or $0.17 per share. On April 22, 2025, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.5 million, payable on May 16, 2025 to stockholders of record as of the close of business on May 2, 2025.
At March 31, 2025, Capitol Federal Financial, Inc., at the holding company level, had $27.3 million in cash on deposit at the Bank. For fiscal year 2025, it is the intention of the Company's Board of Directors to pay out the regular quarterly cash dividend of $0.085 per share, totaling $0.34 per share for the year. To the extent that earnings in fiscal year 2025 exceed $0.34 per share, the Board of Directors will consider the payment of additional dividends. Dividend payments depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, the Bank's tax current earnings and accumulated earnings and profits, and the amount of cash at the holding company level.
It is the intention of management and the Board of Directors to not make distributions from the Bank to the Company during fiscal year 2025 to limit the tax associated with the pre-1988 bad debt recapture which is related to the Bank's tax accumulated earnings and profits. It is currently anticipated that the Bank will have sufficient taxable income during fiscal year 2025 to replenish the Bank's tax accumulated earnings and profits to a positive level, allowing the Bank to make earnings distributions to the Company during fiscal year 2026 and not have those distributions subject to the pre-1988 bad debt recapture tax.
The Company currently has $75.0 million authorized under an existing stock repurchase plan. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors. This plan has no expiration date; however, the FRB's current approval for the Company to repurchase shares expires in February 2026. There were no share repurchases during the current year six month period. Because the cash at the holding company is limited based on our capital management plan, the Company does not expect to repurchase shares until such time that an excess cash balance is rebuilt at the holding company level, which might occur as early as the beginning of fiscal year 2026.
The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2025, 2024, and 2023. The amounts represent cash dividends paid during each period. For the quarter ended June 30, 2025, the amount presented represents the dividend payable on May 16, 2025 to stockholders of record as of the close of business on May 2, 2025.

	Calendar Year
	2025		2024		2023
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,062	$0.085	$11,127	$0.085	$11,319	$0.085
Quarter ended June 30	11,063	0.085	11,044	0.085	11,321	0.085
Quarter ended September 30	—	—	11,043	0.085	11,323	0.085
Quarter ended December 31	—	—	11,061	0.085	11,308	0.085
Calendar year-to-date dividends paid	$22,125	$0.170	$44,275	$0.340	$45,271	$0.340

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2024	2024	2024	2024
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$80,867	$81,394	$79,841	$76,803	$76,122
MBS	11,264	11,024	10,412	9,585	7,794
FHLB stock	2,285	2,352	2,418	2,477	2,528
Cash and cash equivalents	2,729	1,871	2,562	3,875	4,513
Investment securities	1,030	981	1,634	2,255	2,332
Total interest and dividend income	98,175	97,622	96,867	94,995	93,289

Interest expense:
Borrowings	18,482	18,047	18,585	18,438	18,554
Deposits	35,853	37,345	37,458	36,233	33,415
Total interest expense	54,335	55,392	56,043	54,671	51,969

Net interest income	43,840	42,230	40,824	40,324	41,320

Provision for credit losses	—	677	(637)	1,472	301

Net interest income
(after provision for credit losses)	43,840	41,553	41,461	38,852	41,019

Non-interest income	4,953	4,693	4,786	4,709	4,643
Non-interest expense	29,540	27,148	27,040	27,950	28,445
Income tax expense	3,854	3,667	7,150	5,963	3,455
Net income	$15,399	$15,431	$12,057	$9,648	$13,762

Efficiency ratio	60.54%	57.86%	59.29%	62.07%	61.89%
Operating expense ratio (annualized)	1.23%	1.14%	1.13%	1.17%	1.19%

Basic EPS	$0.12	$0.12	$0.09	$0.07	$0.11
Diluted EPS	0.12	0.12	0.09	0.07	0.11

Comparison of Operating Results for the Three Months Ended March 31, 2025 and December 31, 2024

For the quarter ended March 31, 2025, the Company recognized net income of $15.4 million, or $0.12 per share, which was unchanged from the prior quarter. Net interest income after provision for credit losses was higher in the current quarter than the prior quarter, but was almost entirely offset by higher non-interest expense in the current quarter. The net interest margin increased six basis points, from 1.86% for the prior quarter to 1.92% for the current quarter due mainly to a decrease in the cost of deposits, specifically retail certificates of deposit.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$80,867	$81,394	$(527)	(0.6%)
MBS	11,264	11,024	240	2.2
FHLB stock	2,285	2,352	(67)	(2.8)
Cash and cash equivalents	2,729	1,871	858	45.9
Investment securities	1,030	981	49	5.0
Total interest and dividend income	$98,175	$97,622	$553	0.6

The decrease in interest income on loans receivable was due to a lower average balance during the current quarter compared to the prior quarter. During the current quarter, the loan portfolio continued to shift from one- to four-family loans to commercial loans; however, the commercial loan volume during the current quarter did not offset the decrease in the one- to four-family loan portfolio. As of March 31, 2025, the Bank had $136.5 million of commercial real estate loan commitments which are expected to fund early during the June 30, 2025 quarter. See additional discussion regarding the composition of the loan portfolio and management's strategy to shift from one- to four-family loans to commercial loans in the "Executive Summary" section above. The increase in interest income on cash and cash equivalents was due mainly to an increase in the average balance as a higher level of operating cash was maintained during the current quarter to accommodate near-term funding needs for commercial loan activities and to repay borrowings coming due early in the June 30, 2025 quarter.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$35,853	$37,345	$(1,492)	(4.0)%
Borrowings	18,482	18,047	435	2.4
Total interest expense	$54,335	$55,392	$(1,057)	(1.9)

The decrease in interest expense on deposits was due mainly to a decrease in the weighted average rates on retail certificates of deposit and money market accounts, which were partially offset by increases in the weighted average rate and average balance related to savings accounts, due to growth in the Bank's high yield savings account. The increase in borrowings expense was due to an increase in the weighted average interest rate as borrowings that renewed in the current quarter and prior quarter were at rates which exceeded that of the overall portfolio.

Provision for Credit Losses
There was no impact to the provision for credit losses during the current quarter as the decrease in the ACL was entirely offset by the increase in the reserve for off-balance sheet credit exposures. The reduction in the ACL in the current quarter was due primarily to an increase in prepayment speeds on commercial real estate loans. The increase in the reserve for off-balance sheet credit exposures was due primarily to an increase in commercial off-balance sheet credit exposures. The Company recorded a provision for credit losses of $677 thousand during the prior quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,596	$2,707	$(111)	(4.1)%
Insurance commissions	927	776	151	19.5
Other non-interest income	1,430	1,210	220	18.2
Total non-interest income	$4,953	$4,693	$260	5.5

The increase in insurance commissions was due primarily to the receipt of annual contingent insurance commissions during the current quarter, which were higher than anticipated and accrued for in the prior quarter. The increase in other non-interest income was due primarily to an increase in BOLI related to the receipt of death benefits in the current quarter while none were received in the prior quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$14,938	$14,232	$706	5.0%
Information technology and related expense	4,924	4,550	374	8.2
Occupancy, net	3,502	3,333	169	5.1
Regulatory and outside services	1,469	1,113	356	32.0
Federal insurance premium	1,095	1,038	57	5.5
Advertising and promotional	760	822	(62)	(7.5)
Deposit and loan transaction costs	879	591	288	48.7
Office supplies and related expense	437	399	38	9.5
Other non-interest expense	1,536	1,070	466	43.6
Total non-interest expense	$29,540	$27,148	$2,392	8.8

The increase in salaries and employee benefits was primarily due to compensation-related accrual fluctuations between periods. The increase in information technology and related expense was due mainly to higher software licensing expense and professional services. The increase in regulatory and outside services was due primarily to the timing of outside services. The increase in deposit and loan transaction costs was due mainly to expenses related to calendar year-end statement-related processing that is seasonal and occurred during the current quarter. The increase in other non-interest expense was due primarily to higher customer fraud losses in the current quarter, along with higher costs associated with OREO property, largely related to a one- to four-family bulk purchased OREO, and a loss on a property sold during the current quarter related to an acquisition in 2018.

The Company's efficiency ratio was 60.54% for the current quarter compared to 57.86% for the prior quarter. The change in the efficiency ratio was due to higher non-interest expense, partially offset by higher net interest income during the current quarter. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A higher value generally indicates that it is costing the financial institution more money to generate revenue. The Company's operating expense ratio (annualized) for the current quarter was 1.23% compared to 1.14% in the prior quarter, due mainly to higher non-interest expense.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and the effective tax rate.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$19,253	$19,098	$155	0.8%
Income tax expense	3,854	3,667	187	5.1
Net income	$15,399	$15,431	$(32)	(0.2)

Effective Tax Rate	20.0%	19.2%

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

	For the Three Months Ended
	March 31, 2025			December 31, 2024
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,879,115	$36,311	3.74%	$3,925,427	$36,375	3.71%
Correspondent purchased	2,165,595	17,788	3.29	2,212,300	18,089	3.27
Bulk purchased	122,058	1,044	3.42	126,095	895	2.84
Total one- to four-family loans	6,166,768	55,143	3.58	6,263,822	55,359	3.54
Commercial loans	1,646,347	23,591	5.73	1,606,748	23,756	5.79
Consumer loans	110,126	2,133	7.86	110,661	2,279	8.19
Total loans receivable(1)	7,923,241	80,867	4.08	7,981,231	81,394	4.05
MBS(2)	811,013	11,264	5.56	781,252	11,024	5.64
Investment securities(2)(3)	76,497	1,030	5.39	72,561	981	5.41
FHLB stock	98,231	2,285	9.43	99,151	2,352	9.41
Cash and cash equivalents	248,063	2,729	4.40	154,752	1,871	4.73
Total interest-earning assets	9,157,045	98,175	4.29	9,088,947	97,622	4.27
Other non-interest-earning assets	454,295			463,322
Total assets	$9,611,340			$9,552,269

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$879,218	485	0.22	$865,738	531	0.24
High yield savings	227,677	2,335	4.16	126,047	1,322	4.17
Other savings	442,773	77	0.07	441,486	100	0.09
Money market	1,239,709	3,694	1.21	1,245,714	4,212	1.34
Retail certificates	2,789,206	27,981	4.07	2,812,034	29,755	4.20
Commercial certificates	56,580	572	4.10	57,859	636	4.36
Wholesale certificates	66,249	709	4.34	69,487	789	4.50
Total deposits	5,701,412	35,853	2.55	5,618,365	37,345	2.64
Borrowings	2,150,917	18,482	3.48	2,171,476	18,047	3.30
Total interest-bearing liabilities	7,852,329	54,335	2.81	7,789,841	55,392	2.82
Non-interest-bearing deposits	551,549			544,548
Other non-interest-bearing liabilities	173,700			186,227
Stockholders' equity	1,033,762			1,031,653
Total liabilities and stockholders' equity	$9,611,340			$9,552,269

Net interest income(4)		$43,840			$42,230
Net interest-earning assets	$1,304,716			$1,299,106
Net interest margin(5)			1.92			1.86
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.17x

Selected performance ratios:
Return on average assets (annualized)(6)			0.64%			0.65%
Return on average equity (annualized)(7)			5.96			5.98
Average equity to average assets			10.76			10.80
Operating expense ratio (annualized)(8)			1.23			1.14
Efficiency ratio(9)			60.54			57.86

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS security yields are based upon amortized cost which is adjusted for premiums and discounts.
(3)There were no nontaxable securities included in the average balance of investment securities for the quarters ended March 31, 2025 or December 31, 2024.
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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2025 to the three months ended December 31, 2024. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	March 31, 2025 vs. December 31, 2024
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(562)	$35	$(527)
MBS	414	(174)	240
Investment securities	53	(4)	49
FHLB stock	(62)	(5)	(67)
Cash and cash equivalents	998	(140)	858
Total interest-earning assets	841	(288)	553

Interest-bearing liabilities:
Checking	6	(52)	(46)
Savings	277	713	990
Money market	(24)	(494)	(518)
Certificates of deposit	(436)	(1,482)	(1,918)
Borrowings	(219)	654	435
Total interest-bearing liabilities	(396)	(661)	(1,057)

Net change in net interest income	$1,237	$373	$1,610

Comparison of Operating Results for the Six Months Ended March 31, 2025 and 2024

The Company recognized net income of $30.8 million, or $0.24 per share, for the current year period, compared to net income of $16.3 million, or $0.12 per share, for the prior year period. The lower net income in the prior year period was primarily a result of net losses on the sale of securities associated with the securities strategy. See additional discussion regarding the securities strategy in the "Executive Summary - Securities Strategy to Improve Earnings" section above. The securities associated with the securities strategy were sold in the prior year period, and in that period the Company incurred $13.3 million ($10.0 million net of tax) of net losses related to the sale of those securities. Excluding the effects of the net loss associated with the securities strategy, EPS would have been $0.20 for the prior year period. The increase in EPS excluding the effects of the net loss associated with the securities strategy was due primarily to higher net interest income in the current year period.

The net interest margin increased 13 basis points, from 1.76% for the prior year period to 1.89% for the current year period. The increase was due mainly to higher yields on loans and the continued shift of loan balances from the one- to four-family loan portfolio to the higher yielding commercial loan portfolio, which outpaced the increase in the cost of deposits, largely in retail certificates of deposit.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$162,261	$152,063	$10,198	6.7%
MBS	22,288	13,653	8,635	63.2
FHLB stock	4,637	5,114	(477)	(9.3)
Cash and cash equivalents	4,600	9,291	(4,691)	(50.5)
Investment securities	2,011	4,860	(2,849)	(58.6)
Total interest and dividend income	$195,797	$184,981	$10,816	5.8

The increase in interest income on loans receivable was due primarily to the continued shift of loan balances from the one- to four-family loan portfolio to higher yielding commercial loans. See additional discussion regarding the composition of the loan portfolio in the "Financial Condition" section above. The increase in interest income on MBS securities was due mainly to an increase in the average balance of the portfolio, along with an increase in the weighted average yield compared to the prior year period. The increase in the average balance was due mainly to securities purchases between periods. The higher weighted average yield was due mainly to the securities strategy, as the securities that were sold during the prior year period were reinvested into higher yielding securities, and securities purchased between periods were also at higher market yields. Interest income on cash and cash equivalents decreased due largely to a decrease in the average balance as a result of cash balances being drawn down during the prior fiscal year to fund commercial loans and other operational needs. The decrease in interest income on investment securities was due to a decrease in average balance, partially offset by an increase in the weighted average yield. The decrease in the average balance was due primarily to the securities purchased as part of the securities strategy being called or maturing during fiscal year 2024 and not being replaced in their entirety. The increase in the weighted average yield was due to higher yields than the portfolio yields on the securities purchased between periods.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$73,198	$65,858	$7,340	11.1%
Borrowings	36,529	38,210	(1,681)	(4.4)
Total interest expense	$109,727	$104,068	$5,659	5.4

The increase in interest expense on deposits was due primarily to an increase in the weighted average rate paid on retail certificates of deposit and savings accounts, specifically the high yield savings account product, partially offset by a decrease in the weighted average rate paid on money market accounts. To a lesser extent, the increase in the average balance of retail certificates of deposit also increased interest expense on deposits.

The decrease in interest expense on borrowings was due to a decrease in the average balance, which was partially offset by a higher weighted average interest rate. The decrease in the average balance of borrowings was due mainly to FHLB borrowings that matured between periods and were not renewed, along with a decrease in borrowings under the BTFP, which were repaid during the prior year period using some of the proceeds from the securities strategy. The increase in the weighted average interest rate was due primarily to higher market interest rates on borrowings that matured and were renewed between periods.

Provision for Credit Losses
The Company recorded a provision for credit losses of $677 thousand during the current year period compared to a provision for credit losses of $424 thousand for the prior year period. The provision for credit losses in the current year period was comprised of a $1.0 million increase in the ACL for loans, partially offset by a $365 thousand decrease in the reserve for off-balance sheet credit exposures. The increase in ACL was due mainly to commercial loan growth during the current year period, partially offset by an increase in prepayment rates in the current quarter for commercial real estate loans. The decrease in the reserve for off-balance sheet credit exposures was due primarily to a reduction in the ACL/loan ratio applied to commercial construction off-balance sheet credit exposures, partially offset by an increase in commercial real estate off-balance sheet credit exposures.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$5,303	$5,026	$277	5.5%
Insurance commissions	1,703	1,598	105	6.6
Net loss from securities transactions	—	(13,345)	13,345	100.0
Other non-interest income	2,640	2,470	170	6.9
Total non-interest income	$9,646	$(4,251)	$13,897	326.9

The net loss from securities transactions in the prior year period was related to the securities strategy.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$29,170	$25,879	$3,291	12.7%
Information technology and related expense	9,474	10,323	(849)	(8.2)
Occupancy, net	6,835	6,853	(18)	(0.3)
Regulatory and outside services	2,582	3,023	(441)	(14.6)
Federal insurance premium	2,133	3,587	(1,454)	(40.5)
Advertising and promotional	1,582	2,259	(677)	(30.0)
Deposit and loan transaction costs	1,470	1,409	61	4.3
Office supplies and related expense	836	780	56	7.2
Other non-interest expense	2,606	2,840	(234)	(8.2)
Total non-interest expense	$56,688	$56,953	$(265)	(0.5)

The increase in salaries and employee benefits was mainly attributable to raises and salary adjustments to remain market competitive, an increase in the number of employees between periods, and a higher accrual of incentive compensation during the current year period than the prior year period related to the Bank's short-term performance plan. The decrease in information technology and related expense was due mainly to a decrease in usage of third-party professional services along with a decrease in depreciation expense during the current year period. The decrease in regulatory and outside services was due to a reduction in usage related to certain outside services compared to the prior year period. The decrease in the federal insurance premium was due primarily to a decrease in the Federal Deposit Insurance Corporation ("FDIC") assessment rate as a result of the way the assessment rate was adjusted in fiscal year 2024 for the occurrence of the Bank's net loss during the quarter ended September 30, 2023. The decrease in advertising and promotional expense was due mainly to the timing of campaigns compared to the prior year period. The decrease in other non-interest expense was due mainly to higher customer fraud losses in the prior year period and the maturity of an interest rate swap agreement during the current year period which reduced the expense associated with the collateral held in relation to the interest rate swap.

The Company's efficiency ratio was 59.23% for the current year period compared to 74.29% for the prior year period. Excluding the net losses from the securities strategy, the efficiency ratio would have been 63.28% for the prior year period. The improvement in the efficiency ratio, excluding net losses from the securities strategy, was due primarily to higher net interest income compared to the prior year period. The Company's operating expense ratio (annualized) for the current year period was 1.18%, unchanged from the prior year period.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$38,351	$19,285	$19,066	98.9%
Income tax expense	7,521	2,980	4,541	152.4
Net income	$30,830	$16,305	$14,525	89.1

Effective Tax Rate	19.6%	15.5%

Included in the prior year period income tax expense and effective tax rate are tax benefits associated with the net loss on the securities strategy. Absent the tax benefits associated with the net loss on the securities strategy, the effective tax rate would have been 19.1% and income tax expense would have been $6.2 million in the prior year period. Income tax expense was higher in the current year period compared to the prior year period, excluding the tax benefits associated with the net losses on the securities strategy, due to higher pretax income in the current year period.

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

	For the Six Months Ended
	March 31, 2025			March 31, 2024
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,902,526	$72,686	3.73%	$4,006,536	$70,211	3.50%
Correspondent purchased	2,189,204	35,877	3.28	2,391,638	38,934	3.26
Bulk purchased	124,099	1,939	3.12	135,228	1,429	2.11
Total one- to four-family loans	6,215,829	110,502	3.56	6,533,402	110,574	3.38
Commercial loans	1,626,330	47,347	5.76	1,329,123	36,974	5.47
Consumer loans	110,396	4,412	8.01	106,112	4,515	8.51
Total loans receivable(1)	7,952,555	162,261	4.07	7,968,637	152,063	3.80
MBS(2)	795,969	22,288	5.60	532,774	13,653	5.13
Investment securities(2)(3)	74,507	2,011	5.40	221,601	4,860	4.39
FHLB stock	98,696	4,637	9.42	108,108	5,114	9.46
Cash and cash equivalents	200,895	4,600	4.53	338,528	9,291	5.40
Total interest-earning assets	9,122,622	195,797	4.28	9,169,648	184,981	4.02
Other non-interest-earning assets	458,858			467,011
Total assets	$9,581,480			$9,636,659

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$872,404	1,016	0.23	$882,409	883	0.20
High yield savings	176,304	3,657	4.16	4,539	92	4.04
Other savings	442,122	177	0.08	467,495	270	0.12
Money market	1,242,744	7,906	1.28	1,349,997	12,443	1.84
Retail certificates	2,800,744	57,736	4.13	2,589,307	48,496	3.75
Commercial certificates	57,227	1,208	4.23	50,426	973	3.86
Wholesale certificates	67,886	1,498	4.42	121,518	2,701	4.45
Total deposits	5,659,431	73,198	2.59	5,465,691	65,858	2.41
Borrowings	2,161,309	36,529	3.39	2,414,384	38,210	3.16
Total interest-bearing liabilities	7,820,740	109,727	2.81	7,880,075	104,068	2.64
Non-interest-bearing deposits	548,010			532,735
Other non-interest-bearing liabilities	180,034			187,477
Stockholders' equity	1,032,696			1,036,372
Total liabilities and stockholders' equity	$9,581,480			$9,636,659

Net interest income(4)		$86,070			$80,913
Net interest-earning assets	$1,301,882			$1,289,573
Net interest margin(5)			1.89			1.76
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.16x

Selected performance ratios:
Return on average assets (annualized)(6)(10)			0.64%			0.34%
Return on average equity (annualized)(7)(10)			5.97			3.15
Average equity to average assets			10.78			10.75
Operating expense ratio(8)			1.18			1.18
Efficiency ratio(9)(10)			59.23			74.29

(1)Balances are adjusted for unearned loan fees and deferred costs.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS security yields are based upon amortized cost which is adjusted for premiums and discounts.
(3)There were no nontaxable securities in the average balance securities for the six month period ended March 31, 2025. The average balance of investment securities includes an average balance of nontaxable securities of $101 thousand for the six month period ended March 31, 2024.
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

	For the Six Months Ended
	March 31, 2024
			Without
			Securities
	Actual	Securities	Strategy
	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.34%	(0.21%)	0.55%
Return on average equity (annualized)	3.15	(1.94)	5.09
Efficiency Ratio	74.29	11.01	63.28
EPS (11)	$0.12	$(0.08)	$0.20
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

	For the Six Months Ended
	March 31, 2025 vs. March 31, 2024
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$3,008	$7,190	$10,198
MBS	7,271	1,364	8,635
Investment securities	(3,779)	930	(2,849)
FHLB stock	(469)	(8)	(477)
Cash and cash equivalents	(3,360)	(1,331)	(4,691)
Total interest-earning assets	2,671	8,145	10,816

Interest-bearing liabilities:
Checking	(10)	143	133
Savings	145	3,328	3,473
Money market	(935)	(3,602)	(4,537)
Certificates of deposit	3,102	5,169	8,271
Borrowings	(4,469)	2,788	(1,681)
Total interest-bearing liabilities	(2,167)	7,826	5,659

Net change in net interest income	$4,838	$319	$5,157

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

For the quarter ended March 31, 2025, the Company recognized net income of $15.4 million, or $0.12 per share, compared to net income of $13.8 million, or $0.11 per share for the quarter ended March 31, 2024. The increase in net income was due primarily to an increase in net interest income partially offset by higher non-interest expense. The net interest margin increased 10 basis points, from 1.82% for the prior year quarter to 1.92% for the current year quarter, due primarily to higher yields on loans and the continued shift within the loan portfolio from one- to four-family loans to higher yielding commercial loans, which outpaced the increase in the cost of deposits, largely in retail certificates of deposits.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$80,867	$76,122	$4,745	6.2%
MBS	11,264	7,794	3,470	44.5
FHLB stock	2,285	2,528	(243)	(9.6)
Cash and cash equivalents	2,729	4,513	(1,784)	(39.5)
Investment securities	1,030	2,332	(1,302)	(55.8)
Total interest and dividend income	$98,175	$93,289	$4,886	5.2

The increase in interest income on loans receivable was due primarily to the continued shift within the loan portfolio from one- to four-family loans to higher yielding commercial loans. The increase in interest income on MBS was due to an increase in the average balance compared to the prior year quarter as excess operating cash, cash flows from the investment securities portfolio, and deposit inflows were used to purchase MBS between periods. The decrease in interest income on cash was due mainly to a decrease in the average balance, along with lower yields compared to the prior year period. The decrease in interest income on investment securities was due to a decrease in average balance as a result of the securities purchased as part of the securities strategy being called or maturing during fiscal year 2024 and not being replaced in their entirety.

Interest Expense
The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$35,853	$33,415	$2,438	7.3%
Borrowings	18,482	18,554	(72)	(0.4)
Total interest expense	$54,335	$51,969	$2,366	4.6

The increase in interest expense on deposits was due mainly to an increase in the weighted average rate paid on retail certificates of deposit and savings accounts, specifically the high yield savings account product, partially offset by a decrease in the weighted average rate paid on money market accounts. To a lesser extent, the increase in the average balance of retail certificates of deposit also increased interest expense on deposits.

Provision for Credit Losses
There was no impact to the provision for credit losses during the current quarter as the decrease in the ACL was entirely offset by the increase in the reserve for off-balance sheet credit exposures. The Bank recorded a provision for credit losses during the prior year quarter of $301 thousand. See Comparison of "Operating Results for the Three Months Ended March 31, 2025 and December 31, 2024" above for additional discussion regarding the provision for credit losses during the current quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,596	$2,451	$145	5.9%
Insurance commissions	927	735	192	26.1
Other non-interest income	1,430	1,457	(27)	(1.9)
Total non-interest income	$4,953	$4,643	$310	6.7

The increase in insurance commissions was due primarily to the receipt of annual contingent insurance commissions during the current quarter, which were higher than anticipated and higher than the prior year quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$14,938	$12,887	$2,051	15.9%
Information technology and related expense	4,924	4,954	(30)	(0.6)
Occupancy, net	3,502	3,481	21	0.6
Regulatory and outside services	1,469	1,380	89	6.4
Federal insurance premium	1,095	1,727	(632)	(36.6)
Advertising and promotional	760	1,271	(511)	(40.2)
Deposit and loan transaction costs	879	867	12	1.4
Office supplies and related expense	437	419	18	4.3
Other non-interest expense	1,536	1,459	77	5.3
Total non-interest expense	$29,540	$28,445	$1,095	3.8

The increase in salaries and employee benefits was mainly attributable to raises and salary adjustments to remain market competitive, an increase in the number of employees between periods, and a higher accrual of incentive compensation during the current year quarter than the prior year quarter related to the Bank's short-term performance plan. The decrease in the federal insurance premium was due primarily to a decrease in the FDIC assessment rate as a result of the way the assessment rate was adjusted in fiscal year 2024 for the occurrence of the Bank's net loss during the quarter ended September 30, 2023. The decrease in advertising and promotional expense was due mainly to the timing of campaigns compared to the prior year quarter.

The Company's efficiency ratio was 60.54% for the current quarter compared to 61.89% for the prior year quarter. The improvement in the efficiency ratio was due primarily to higher net interest income in the current quarter, which was partially offset by higher non-interest expense compared to the prior year quarter. The Company's operating expense ratio (annualized) for the current quarter was 1.23% compared to 1.19% for the prior year quarter, due mainly to higher non-interest expense.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and the effective tax rate.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$19,253	$17,217	$2,036	11.8%
Income tax expense	3,854	3,455	399	11.5
Net income	$15,399	$13,762	$1,637	11.9

Effective Tax Rate	20.0%	20.1%

Income tax expense was higher in the current year quarter due to higher pretax income compared to the prior year quarter.

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

	For the Three Months Ended
	March 31, 2025			March 31, 2024
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,879,115	$36,311	3.74%	$3,987,323	$35,151	3.53%
Correspondent purchased	2,165,595	17,788	3.29	2,369,131	19,274	3.25
Bulk purchased	122,058	1,044	3.42	133,832	735	2.20
Total one- to four-family loans	6,166,768	55,143	3.58	6,490,286	55,160	3.40
Commercial loans	1,646,347	23,591	5.73	1,351,574	18,708	5.48
Consumer loans	110,126	2,133	7.86	106,267	2,254	8.53
Total loans receivable(1)	7,923,241	80,867	4.08	7,948,127	76,122	3.82
MBS(2)	811,013	11,264	5.56	538,882	7,794	5.78
Investment securities(2)(3)	76,497	1,030	5.39	175,832	2,332	5.31
FHLB stock	98,231	2,285	9.43	107,562	2,528	9.45
Cash and cash equivalents	248,063	2,729	4.40	330,751	4,513	5.40
Total interest-earning assets	9,157,045	98,175	4.29	9,101,154	93,289	4.09
Other non-interest-earning assets	454,295			467,949
Total assets	$9,611,340			$9,569,103

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$879,218	485	0.22	$878,243	438	0.20
High yield savings	227,677	2,335	4.16	9,095	91	4.04
Other savings	442,773	77	0.07	462,144	133	0.12
Money market	1,239,709	3,694	1.21	1,335,269	5,706	1.72
Retail certificates	2,789,206	27,981	4.07	2,623,613	25,297	3.88
Commercial certificates	56,580	572	4.10	51,304	510	4.00
Wholesale certificates	66,249	709	4.34	112,077	1,240	4.45
Total deposits	5,701,412	35,853	2.55	5,471,745	33,415	2.46
Borrowings	2,150,917	18,482	3.48	2,360,776	18,554	3.15
Total interest-bearing liabilities	7,852,329	54,335	2.81	7,832,521	51,969	2.67
Non-interest-bearing deposits	551,549			528,278
Other non-interest-bearing liabilities	173,700			172,042
Stockholders' equity	1,033,762			1,036,262
Total liabilities and stockholders' equity	$9,611,340			$9,569,103

Net interest income(4)		$43,840			$41,320
Net interest-earning assets	$1,304,716			$1,268,633
Net interest margin(5)			1.92			1.82
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.16x

Selected performance ratios:
Return on average assets (annualized)(6)			0.64%			0.58%
Return on average equity (annualized)(7)			5.96			5.31
Average equity to average assets			10.76			10.83
Operating expense ratio (annualized)(8)			1.23			1.19
Efficiency ratio(9)			60.54			61.89

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS security yields are based upon amortized cost which is adjusted for purchase premiums and discounts.
(3)There were no nontaxable securities included in the average balance of investment securities for the three months ended March 31, 2025 or March 31, 2024.
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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2025 to the three months ended March 31, 2024. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended March 31,
	2025 vs. 2024
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,313	$3,432	$4,745
MBS	3,790	(320)	3,470
Investment securities	(1,337)	35	(1,302)
FHLB stock	(244)	1	(243)
Cash and cash equivalents	(1,026)	(758)	(1,784)
Total interest-earning assets	2,496	2,390	4,886

Interest-bearing liabilities:
Checking	—	47	47
Savings	131	2,058	2,189
Money market	(393)	(1,619)	(2,012)
Certificates of deposit	1,082	1,132	2,214
Borrowings	(1,784)	1,712	(72)
Total interest-bearing liabilities	(964)	3,330	2,366

Net change in net interest income	$3,460	$(940)	$2,520

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at the FHLB, in addition to the FRB of Kansas City's discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's FHLB borrowing limit was 45% of Bank Call Report total assets as of March 31, 2025, as approved by FHLB senior management. The Bank was below the FHLB borrowing limit as of March 31, 2025. See additional discussion below. FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral. At March 31, 2025, the amount of securities pledged for the discount window was $99.9 million. At March 31, 2025, there were no borrowings from the FRB of Kansas City's discount window. Management tests the Bank's access to the FRB of Kansas City's discount window at least annually with a nominal overnight borrowing.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings that is not in conjunction with a planned strategy the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank has used fully-amortizing FHLB advances that require periodic payments of principal over the term of the advance. This type of advance allows the Bank the opportunity to start repricing its liability cash flows sooner in a down-rate environment and generally provides for favorable pricing when compared to similar long-term bullet advances with comparable average lives as a result of the current term structure of interest rates. The Bank's internal policy limits total borrowings to 55% of total assets. At March 31, 2025, the Bank had total borrowings, at par, of $2.14 billion, or approximately 22% of the Bank's Call Report total assets. The borrowings balance was composed primarily of FHLB advances, of which, $684.7 million is scheduled to be repaid (amortizing advances) or mature in the next 12 months. Management estimated that the Bank had $2.96 billion in liquidity available at March 31, 2025 based on the Bank's blanket collateral agreement with FHLB and unencumbered securities.

At March 31, 2025, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank has the ability to utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At March 31, 2025, the Bank had $869.6 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs. The Bank also has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of March 31, 2025, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At March 31, 2025, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 1% of total deposits. The Bank had pledged securities with an estimated fair value of $88.9 million as collateral for public unit certificates of deposit at March 31, 2025. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At March 31, 2025, $1.99 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $41.7 million of public unit certificates of deposit and $47.4 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  Due to the nature of public unit certificates of deposit and commercial certificates of deposit, retention rates are not as predictable as for retail certificates of deposit.

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

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank remains well capitalized after each capital distribution (as evidenced by maintaining regulatory capital ratios greater than the required percentages) and operates in a safe and sound manner, it is management's belief that the OCC and FRB will continue to allow the Bank to distribute its earnings to the Company, although no assurance can be given in this regard. Management continues to evaluate the timing and amount of capital distributions to be made from the Bank to the holding company during the remainder of the current fiscal year and in future periods in connection with the tax issues associated with the Bank's pre-1988 bad debt recapture. For additional information regarding capital distributions relating to these tax issues, see "Financial Condition - Stockholders' Equity" above.

Regulatory Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain the required minimum leverage ratio of 9.0% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well-capitalized category under the agencies' PCA framework. As of March 31, 2025, the Bank's CBLR was 9.5% and the Company's CBLR was 10.1%, which exceeded the minimum requirements. The Bank's risk-based tier 1 capital ratio at March 31, 2025 was 16.5%.

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

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$1,910,263	$1,761,180	$1,318,554	$2,900,288	$7,890,285
Securities(2)	257,765	293,019	188,501	202,300	941,585
Other interest-earning assets	323,359	—	—	—	323,359
Total interest-earning assets	2,491,387	2,054,199	1,507,055	3,102,588	9,155,229

Interest-bearing liabilities:
Non-maturity deposits(3)	925,978	556,784	400,317	1,604,338	3,487,417
Certificates of deposit	1,990,438	851,577	70,186	245	2,912,446
Borrowings(4)	681,264	1,249,525	221,163	25,184	2,177,136
Total interest-bearing liabilities	3,597,680	2,657,886	691,666	1,629,767	8,576,999

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,106,293)	$(603,687)	$815,389	$1,472,821	$578,230

Cumulative excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,106,293)	$(1,709,980)	$(894,591)	$578,230

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
March 31, 2025	(11.4)%	(17.6)%	(9.2)%	6.0%
December 31, 2024	(16.6)
September 30, 2024	(15.9)

Cumulative one-year gap - interest rates +200 bps at:
March 31, 2025	(13.7)
December 31, 2024	(18.4)
September 30, 2024	(17.9)

Cumulative one-year gap - interest rates -200 bps at:
March 31, 2025	(7.1)
December 31, 2024	(12.3)
September 30, 2024	(12.5)

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
(2)MBS reflect projected prepayments at amortized cost. All other securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of March 31, 2025, at amortized cost.
(3)Although the Bank's checking, savings, and money market accounts are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts are based on assumptions developed from our actual experiences with these accounts. If all of the Bank's checking, savings, and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $3.67 billion, for a cumulative one-year gap of (37.7)% of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $200.0 million of FHLB adjustable-rate advances tied to interest rate swaps. The repricing of these liabilities is projected to occur at the maturity date of each interest rate swap.

At March 31, 2025, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.11) billion, or (11.4)% of total assets, compared to $(1.51) billion, or (15.8)% of total assets, at September 30, 2024. The change in the one-year gap amount was due primarily to an increase in the amount of projected asset cash flows coming due in one year, as of March 31, 2025, compared to September 30, 2024. The increase in projected asset cash flows was due primarily to an increase in the balances of adjustable-rate loans, and cash between the two periods. The increase in the balance of adjustable-rate loans was due primarily to the remix of the loan portfolio from one- to four-family loans to commercial loans, which tend to have adjustable rate features. The increase in projected asset cash flows was partially offset by a decrease in the amount of fixed-rate mortgage-related asset cash flows as a result of a general decrease in balances as well as to a decrease in projected prepayment speeds, from September 30, 2024, as a result of an increase in intermediate and long-term interest and mortgage rates.

The amount of interest-bearing liabilities expected to reprice in a given period typically is not significantly impacted by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of March 31, 2025, the Bank's one-year gap would have been projected to be $(1.33) billion, or (13.6)% of total assets. If interest rates were to decrease 200 basis points, as of March 31, 2025, the Bank's one-year gap would have been projected to be $(686.7) million, or (7.1)% of total assets. The changes in the gap amounts compared to when there is no change in rates was due to changes in the anticipated net cash flows primarily as a result of projected prepayments on mortgage-related assets in each rate environment. In higher rate environments, prepayments on mortgage-related assets are projected to be lower and, in lower rate environments, prepayments are projected to be higher. This compares to a projected one-year gap of $(1.71) billion, or (17.9)% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2024, and a projected one-year gap of $(1.19) billion, or (12.5)% of total assets, if interest rates were to have decreased 200 basis points as of the same date.

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

Change	Net Interest Income At
(in Basis Points)	March 31, 2025			September 30, 2024
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$192,583	$(1,858)	(1.0)%	$188,322	$11,696	6.6%
-200 bp	193,871	(570)	(0.3)	183,769	7,143	4.0
-100 bp	195,048	607	0.3	180,936	4,310	2.4
000 bp	194,441	—	—	176,626	—	—
+100 bp	193,021	(1,420)	(0.7)	171,222	(5,404)	(3.1)
+200 bp	190,180	(4,261)	(2.2)	165,422	(11,204)	(6.3)
+300 bp	187,060	(7,381)	(3.8)	158,758	(17,868)	(10.1)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

In general, increases/(decreases) in the Bank's net interest income projections under the various interest rate scenarios presented are due to the degree in which cash flows are realized and the rates projected to be earned on funds received through loan and securities repayments, in each scenario, are greater/(less) than the rates projected to be paid on deposits and borrowings over the next 12 months. The net interest income projection was higher in the base case scenario at March 31, 2025 compared to September 30, 2024, due primarily to the steepening of the yield curve between the two periods. As a result, interest income projections associated with the Bank's interest-earning asset cash flows, primarily the loan portfolio, increased by more than the increase in interest expense projections on the Bank's interest-bearing liability cash flows. Additionally, the Bank held a higher balance of cash and securities at March 31, 2025, compared to September 30, 2024, which contributed to the increase in projected net interest income, partially offset by an increase in deposits between the two periods.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	March 31, 2025			September 30, 2024
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$1,416,203	$333,278	30.8%	$1,460,440	$359,922	32.7%
-200 bp	1,300,691	217,766	20.1	1,345,708	245,190	22.3
-100 bp	1,190,075	107,150	9.9	1,218,938	118,420	10.8
000 bp	1,082,925	—	—	1,100,518	—	—
+100 bp	936,049	(146,876)	(13.6)	962,354	(138,164)	(12.6)
+200 bp	767,696	(315,229)	(29.1)	797,497	(303,021)	(27.5)
+300 bp	611,576	(471,349)	(43.5)	634,145	(466,373)	(42.4)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The Bank's MVPE decreased from $1.10 billion at September 30, 2024 to $1.08 billion at March 31, 2025. The decrease was due primarily to an increase in market interest rates between the two periods across the intermediate and long-term maturities of the curve as the yield curve steepened between the two periods. The increases in market interest rates resulted in a decrease in the estimated values of the Bank's interest-earning assets by more than it decreased the estimated values of its interest-bearing liabilities. As interest rates increase, borrowers have less economic incentive to prepay or to refinance their mortgages, and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising interest rate scenarios, prepayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other major events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average lives of mortgage-related assets. Similarly, call projections for callable agency debentures decrease as interest rates rise, which results in cash flows related to these assets moving closer to their contractual maturity dates. The longer expected average lives of these assets increases the sensitivity of their market value to changes in interest rates. Conversely, as interest rates decrease, borrowers who obtained or issued credit in a higher rate environment have more economic incentive to prepay or to refinance their mortgages, and agency debt issuers have more economic incentive and opportunity to exercise their call options in order to re-issue debt at lower interest rates, resulting in higher projected cash flows on these assets. The then shorter expected average lives of these assets decrease the sensitivity of their market value to changes in interest rates.

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

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of March 31, 2025. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	$961,417	5.46%	3.2		10.3%
Loans receivable:
Fixed-rate one- to four-family	5,211,282	3.46	6.9	66.0%	56.1
Fixed-rate commercial	509,359	5.03	2.5	6.5	5.5
All other fixed-rate loans	39,584	7.08	7.0	0.5	0.4
Total fixed-rate loans	5,760,225	3.62	6.5	73.0	62.0
Adjustable-rate one- to four-family	889,746	4.29	4.1	11.3	9.6
Adjustable-rate commercial	1,158,968	6.01	3.9	14.6	12.5
All other adjustable-rate loans	85,681	7.97	3.0	1.1	0.9
Total adjustable-rate loans	2,134,395	5.37	3.9	27.0	23.0
Total loans receivable	7,894,620	4.10	5.8	100.0%	85.0
FHLB stock	99,334	9.47	1.9		1.1
Cash and cash equivalents	340,389	4.18	—		3.6
Total interest-earning assets	$9,295,760	4.30	5.3		100.0%

Non-maturity deposits	$2,885,159	1.01	5.3	49.8%	36.3%
Retail certificates of deposit	2,790,993	3.99	0.9	48.1	35.2
Commercial certificates of deposit	58,545	3.88	0.7	1.0	0.7
Public unit certificates of deposit	62,908	4.22	1.0	1.1	0.8
Total interest-bearing deposits	5,797,605	2.51	3.1	100.0%	73.0
Term borrowings	2,144,405	3.53	1.6		27.0
Total interest-bearing liabilities	$7,942,010	2.79	2.7		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of March 31, 2025. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2025, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
In the normal course of business, the Company and the Bank are involved as parties to various routine legal actions. In our opinion, after consultation with legal counsel, we believe it is unlikely that any such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.

On November 2, 2022, the Bank was served a putative class action lawsuit, captioned Jennifer Harding, et al. vs. Capitol Federal Savings Bank (Case No. 2022-CV-00598), filed in the Third Judicial District Court, Shawnee County, Kansas against the Bank, alleging the Bank improperly charged overdraft fees on (1) debit card transactions that were authorized for payment on sufficient funds but later settled against a negative account balance (commonly known as "authorize positive purportedly settle negative" or "APPSN" transactions) and (2) merchant re-presentments of previously rejected payment requests. The complaint asserts a breach of contract claim (including breach of an implied covenant of good faith and fair dealing) for each practice and seeks restitution for alleged improper fees, alleged actual damages, costs and disbursements, and injunctive relief. On April 5, 2023, the district court granted the Bank's motion to dismiss the complaint, with prejudice. The plaintiffs appealed this decision to the Kansas Court of Appeals, which issued an opinion on October 4, 2024 reversing the district court's ruling. On February 21, 2025, the Kansas Supreme Court granted the Bank's petition for review and the plaintiffs' conditional cross-petition for review. The matter remains on appeal.

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

The following table summarizes our stock repurchase activity during the three months ended March 31, 2025 and additional information regarding our stock repurchase program. As of March 31, 2025, the Company was authorized to repurchase up to $75.0 million of its common stock under an existing stock repurchase plan. The plan has no expiration date; however, the FRB's approval for the Company to repurchase shares extends through February 2026. Shares may be repurchased from time to time in the open market or in privately negotiated transactions based upon market conditions, available liquidity and other factors. There were no share repurchases during the current quarter.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
January 1, 2025 through
January 31, 2025	—	$—	—	$75,000,000
February 1, 2025 through
February 28, 2025	—	—	—	75,000,000
March 1, 2025 through
March 31, 2025	—	—	—	75,000,000
Total	—	—	—	75,000,000

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Plans
During the quarter ended March 31, 2025, no director or executive officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed with the Securities and Exchange Commission on May 9, 2025, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at March 31, 2025 and September 30, 2024, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2025 and 2024, (iv) Consolidated Statements of Stockholders' Equity for the three and six months ended March 31, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2025 and 2024, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: May 9, 2025	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: May 9, 2025	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer