Form 10-Q
period 2025-06-30
Capitol Federal Financial, Inc.
filed 2025-08-08
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

As of August 1, 2025, there were 132,822,565 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	September 30,
	2025	2024
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $150,552 and $192,138)	$174,965	$217,307
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $933,360 and $829,852)	956,229	856,266
Loans receivable, net (allowance for credit losses ("ACL") of $22,808 and $23,035)	8,023,554	7,907,338
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	98,225	101,175
Premises and equipment, net	88,967	91,463
Income taxes receivable, net	1,070	359
Deferred income tax assets, net	21,399	21,978
Other assets	328,330	331,722
TOTAL ASSETS	$9,692,739	$9,527,608

LIABILITIES:
Deposits	$6,431,137	$6,129,982
Borrowings	2,071,585	2,179,564
Advances by borrowers	38,857	61,801
Other liabilities	105,002	123,991
Total liabilities	8,646,581	8,495,338

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 132,800,865 and 132,735,565 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	1,328	1,327
Additional paid-in capital	1,146,648	1,146,851
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(25,193)	(26,431)
Accumulated deficit	(95,078)	(111,104)
Accumulated other comprehensive income ("AOCI"), net of tax	18,453	21,627
Total stockholders' equity	1,046,158	1,032,270
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,692,739	$9,527,608

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME:
Loans receivable	$82,914	$76,803	$245,175	$228,866
Mortgage-backed securities ("MBS")	12,163	9,585	34,451	23,238
FHLB stock	2,197	2,477	6,834	7,591
Cash and cash equivalents	1,620	3,875	6,220	13,166
Investment securities	784	2,255	2,795	7,115
Total interest and dividend income	99,678	94,995	295,475	279,976
INTEREST EXPENSE:
Deposits	35,860	36,233	109,058	102,091
Borrowings	18,360	18,438	54,889	56,648
Total interest expense	54,220	54,671	163,947	158,739
NET INTEREST INCOME	45,458	40,324	131,528	121,237
PROVISION FOR CREDIT LOSSES	(451)	1,472	226	1,896
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	45,909	38,852	131,302	119,341
NON-INTEREST INCOME:
Deposit service fees	2,867	2,706	8,170	7,732
Insurance commissions	884	905	2,587	2,503
Net loss from securities transactions	—	—	—	(13,345)
Other non-interest income	1,537	1,098	4,177	3,568
Total non-interest income	5,288	4,709	14,934	458
NON-INTEREST EXPENSE:
Salaries and employee benefits	15,277	13,307	44,447	39,186
Information technology and related expense	5,163	5,364	14,637	15,687
Occupancy, net	3,270	3,263	10,105	10,116
Regulatory and outside services	1,261	1,322	3,843	4,345
Federal insurance premium	1,072	1,352	3,205	4,939
Advertising and promotional	1,453	951	3,035	3,210
Deposit and loan transaction costs	715	726	2,185	2,135
Office supplies and related expense	370	405	1,206	1,185
Other non-interest expense	983	1,260	3,589	4,100
Total non-interest expense	29,564	27,950	86,252	84,903
INCOME BEFORE INCOME TAX EXPENSE	21,633	15,611	59,984	34,896
INCOME TAX EXPENSE	3,251	5,963	10,772	8,943
NET INCOME	$18,382	$9,648	$49,212	$25,953

Basic earnings per share ("EPS")	$0.14	$0.07	$0.38	$0.20
Diluted EPS	$0.14	$0.07	$0.38	$0.20

Basic weighted average common shares	130,081,065	129,866,397	130,026,451	130,923,888
Diluted weighted average common shares	130,081,065	129,866,397	130,026,451	130,923,888

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$18,382	$9,648	$49,212	$25,953
Other comprehensive income, net of tax:
Unrealized (losses) gains on AFS securities arising during the period, net of taxes of $(734), $804, $856, and $(2,780)	2,303	(2,412)	(2,689)	8,698
Reclassification adjustment for gross gains on AFS securities included in net income, net of taxes of $0, $0, $0, and $383	—	—	—	(1,188)
Unrealized gains (losses) on cash flow hedges arising during the period, net of taxes of $110, $(244), $(421), and $(91)	(345)	829	1,324	352
Reclassification adjustment for cash flow hedge amounts included in net income, net of taxes of $177, $502, $576, and $1,670	(557)	(1,561)	(1,809)	(5,179)
Comprehensive income	$19,783	$6,504	$46,038	$28,636

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Nine Months Ended June 30, 2025
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Accumulated		Stockholders'
	Stock	Capital	ESOP	Deficit	AOCI	Equity
Balance at September 30, 2024	$1,327	$1,146,851	$(26,431)	$(111,104)	$21,627	$1,032,270
Net income				15,431		15,431
Other comprehensive loss, net of tax					(10,065)	(10,065)
ESOP activity		(149)	412			263
Restricted stock activity, net	1	(1)				—
Stock-based compensation		101				101
Cash dividends to stockholders ($0.085 per share)				(11,061)		(11,061)
Balance at December 31, 2024	$1,328	$1,146,802	$(26,019)	$(106,734)	$11,562	$1,026,939
Net income				15,399		15,399
Other comprehensive income, net of tax					5,490	5,490
ESOP activity		(172)	413			241
Stock-based compensation		103				103
Cash dividends to stockholders ($0.085 per share)				(11,062)		(11,062)
Balance at March 31, 2025	$1,328	$1,146,733	$(25,606)	$(102,397)	$17,052	$1,037,110
Net income				18,382		18,382
Other comprehensive income, net of tax					1,401	1,401
ESOP activity		(179)	413			234
Restricted stock activity, net		(2)				(2)
Stock-based compensation		96				96
Cash dividends to stockholders ($0.085 per share)				(11,063)		(11,063)
Balance at June 30, 2025	$1,328	$1,146,648	$(25,193)	$(95,078)	$18,453	$1,046,158

						(Continued)

	For the Nine Months Ended June 30, 2024
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Accumulated		Stockholders'
	Stock	Capital	ESOP	Deficit	AOCI	Equity
Balance at September 30, 2023	$1,359	$1,166,643	$(28,083)	$(104,565)	$8,700	$1,044,054
Net income				2,543		2,543
Cumulative effect of adopting Accounting Standards Update ("ASU") 2022-02, net of tax				(27)		(27)
Other comprehensive income, net of tax					10,455	10,455
ESOP activity		(190)	412			222
Restricted stock activity, net		(6)				(6)
Stock-based compensation		87				87
Repurchase of common stock	(20)	(11,879)				(11,899)
Cash dividends to stockholders ($0.085 per share)				(11,308)		(11,308)
Balance at December 31, 2023	$1,339	$1,154,655	$(27,671)	$(113,357)	$19,155	$1,034,121
Net income				13,762		13,762
Other comprehensive loss, net of tax					(4,628)	(4,628)
ESOP activity		(168)	413			245
Restricted stock activity, net	1	(3)				(2)
Stock-based compensation		82				82
Repurchase of common stock	(13)	(7,537)				(7,550)
Cash dividends to stockholders ($0.085 per share)				(11,127)		(11,127)
Balance at March 31, 2024	$1,327	$1,147,029	$(27,258)	$(110,722)	$14,527	$1,024,903
Net income				9,648		9,648
Other comprehensive loss, net of tax					(3,144)	(3,144)
ESOP activity		(197)	414			217
Restricted stock activity, net		(1)				(1)
Stock-based compensation		97				97
Cash dividends to stockholders ($0.085 per share)				(11,044)		(11,044)
Balance at June 30, 2024	$1,327	$1,146,928	$(26,844)	$(112,118)	$11,383	$1,020,676

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Nine Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,212	$25,953
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(6,834)	(7,591)
Provision for credit losses	226	1,896
Originations of loans receivable held-for-sale ("LHFS")	(1,990)	(425)
Proceeds from sales of LHFS	3,629	431
Amortization and accretion of premiums and discounts on securities	(2,491)	(7,327)
Depreciation and amortization of premises and equipment	5,440	6,084
Amortization of intangible assets	411	589
Amortization of deferred amounts related to FHLB advances, net	1,080	1,143
Common stock committed to be released for allocation - ESOP	738	684
Stock-based compensation	300	266
Net loss from securities transactions	—	13,345
Changes in:
Unrestricted cash collateral from derivative counterparties, net	(440)	(6,730)
Other assets, net	2,119	3,301
Income taxes receivable, net	(727)	8,374
Deferred income tax assets, net	1,595	(1,331)
Other liabilities	(18,751)	(4,387)
Net cash provided by operating activities	33,517	34,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(248,207)	(1,059,833)
Proceeds from calls, maturities and principal reductions of AFS securities	147,190	373,739
Proceeds from sale of AFS securities	—	1,272,512
Proceeds from the redemption of FHLB stock	11,515	11,996
Purchase of FHLB stock	(1,731)	—
Net change in loans receivable	(117,839)	35,187
Purchase of premises and equipment	(3,550)	(5,408)
Proceeds from sale of other real estate owned ("OREO")	110	464
Proceeds from sale of premises and equipment	43	—
Proceeds from sale of assets held-for-sale	—	629
Proceeds from bank-owned life insurance ("BOLI") death benefit	667	1,049
Net cash (used in) provided by investing activities	(211,802)	630,335

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	For the Nine Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(33,186)	(33,479)
Net change in deposits	301,155	78,440
Proceeds from borrowings	650,100	275,100
Repayments on borrowings	(758,635)	(864,864)
Change in advances by borrowers	(22,944)	(28,142)
Payment of FHLB prepayment penalties	(547)	—
Repurchase of common stock	—	(19,449)
Net cash provided by (used in) financing activities	135,943	(592,394)

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(42,342)	72,216

CASH AND CASH EQUIVALENTS:
Beginning of period	217,307	245,605
End of period	$174,965	$317,821

See accompanying notes to consolidated financial statements.		(Concluded)

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

Recent Accounting Pronouncements - In October 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. This ASU incorporates a variety of Topics into the FASB Accounting Standards Codification (the "Codification") that are currently included in SEC Regulations S-X and S-K. The ASU is intended to align the accounting standards of GAAP with SEC Regulations S-X and S-K. Each amendment in the ASU will only become effective for the Company if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. The amendments will be applied prospectively by the Company. The adoption of this ASU may result in disclosures currently presented outside of the Company's financial statements being relocated to the Company's financial statements. If the SEC has not removed the applicable requirements from Regulation S-X or S-K by June 30, 2027, the pending content of the related amendment will be removed from the Codification and will not become effective for the Company. The ASU is not expected to have a material impact on the Company's disclosures as the Company is currently subject to SEC Regulations S-X and S-K.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU requires enhanced disclosures of segment information for all public entities, including those that have a single reportable segment, primarily in the area of significant segment expenses and other items on an annual and interim basis. Entities that have a single reportable segment, like the Company, will be required to provide all the disclosures required by this ASU and all existing segment disclosures required by Accounting Standards Codification ("ASC") 280, Segment Reporting. This ASU is effective for fiscal years beginning after December 15, 2023, which is the fiscal year ending September 30, 2025 for the Company, and interim periods within fiscal years beginning after December 15, 2024, which is the quarter ending December 31, 2025 for the Company. The Company is currently evaluating the effect this ASU will have on the Company's segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU requires public business entities to provide additional annual disclosures regarding specific categories of the income tax rate reconciliation using both percentages and currency amounts with certain reconciling items being further broken out by nature and jurisdiction to the extent those items exceed a certain quantitative threshold. The ASU also requires annual disclosures of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that meet a certain quantitative threshold. This ASU also discontinues certain other income tax disclosures. The ASU is effective for public business entities for annual periods beginning after December 15, 2024 which is the fiscal year ending September 30, 2026 for the Company. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU should be applied on a prospective basis; however, retrospective application is permitted. The Company's financial condition, results of operations and cash flows will not be impacted by this guidance; however, the guidance will impact the Company's income tax footnote disclosures. The Company is currently evaluating the effect this ASU will have on the Company's income tax footnote disclosures.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This ASU removes references to various FASB Concept Statements to simplify the Codification and provide a distinction between authoritative and nonauthoritative literature. This ASU is effective for the Company on October 1, 2025, starting with its Form 10-K for the fiscal year ending September 30, 2026. The Company is currently evaluating this ASU, but it is not expected to have a significant impact on the Company's consolidated financial condition or results of operation or the Company's disclosures.

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

2. EARNINGS PER SHARE
Shares acquired by the ESOP are not included in basic average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. Unvested shares awarded pursuant to the Company's restricted stock benefit plans are treated as participating securities in the computation of EPS pursuant to the two-class method, as they contain nonforfeitable rights to dividends. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share amounts)
Net income	$18,382	$9,648	$49,212	$25,953
Income allocated to participating securities	(22)	(10)	(58)	(21)
Net income available to common stockholders	$18,360	$9,638	$49,154	$25,932

Total basic average common shares outstanding	130,081,065	129,866,397	130,026,451	130,923,888
Effect of dilutive stock options	—	—	—	—
Total diluted average common shares outstanding	130,081,065	129,866,397	130,026,451	130,923,888

Net EPS:
Basic	$0.14	$0.07	$0.38	$0.20
Diluted	$0.14	$0.07	$0.38	$0.20

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	242,728	324,374	274,502	328,827

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of our AFS securities at both dates were government guaranteed or issued by a Government Sponsored Enterprise ("GSE").

	June 30, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$874,360	$23,527	$312	$897,575
GSE debentures	55,000	4	49	54,955
Corporate bonds	4,000	—	301	3,699
	$933,360	$23,531	$662	$956,229

	September 30, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$756,775	$26,885	$87	$783,573
GSE debentures	69,077	228	—	69,305
Corporate bonds	4,000	—	612	3,388
	$829,852	$27,113	$699	$856,266

At June 30, 2025, AFS securities included $827.8 million of residential MBS and $69.7 million of commercial MBS. At September 30, 2024, AFS securities included $713.3 million of residential MBS and $70.2 million of commercial MBS.

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	June 30, 2025
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$73,329	$244	$8,348	$68
GSE debentures	44,951	49	—	—
Corporate bonds	—	—	3,699	301
	$118,280	$293	$12,047	$369

	September 30, 2024
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$10,997	$44	$2,919	$43
Corporate bonds	—	—	3,388	612
	$10,997	$44	$6,307	$655

The unrealized losses at June 30, 2025 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record an ACL on securities in an unrealized loss position at June 30, 2025, as management did not believe any of the securities were impaired due to credit quality reasons. The issuers of these securities continue to make scheduled and timely principal and interest payments, as applicable, under the contractual term of the securities, so management believes the entire principal balance will be collected as scheduled. Additionally, management does not have the intent to sell any of the securities, and believes that it is more likely than not that the Company will not be required to sell the securities before the recovery of the remaining amortized cost, which could be at maturity. The fair value is expected to recover as the securities approach their maturity date, if not before, or if market yields decline.

The amortized cost and estimated fair value of AFS debt securities as of June 30, 2025, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity category in the table below.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Five years through ten years	$59,000	$58,654
	59,000	58,654
MBS	874,360	897,575
	$933,360	$956,229

The following table presents the taxable and non-taxable components of interest income on investment securities for the periods presented.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Taxable	$784	$2,255	$2,795	$7,113
Non-taxable	—	—	—	2
	$784	$2,255	$2,795	$7,115

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	June 30, 2025	September 30, 2024
	(Dollars in thousands)
Public unit deposits	$154,802	$108,748
Federal Reserve Bank of Kansas City ("FRB of Kansas City") borrowings	95,307	111,281
	$250,109	$220,029
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

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at the dates presented is summarized as follows:

	June 30, 2025	September 30, 2024
	(Dollars in thousands)
One- to four-family:
Originated	$3,828,171	$3,941,952
Correspondent purchased	2,058,749	2,212,587
Bulk purchased	116,706	127,161
Construction	14,860	22,970
Total	6,018,486	6,304,670
Commercial:
Commercial real estate	1,561,691	1,191,624
Commercial and industrial	184,390	129,678
Construction	165,760	187,676
Total	1,911,841	1,508,978
Consumer:
Home equity	103,564	99,988
Other	9,109	9,615
Total	112,673	109,603

Total loans receivable	8,043,000	7,923,251

Less:
ACL	22,808	23,035
Deferred loan fees/discounts	31,159	30,336
Premiums/deferred costs	(34,521)	(37,458)
	$8,023,554	$7,907,338
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

Management regularly monitors the level of risk in the entire commercial loan portfolio, including concentrations in factors such as collateral types, geographic locations, tenant brand name, borrowing relationships, and, in the case of participation loans, lending relationships, among other factors. Commercial loans that have an outstanding balance of $1.5 million or more, or borrowing relationships with a total relationship exposure of $5.0 million or more, are reviewed no less often than annually to monitor financial performance. The annual reviews include evaluating updated financials, as well as performing stress tests to measure the ability of the borrowers to withstand certain stress scenarios such as interest rate increases, revenue decreases and expense increases.

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
The following tables set forth, as of the dates indicated, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. Amortized cost is the amount of unpaid principal, net of undisbursed loan funds, unamortized premiums and discounts, and deferred fees and costs. All revolving lines of credit and revolving lines of credit converted to term loans are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At June 30, 2025 and September 30, 2024, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off. The commercial real estate substandard loan amount presented in the "Current Fiscal Year" column is primarily related to two loans in the same borrowing relationship. These two loans were also classified as nonaccrual at June 30, 2025. The commercial real estate substandard loan amount presented in the “Fiscal Year 2023” column is related to one loan that was classified during the current year period. All three loans noted above are recourse loans with a personal guaranty and have low LTVs. There have been no charge-offs with these three loans nor has management set aside a specific valuation allowance associated with these loans as of June 30, 2025 due to the low LTVs.

	June 30, 2025
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2024	2023	2022	2021	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$175,465	$237,821	$301,776	$544,279	$756,649	$1,789,116	$—	$—	$3,805,106
Special Mention	—	—	1,394	781	1,706	6,168	—	—	10,049
Substandard	—	—	1,656	568	323	11,201	—	—	13,748
Correspondent purchased
Pass	—	513	308,011	452,304	538,342	775,638	—	—	2,074,808
Special Mention	—	—	982	523	368	661	—	—	2,534
Substandard	—	—	—	616	268	4,635	—	—	5,519
Bulk purchased
Pass	—	—	—	—	—	114,837	—	—	114,837
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,257	—	—	2,257
	175,465	238,334	613,819	999,071	1,297,656	2,704,513	—	—	6,028,858
Commercial:
Commercial real estate
Pass	463,559	291,605	381,668	226,907	112,744	141,934	9,073	—	1,627,490
Special Mention	8,030	—	—	—	—	81	—	—	8,111
Substandard	39,962	142	41,548	—	108	2,961	50	—	84,771
Commercial and industrial
Pass	83,689	27,631	27,355	14,761	6,053	2,097	20,453	—	182,039
Special Mention	279	—	26	51	—	—	526	—	882
Substandard	—	227	—	97	—	82	795	—	1,201
	595,519	319,605	450,597	241,816	118,905	147,155	30,897	—	1,904,494
Consumer:
Home equity
Pass	4,443	5,994	3,813	3,906	1,180	2,292	73,800	7,887	103,315
Special Mention	—	—	20	—	—	—	257	88	365
Substandard	—	—	—	—	—	11	91	119	221
Other
Pass	3,449	2,231	1,592	1,021	233	65	416	—	9,007
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	9	37	14	42	—	—	—	—	102
	7,901	8,262	5,439	4,969	1,413	2,368	74,564	8,094	113,010

Total	$778,885	$566,201	$1,069,855	$1,245,856	$1,417,974	$2,854,036	$105,461	$8,094	$8,046,362

	September 30, 2024
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2024	2023	2022	2021	2020	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$241,765	$325,492	$578,275	$809,643	$521,647	$1,447,237	$—	$—	$3,924,059
Special Mention	—	295	1,229	1,982	772	9,565	—	—	13,843
Substandard	—	658	49	468	1,398	9,571	—	—	12,144
Correspondent purchased
Pass	798	325,384	482,103	570,970	225,650	623,496	—	—	2,228,401
Special Mention	—	993	659	658	398	977	—	—	3,685
Substandard	—	—	1,662	265	—	5,130	—	—	7,057
Bulk purchased
Pass	—	—	—	—	—	124,076	—	—	124,076
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,514	—	—	3,514
	242,563	652,822	1,063,977	1,383,986	749,865	2,223,566	—	—	6,316,779
Commercial:
Commercial real estate
Pass	326,158	400,649	284,493	135,935	74,174	110,309	23,865	—	1,355,583
Special Mention	12,440	2,543	—	—	92	1,094	—	—	16,169
Substandard	142	827	—	—	647	636	50	—	2,302
Commercial and industrial
Pass	46,335	32,112	18,131	8,075	1,350	2,051	20,876	—	128,930
Special Mention	401	—	—	—	—	—	12	—	413
Substandard	227	—	—	—	—	82	26	—	335
	385,703	436,131	302,624	144,010	76,263	114,172	44,829	—	1,503,732
Consumer:
Home equity
Pass	7,331	4,377	4,575	1,437	814	2,127	73,020	5,895	99,576
Special Mention	—	—	—	—	—	—	45	281	326
Substandard	—	20	—	—	—	24	120	181	345
Other
Pass	4,112	2,737	1,697	385	101	95	346	—	9,473
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	80	14	44	—	4	—	—	—	142
	11,523	7,148	6,316	1,822	919	2,246	73,531	6,357	109,862

Total	$639,789	$1,096,101	$1,372,917	$1,529,818	$827,047	$2,339,984	$118,360	$6,357	$7,930,373

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

	June 30, 2025
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2024	2023	2022	2021	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$175,465	$237,821	$303,716	$544,376	$758,421	$1,797,349	$—	$—	$3,817,148
30-89	—	—	1,110	998	149	7,333	—	—	9,590
90+/FC	—	—	—	254	108	1,803	—	—	2,165
Correspondent purchased
Current	—	513	308,273	452,731	538,846	777,904	—	—	2,078,267
30-89	—	—	720	335	132	1,643	—	—	2,830
90+/FC	—	—	—	377	—	1,387	—	—	1,764
Bulk purchased
Current	—	—	—	—	—	116,800	—	—	116,800
30-89	—	—	—	—	—	157	—	—	157
90+/FC	—	—	—	—	—	137	—	—	137
	175,465	238,334	613,819	999,071	1,297,656	2,704,513	—	—	6,028,858
Commercial:
Commercial real estate
Current	511,404	291,605	422,999	226,049	112,744	141,666	8,863	—	1,715,330
30-89	147	—	—	858	—	439	210	—	1,654
90+/FC	—	142	217	—	108	2,871	50	—	3,388
Commercial and industrial
Current	83,968	27,631	27,319	14,909	5,988	2,097	20,631	—	182,543
30-89	—	—	62	—	65	—	1,039	—	1,166
90+/FC	—	227	—	—	—	82	104	—	413
	595,519	319,605	450,597	241,816	118,905	147,155	30,897	—	1,904,494
Consumer:
Home equity
Current	4,443	5,942	3,833	3,753	1,180	2,242	73,935	7,939	103,267
30-89	—	52	—	153	—	55	139	126	525
90+/FC	—	—	—	—	—	6	74	29	109
Other
Current	3,390	2,208	1,572	1,047	233	65	416	—	8,931
30-89	59	23	20	8	—	—	—	—	110
90+/FC	9	37	14	8	—	—	—	—	68
	7,901	8,262	5,439	4,969	1,413	2,368	74,564	8,094	113,010

Total	$778,885	$566,201	$1,069,855	$1,245,856	$1,417,974	$2,854,036	$105,461	$8,094	$8,046,362

	September 30, 2024
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2024	2023	2022	2021	2020	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$241,765	$326,211	$578,430	$811,455	$521,550	$1,459,500	$—	$—	$3,938,911
30-89	—	64	1,074	638	1,666	5,422	—	—	8,864
90+/FC	—	170	49	—	601	1,451	—	—	2,271
Correspondent purchased
Current	798	326,377	482,598	571,182	226,048	624,961	—	—	2,231,964
30-89	—	—	164	446	—	2,479	—	—	3,089
90+/FC	—	—	1,662	265	—	2,163	—	—	4,090
Bulk purchased
Current	—	—	—	—	—	125,982	—	—	125,982
30-89	—	—	—	—	—	69	—	—	69
90+/FC	—	—	—	—	—	1,539	—	—	1,539
	242,563	652,822	1,063,977	1,383,986	749,865	2,223,566	—	—	6,316,779
Commercial:
Commercial real estate
Current	338,511	403,193	284,493	135,932	74,266	110,448	23,055	—	1,369,898
30-89	229	807	—	3	—	1,094	860	—	2,993
90+/FC	—	19	—	—	647	497	—	—	1,163
Commercial and industrial
Current	46,736	32,112	17,990	8,052	1,350	2,051	20,914	—	129,205
30-89	227	—	141	23	—	—	—	—	391
90+/FC	—	—	—	—	—	82	—	—	82
	385,703	436,131	302,624	144,010	76,263	114,172	44,829	—	1,503,732
Consumer:
Home equity
Current	7,331	4,378	4,540	1,437	814	2,133	72,721	6,084	99,438
30-89	—	—	35	—	—	—	349	87	471
90+/FC	—	19	—	—	—	18	115	186	338
Other
Current	4,109	2,728	1,641	327	101	95	344	—	9,345
30-89	3	9	100	58	—	—	2	—	172
90+/FC	80	14	—	—	4	—	—	—	98
	11,523	7,148	6,316	1,822	919	2,246	73,531	6,357	109,862

Total	$639,789	$1,096,101	$1,372,917	$1,529,818	$827,047	$2,339,984	$118,360	$6,357	$7,930,373

Gross Charge-Offs - The following tables present gross charge-offs, for the periods indicated, by class of financing receivable for the year of origination or most recent credit decision.

	For the Nine Months Ended June 30, 2025
								Revolving
								Lines
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	of Credit
	Fiscal	Year	Year	Year	Year	Prior	Lines of	Converted to
	Year	2024	2023	2022	2021	Years	Credit	Term	Total
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Correspondent purchased	—	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	113	—	—	113
	—	—	—	—	—	113	—	—	113

Commercial:
Commercial real estate	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

Consumer:
Home equity	35	12	—	—	—	—	—	—	47
Other	—	1	4	—	—	2	2	—	9
	35	13	4	—	—	2	2	—	56

Total	$35	$13	$4	$—	$—	$115	$2	$—	$169

	For the Nine Months Ended June 30, 2024
								Revolving
								Lines
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	of Credit
	Year	Year	Year	Year	Year	Prior	Lines of	Converted to
	2024	2023	2022	2021	2020	Years	Credit	Term	Total
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Correspondent purchased	—	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—

Commercial:
Commercial real estate	50	—	—	—	—	10	—	—	60
Commercial and industrial	—	—	—	—	—	—	—	—	—
	50	—	—	—	—	10	—	—	60

Consumer:
Home equity	14	1	—	—	—	—	—	—	15
Other	—	9	13	—	—	4	—	—	26
	14	10	13	—	—	4	—	—	41

Total	$64	$10	$13	$—	$—	$14	$—	$—	$101

Delinquent and Nonaccrual Loans - The following tables present the amortized cost, at the dates indicated, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total loans. At June 30, 2025 and September 30, 2024, all loans 90 or more days delinquent were on nonaccrual status.

	June 30, 2025
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$9,590	$2,165	$11,755	$3,817,148	$3,828,903
Correspondent purchased	2,830	1,764	4,594	2,078,267	2,082,861
Bulk purchased	157	137	294	116,800	117,094
Commercial:
Commercial real estate	1,654	3,388	5,042	1,715,330	1,720,372
Commercial and industrial	1,166	413	1,579	182,543	184,122
Consumer:
Home equity	525	109	634	103,267	103,901
Other	110	68	178	8,931	9,109
	$16,032	$8,044	$24,076	$8,022,286	$8,046,362

	September 30, 2024
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$8,864	$2,271	$11,135	$3,938,911	$3,950,046
Correspondent purchased	3,089	4,090	7,179	2,231,964	2,239,143
Bulk purchased	69	1,539	1,608	125,982	127,590
Commercial:
Commercial real estate	2,993	1,163	4,156	1,369,898	1,374,054
Commercial and industrial	391	82	473	129,205	129,678
Consumer:
Home equity	471	338	809	99,438	100,247
Other	172	98	270	9,345	9,615
	$16,049	$9,581	$25,630	$7,904,743	$7,930,373

The amortized cost of mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process as of June 30, 2025 and September 30, 2024 was $802 thousand and $1.6 million, respectively, which are included in loans 90 or more days delinquent or in foreclosure in the tables above. The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure as of June 30, 2025 and September 30, 2024 was $92 thousand and $55 thousand, respectively.

The following table presents the amortized cost at June 30, 2025 and September 30, 2024, by class, of loans classified as nonaccrual. Nonaccrual loans with no ACL were individually evaluated for loss and any losses have been charged-off. The increase in nonaccrual commercial real estate loans as of June 30, 2025 was due primarily to two loans that are related to the same borrowing relationship. The Bank entered into an agreement with the borrower which allows the borrower to not make payments on these two loans until later in calendar year 2025; therefore, these loans were considered nonaccrual at June 30, 2025.

	June 30, 2025		September 30, 2024
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
One- to four-family:
Originated	$2,165	$889	$2,271	$764
Correspondent purchased	1,764	—	4,090	182
Bulk purchased	137	—	1,539	812
Commercial:
Commercial real estate	43,440	43,088	1,495	901
Commercial and industrial	511	511	335	335
Consumer:
Home equity	109	—	338	—
Other	68	14	98	16
	$48,194	$44,502	$10,166	$3,010

Loan Modifications - The following tables present the amortized cost basis of loans, as of the dates indicated, that were both experiencing financial difficulties and modified during the periods noted, by class of financing receivable and by type of modification. Also presented in the tables is the percentage of the amortized cost basis of loans, at the dates indicated, that were modified to borrowers experiencing financial difficulties as compared to the amortized cost basis of each class of financing receivable during the periods noted. During the three and nine months ended June 30, 2025, there were no charge-offs related to loans modified during those periods. During the three and nine months ended June 30, 2024, there was a $50 thousand charge-off related to a commercial real estate loan that was modified during the three months ended June 30, 2024. The Company has not committed to lend additional amounts to borrowers included in these tables. The commercial real estate payment delay modifications during the three and nine-months ended June 30, 2025 were due primarily to two loans where the Bank entered into an agreement with the borrower which allows the borrower to not make payments until later in calendar year 2025. These two commercial real estate loans were classified as substandard and nonaccrual at June 30, 2025.

	For the Three Months Ended June 30, 2025
			Term
			Extension		Total
			and		Class of
	Payment	Term	Payment		Financing
	Delay	Extension	Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$340	$3,110	$1,645	$5,095	0.13%
Correspondent purchased	—	—	523	523	0.03
Bulk purchased	—	—	—	—	—
	340	3,110	2,168	5,618	0.09
Commercial:
Commercial real estate	39,962	—	—	39,962	2.32
Commercial and industrial	—	691	—	691	0.38
	39,962	691	—	40,653	2.13
Consumer loans:
Home equity	—	—	—	—	—
Other	—	—	—	—	—
	—	—	—	—	—

Total	$40,302	$3,801	$2,168	$46,271	0.58

	For the Nine Months Ended June 30, 2025
			Term
			Extension		Total
			and		Class of
	Payment	Term	Payment		Financing
	Delay	Extension	Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$470	$4,455	$2,271	$7,196	0.19%
Correspondent purchased	—	—	710	710	0.03
Bulk purchased	—	—	—	—	—
	470	4,455	2,981	7,906	0.13
Commercial:
Commercial real estate	47,912	—	—	47,912	2.78
Commercial and industrial	—	994	—	994	0.54
	47,912	994	—	48,906	2.57
Consumer loans:
Home equity	20	35	—	55	0.05
Other	—	—	—	—	—
	20	35	—	55	0.05

Total	$48,402	$5,484	$2,981	$56,867	0.71

	For the Three Months Ended June 30, 2024
		Term
		Extension		Total
		and		Class of
	Term	Payment		Financing
	Extension	Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$623	$59	$682	0.02%
Correspondent purchased	—	—	—	—
Bulk purchased	—	—	—	—
	623	59	682	0.01
Commercial:
Commercial real estate	—	—	—	—
Commercial and industrial	—	30	30	0.02
	—	30	30	—
Consumer loans:
Home equity	—	—	—	—
Other	—	—	—	—
	—	—	—	—

Total	$623	$89	$712	0.01

	For the Nine Months Ended June 30, 2024
		Term
		Extension		Total
		and		Class of
	Term	Payment		Financing
	Extension	Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$623	$7,114	$7,737	0.19%
Correspondent purchased	—	1,731	1,731	0.08
Bulk purchased	—	—	—	—
	623	8,845	9,468	0.15
Commercial:
Commercial real estate	—	192	192	0.01
Commercial and industrial	—	486	486	0.37
	—	678	678	0.05
Consumer loans:
Home equity	—	—	—	—
Other	—	—	—	—
	—	—	—	—

Total	$623	$9,523	$10,146	0.13

Financial effect of loan modifications - The tables below present the financial effect of loan modifications during the three and nine months ended June 30, 2025 and 2024, including the weighted average payment delay and weighted average term extension.

	For the Three Months Ended June 30, 2025		For the Nine Months Ended June 30, 2025
	Payment	Term	Payment	Term
	Delay	Extension	Delay	Extension
One- to four-family:
Originated	8 months	26 months	8 months	23 months
Correspondent purchased	8 months	27 months	8 months	44 months

Commercial:
Commercial real estate	8 months	N/A	8 months	N/A
Commercial and industrial	N/A	6 months	N/A	5 months

Consumer:
Consumer home equity	N/A	N/A	7 months	14 months

	For the Three Months Ended June 30, 2024		For the Nine Months Ended June 30, 2024
	Payment	Term	Payment	Term
	Delay	Extension	Delay	Extension
One- to four-family:
Originated	8 months	20 months	4 months	31 months
Correspondent purchased	N/A	N/A	4 months	17 months

Commercial:
Commercial real estate	N/A	N/A	24 months	24 months
Commercial and industrial	6 months	9 months	6 months	6 months

Performance of loan modifications - The Company closely monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans, based on amortized cost, by class of financing receivable as of June 30, 2025, on loans modified during the previous 12-months for borrowers experiencing financial difficulty that were delinquent as of June 30, 2025, or as of June 30, 2024 on loans modified on or after October 1, 2023 (the day the Company adopted ASU 2022-02) through June 30, 2024 for borrowers experiencing financial difficulty, that were delinquent as of June 30, 2024. All other loans modified to borrowers experiencing financial difficulty during the periods noted were current as of June 30, 2025 and June 30, 2024.

	As of June 30, 2025			As of June 30, 2024
	30 to 89 Days Delinquent	90 or More Days Delinquent or in Foreclosure	Total Delinquent Loans	30 to 89 Days Delinquent	90 or More Days Delinquent or in Foreclosure	Total Delinquent Loans
	(Dollars in thousands)
One- to four-family:
Originated	$1,610	$193	$1,803	$1,847	$205	$2,052
Correspondent purchased	—	—	—	182	—	182
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	50	—	50
Commercial and industrial	994	—	994	—	—	—
Consumer loans:
Home equity	86	—	86	—	—	—
Other	—	—	—	—	—	—
	$2,690	$193	$2,883	$2,079	$205	$2,284

The following tables present the amortized cost basis of loans that had a payment default during the three and nine months ended June 30, 2025 and were modified to borrowers experiencing financial difficulty in the 12-months prior to the default date, or loans that had a payment default during the three and nine months ended June 30, 2024 and were modified to borrowers experiencing financial difficulty on or after October 1, 2023 (the day the Company adopted ASU 2022-02) prior to the default date, by class of financing receivable and by type of modification. The Company considers "default" to mean 90 days or more past due under the modified terms.

	For the Three Months Ended June 30, 2025	For the Nine Months Ended June 30, 2025
				Term
				Extension
				and
	Term	Payment	Term	Payment
	Extension	Delay	Extension	Delay	Total
	(Dollars in thousands)
One- to four-family:
Originated	$193	$82	$193	$148	$423
Correspondent purchased	—	—	—	426	426
Bulk purchased	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	192	192
Commercial and industrial	—	—	—	227	227
Consumer loans:
Home equity	—	85	—	—	85
Other	—	—	—	—	—
	$193	$167	$193	$993	$1,353

	For the Three Months Ended June 30, 2024	For the Nine Months Ended June 30, 2024
	Term	Term
	Extension	Extension
	and	and
	Payment	Payment
	Delay	Delay
(Dollars in thousands)
One- to four-family:
Originated	$188	$205
Correspondent purchased	—	—
Bulk purchased	—	—
Commercial:
Commercial real estate	—	—
Commercial and industrial	—	—
Consumer loans:
Home equity	—	—
Other	—	—
	$188	$205

Allowance for Credit Losses - The following tables summarize ACL activity, by loan portfolio segment, for the periods presented.

	For the Three Months Ended June 30, 2025
	One- to four-	Commercial	Commercial
	Family	Real Estate	and Industrial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,562	$19,005	$1,171	$232	$23,970
Charge-offs	—	—	—	(29)	(29)
Recoveries	2	—	1	1	4
Provision for credit losses	(32)	(2,407)	1,269	33	(1,137)
Ending balance	$3,532	$16,598	$2,441	$237	$22,808

	For the Nine Months Ended June 30, 2025
	One- to four-	Commercial	Commercial
	Family	Real Estate	and Industrial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,673	$17,968	$1,186	$208	$23,035
Charge-offs	(113)	—	—	(56)	(169)
Recoveries	7	20	3	7	37
Provision for credit losses	(35)	(1,390)	1,252	78	(95)
Ending balance	$3,532	$16,598	$2,441	$237	$22,808

	For the Three Months Ended June 30, 2024
	One- to four-	Commercial	Commercial
	Family	Real Estate	and Industrial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$5,060	$18,311	$1,019	$244	$24,634
Charge-offs	—	(50)	—	(26)	(76)
Recoveries	17	—	2	—	19
Provision for credit losses	(271)	1,401	113	34	1,277
Ending balance	$4,806	$19,662	$1,134	$252	$25,854

	For the Nine Months Ended June 30, 2024
	One- to four-	Commercial	Commercial
	Family	Real Estate	and Industrial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$5,328	$17,076	$1,104	$251	$23,759
Adoption of ASU 2022-02	18	—	2	—	20
Balance at October 1, 2023	5,346	17,076	1,106	251	23,779
Charge-offs	—	(60)	—	(41)	(101)
Recoveries	25	—	3	15	43
Provision for credit losses	(565)	2,646	25	27	2,133
Ending balance	$4,806	$19,662	$1,134	$252	$25,854

The key assumptions in the Company's ACL model include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at June 30, 2025. The key assumptions utilized in estimating the Company's ACL at June 30, 2025 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected an economic forecast that was the most appropriate considering the facts and circumstances at June 30, 2025. At June 30, 2025, management selected an economic scenario to account for current economic conditions and future economic uncertainty related to recently issued and proposed federal government policies. The forecasted economic indices applied to the model at June 30, 2025 were the national unemployment rate, changes in commercial real estate price index, changes in home values, changes in the U.S. consumer price index, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at June 30, 2025 was the national unemployment rate. The forecasted national unemployment rate in the economic scenario selected by management at June 30, 2025 had the national unemployment rate gradually increasing to 5.7% by June 30, 2026, which was the end of our four-quarter forecast time period.
•Forecast and reversion to mean time periods - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at June 30, 2025.
•Prepayment and curtailment assumptions - The assumptions used at June 30, 2025 were generally based on actual historical prepayment and curtailment speeds, adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary for each respective loan pool in the model.
•Qualitative factors - Management applied qualitative factors at June 30, 2025 to account for large dollar commercial real estate loan concentrations and potential risk of loss in market value for newer one- to four-family loans. These qualitative factors were applied to account for credit risks not fully reflected in the discounted cash flow model.
◦The Company's commercial real estate loans generally have low LTV ratios and strong DSCRs which serve as indicators that losses in the commercial real estate loan portfolio might be unlikely; however, because there is uncertainty surrounding the nature, timing and amount of expected losses, management believes that in the event of a realized loss within the large dollar commercial real estate loan pool, the magnitude of such a loss could be significant. The large dollar commercial real estate loan concentration qualitative factor addresses the risk associated with a large dollar relationship deteriorating due to a loss event. As part of its analysis, management considered external data including historical commercial real estate price index trending information from a variety of sources to help determine the amount of this qualitative factor.
◦For one- to four-family loans, management believes there is potential risk of loss in market value in an economic downturn related to, in particular, newer originations where property values have not experienced price appreciation like more seasoned loans in our portfolio and applied a qualitative factor to account for this risk. To determine the appropriate amount of the one- to four-family loan qualitative factor as of June 30, 2025, management considered external historical home price index trending information, along with historical loan loss experience and portfolio balance trending, the one-to four-family loan portfolio composition with regard to loan size, and management's knowledge of the Bank's loan portfolio and the one- to four-family lending industry.

Reserve for Off-Balance Sheet Credit Exposures - At June 30, 2025 and September 30, 2024, the Bank's off-balance sheet credit exposures totaled $875.6 million and $826.5 million, respectively.

The following table summarizes the change in reserve for off-balance sheet credit exposures during the periods indicated. The provision for the three months ended June 30, 2025 was due primarily to an increase in the balance of commercial and industrial off-balance sheet credit exposures. The increase in the reserve for off-balance sheet credit exposures as of June 30, 2025 compared to June 30, 2024 was due primarily to an increase in commercial real estate and commercial and industrial off-balance sheet credit exposures between periods.

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Dollars in thousands)
Beginning balance	$5,638	$3,679	$6,003	$4,095
Adoption of ASU 2022-02	—	—	—	16
Provision for credit losses	686	195	321	(237)
Ending balance	$6,324	$3,874	$6,324	$3,874

5. BORROWED FUNDS
FHLB Borrowings and Interest Rate Swaps - As of June 30, 2025 and September 30, 2024, the Bank held interest rate swap agreements with a total notional amount of $200.0 million in order to hedge the variable cash flows associated with $200.0 million of adjustable-rate FHLB advances. At June 30, 2025 and September 30, 2024, the interest rate swap agreements had an average remaining term to maturity of 1.5 years and 2.3 years, respectively. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At June 30, 2025 and September 30, 2024, the interest rate swaps were in a gain position with a total fair value of $1.5 million and $2.1 million, respectively, which was reported in other assets on the consolidated balance sheet. During the three and nine months ended June 30, 2025, $557 thousand and $1.8 million, respectively, was reclassified from AOCI as a decrease to interest expense. During the three and nine months ended June 30, 2024, $1.6 million and $5.2 million, respectively, was reclassified from AOCI as a decrease to interest expense. At June 30, 2025, the Company estimated that $1.1 million of interest expense associated with the interest rate swaps would be reclassified from AOCI as a decrease to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank held cash collateral of $1.7 million and $2.1 million at June 30, 2025 and September 30, 2024, respectively.

During the three months ended June 30, 2025, the Bank prepaid fixed-rate FHLB advances totaling $200.0 million with a weighted average contractual interest rate of 4.70% and a weighted average remaining term of 0.6 years, and replaced these advances with fixed-rate FHLB advances totaling $200.0 million with a weighted average contractual interest rate of 3.83% and a weighted average term of 2.5 years. The Bank paid penalties of $547 thousand to FHLB as a result of prepaying these advances. The prepayment penalties are being recognized in interest expense over the life of the new FHLB advances. The weighted average effective interest rate of the new advances was 3.93%.

6. INCOME TAXES
At June 30, 2025 and September 30, 2024, the Company had a net operating loss deferred income tax asset of $19.9 million and $30.5 million, respectively. The gross federal and state net operating loss amount at June 30, 2025 was $82.0 million, which will carry forward indefinitely. The net operating loss will be applied to the Company's taxable income, subject to federal and state regulations regarding net operating loss usage limitations, until such time as it is fully utilized. Additionally, the Company had a $19.6 million and $12.8 million deferred tax asset related to the Bank's low income housing tax credits as of June 30, 2025 and September 30, 2024, respectively. These credits are not currently able to be fully utilized due to income tax return income limitations. Federal tax credits carry forward for 20 years.

The Company assesses the available positive and negative evidence surrounding the recoverability of its deferred tax assets and applies its judgment in estimating the amount of the valuation allowance necessary under the circumstances. At June 30, 2025 and September 30, 2024, the Company had a valuation allowance of $33 thousand and $27 thousand, respectively, related to the net operating losses generated by the Company's consolidated Kansas corporate income tax return as management believes there will not be sufficient taxable income to fully utilize these deferred tax assets before they begin to expire in 2028 and thereafter. For this reason, a valuation allowance was recorded for the related amounts at June 30, 2025 and September 30, 2024. No additional valuation allowances were recorded for the Company's other deferred tax assets as management believes it is more likely than not that these amounts will be realized through the reversal of the Company's existing taxable temporary differences and projected future taxable income.

During the three months ended June 30, 2025, the State of Kansas enacted a change in the tax law that is effective October 1, 2027 for the Company and the Bank. The State of Kansas is changing the way it attributes taxable income to the State, specifically changing from a three-factor apportionment (property, payroll and receipts) to a single, revenue-based method. Most of the Bank's property and payroll are located in Kansas, but a large amount of its revenue generating activities, predominantly loan interest income, are outside of Kansas. Therefore, the Bank is expecting a decrease in income apportioned to Kansas starting in fiscal year 2028 due to the tax law change. As a result, as of June 30, 2025, the Bank remeasured its state deferred tax assets and liabilities expected as of October 1, 2027. The Bank recorded an $857 thousand reduction in net state income tax expense during the current quarter related to this law change.

On July 4, 2025, the H.R. 1 - One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others being phased in through 2027. The Company is currently evaluating the effect the OBBBA will have on the Company's consolidated financial condition and results of operations.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The Company primarily uses prices obtained from third-party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third-party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third-party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third-party pricing service when determining the fair value of its securities during the nine months ended June 30, 2025 or during fiscal year 2024. The Company's major security types, based on the nature and risks of the securities, are:

•MBS - The majority of these securities are issued by GSEs. Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•GSE debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)
•Corporate Bonds and Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rates swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values obtained from the counterparty during the nine months ended June 30, 2025 or during fiscal year 2024. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2025 or September 30, 2024.

	June 30, 2025
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$897,575	$—	$897,575	$—
GSE debentures	54,955	—	54,955	—
Corporate bonds	3,699	—	3,699	—
	956,229	—	956,229	—
Interest rate swaps	1,463	—	1,463	—
	$957,692	$—	$957,692	$—

	September 30, 2024
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$783,573	$—	$783,573	$—
GSE debentures	69,305	—	69,305	—
Corporate bonds	3,388	—	3,388	—
	856,266	—	856,266	—
Interest rate swaps	2,103	—	2,103	—
	$858,369	$—	$858,369	$—

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

Loans Receivable - Collateral dependent assets are assets evaluated on an individual basis. Those collateral dependent assets that are evaluated on an individual basis are considered financial assets measured at fair value on a non-recurring basis. The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during the nine months ended June 30, 2025 and 2024 that were still held in the portfolio as of June 30, 2025 and 2024 was $89.6 million and $1.6 million, respectively. Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the nine months ended June 30, 2025 and June 30, 2024 were downward adjustments to the book value of the collateral for lack of marketability. During the nine months ended June 30, 2025, the adjustments ranged from 10% to 99%, with a weighted average of 22%. During the nine months ended June 30, 2024, the adjustments ranged from 5% to 100%, with a weighted average of 33%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

OREO - OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value. The fair value for one- to four-family OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for one- to four-family OREO was the appraisal or listing price. The fair value of one- to four-family OREO measured on a non-recurring basis during the nine months ended June 30, 2025 was $92 thousand. The carrying value of the properties equaled the fair value of the properties at June 30, 2025. There was no one- to four-family OREO measured on a non-recurring basis during the nine months ended June 30, 2024.

For commercial OREO, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable input for commercial OREO is downward adjustments to book value of the collateral for lack of marketability. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. There was no commercial OREO measured on a non-recurring basis during the nine months ended June 30, 2025 and 2024.
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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	June 30, 2025
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$174,965	$174,965	$174,965	$—	$—
AFS securities	956,229	956,229	—	956,229	—
Loans receivable	8,023,554	7,739,102	—	—	7,739,102
FHLB stock	98,225	98,225	98,225	—	—
Interest rate swaps	1,463	1,463	—	1,463	—
Liabilities:
Deposits	6,431,137	6,431,235	3,509,556	2,921,679	—
Borrowings	2,071,585	2,066,711	—	2,066,711	—

	September 30, 2024
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$217,307	$217,307	$217,307	$—	$—
AFS securities	856,266	856,266	—	856,266	—
Loans receivable	7,907,338	7,660,535	—	—	7,660,535
FHLB stock	101,175	101,175	101,175	—	—
Interest rate swaps	2,103	2,103	—	2,103	—
Liabilities:
Deposits	6,129,982	6,135,652	3,164,672	2,970,980	—
Borrowings	2,179,564	2,169,403	—	2,169,403	—

8. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods indicated.

	For the Three Months Ended June 30, 2025
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$15,040	$2,012	$17,052
Other comprehensive income (loss), before reclassifications	2,303	(345)	1,958
Amount reclassified from AOCI, net of taxes of $177	—	(557)	(557)
Other comprehensive income (loss)	2,303	(902)	1,401
Ending balance	$17,343	$1,110	$18,453

	For the Nine Months Ended June 30, 2025
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$20,032	$1,595	$21,627
Other comprehensive income (loss), before reclassifications	(2,689)	1,324	(1,365)
Amount reclassified from AOCI, net of taxes of $576	—	(1,809)	(1,809)
Other comprehensive income (loss)	(2,689)	(485)	(3,174)
Ending balance	$17,343	$1,110	$18,453

	For the Three Months Ended June 30, 2024
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$8,780	$5,747	$14,527
Other comprehensive income (loss), before reclassifications	(2,412)	829	(1,583)
Amount reclassified from AOCI, net of taxes of $502	—	(1,561)	(1,561)
Other comprehensive income (loss)	(2,412)	(732)	(3,144)
Ending balance	$6,368	$5,015	$11,383

	For the Nine Months Ended June 30, 2024
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(1,142)	$9,842	$8,700
Other comprehensive income (loss), before reclassifications	8,698	352	9,050
Amount reclassified from AOCI, net of taxes of $1,670	—	(5,179)	(5,179)
Reclassification adjustment for gross gains on AFS securities included in net income, net of taxes of $383	(1,188)	—	(1,188)
Other comprehensive income (loss)	7,510	(4,827)	2,683
Ending balance	$6,368	$5,015	$11,383

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
•increases in classified and/or non-performing assets, which may require the Bank to increase the ACL, charge-off loans and incur elevated collection and carrying costs, or not recognize income for a period of time, related to such non-performing assets;
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

The Company recognized net income of $49.2 million, or $0.38 per share, for the current year period, compared to net income of $26.0 million, or $0.20 per share, for the prior year period. The lower net income in the prior year period was primarily a result of the net losses on the sale of securities associated with the securities strategy. See additional discussion regarding the securities strategy in the "Securities Strategy to Improve Earnings" section below. Excluding the effects of the net loss associated with the securities strategy, EPS would have been $0.28 for the prior year period. The increase in EPS excluding the effects of the net loss associated with the securities strategy was due primarily to higher net interest income in the current year period.

The net interest margin increased 15 basis points, from 1.77% for the prior year period to 1.92% for the current year period. The increase was due mainly to higher yields on the loan portfolio due to the continued shift of loan balances from the one- to four-family loan portfolio to the higher yielding commercial loan portfolio, which outpaced the increase in the cost of deposits, largely in high yield savings accounts and retail certificates of deposit.

The Bank continues to transition from a retail oriented financial institution to one with an increasing focus on commercial customers by strategically growing all aspects of commercial banking through the alignment of technology, people, products, and services. The Bank is active in local markets for lending, commercial deposit and treasury management relationships, even when the lending opportunity may be for locations outside of the Bank's and the customers' local footprint. For additional discussion, see the "Strategic Banking Initiatives" section below.

The Company's efficiency ratio was 58.89% for the current year period compared to 69.77% for the prior year period. Excluding the net losses from the securities strategy, the efficiency ratio would have been 62.87% for the prior year period. The improvement in the efficiency ratio, excluding the net losses from the securities strategy, was due primarily to higher net interest income compared to the prior year period. The Company's operating expense ratio (annualized) for the current year period was 1.20% compared to 1.18% for the prior year period, due mainly to higher non-interest expense, largely related to increased expenses due to higher salaries and employee benefits.

Total assets were $9.69 billion at June 30, 2025, a $165.1 million increase from September 30, 2024, due mainly to increases in loans and securities which were funded by excess operating cash and deposit growth, largely in the Bank's high yield savings account offering.

The loans receivable portfolio was $8.02 billion at June 30, 2025, a $116.2 million increase from September 30, 2024 due to a $402.9 million increase in commercial loans, attributable primarily to commercial real estate loan growth, partially offset by a decrease in one- to four-family loans of $286.2 million.

Total deposits were $6.43 billion at June 30, 2025, a $301.2 million increase from September 30, 2024. The increase during the current year period was due primarily to a $311.8 million increase in the Bank's high yield savings account offering and a $98.3 million, or 37.8%, increase in commercial non-maturity deposits. The increases were partially offset by an $85.4 million decrease in retail certificates of deposit and a $60.6 million decrease in retail money market accounts. Management has continued to focus on retaining and growing retail deposits through the Bank's high yield savings account product, which as of June 30, 2025, had an annual percentage yield of 4.00% for accounts meeting the account criteria, including a $10 thousand balance minimum. The annual percentage yield decreased during the current quarter from 4.30% as of March 31, 2025.

Total borrowings were $2.07 billion at June 30, 2025, a $108.0 million decrease from September 30, 2024. The decrease was due to principal payments made on the Bank's amortizing FHLB advances, along with borrowings that matured but were not replaced. Management estimates that the Bank had $2.97 billion in liquidity available at June 30, 2025 based on the Bank's blanket collateral agreement with FHLB and unencumbered securities.

Stockholders' equity totaled $1.05 billion at June 30, 2025, an increase of $13.9 million from September 30, 2024. As of June 30, 2025, the Bank's capital ratios exceeded the well-capitalized requirements. The Bank's community bank leverage ratio ("CBLR") as of June 30, 2025 was 9.7%.

The Bank's asset quality remains strong, reflected in the continued low level of loan delinquency and charge-off ratios. At June 30, 2025, loans 30 to 89 days delinquent were 0.20% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.10% of total loans receivable, net. See "Financial Condition - Asset Quality - Delinquent and nonaccrual loans and OREO" below for additional discussion. During the current year period, net charge-offs ("NCOs") were $132 thousand.

At June 30, 2025 the gap between the Bank's amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(963.3) million, or (9.9)% of total assets, compared to $(1.51) billion, or (15.8)% of total assets, at September 30, 2024. As of June 30, 2025, the Bank exceeded internal policy thresholds for sensitivity to changes in interest rates. See additional discussion in "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk."

Securities Strategy to Improve Earnings
In October 2023, the Company initiated a securities strategy (the "securities strategy") by selling $1.30 billion of securities, representing 94% of its securities portfolio. Since the Company did not have the intent to hold the $1.30 billion of securities to maturity at September 30, 2023, the Company recognized an impairment loss on those securities of $192.6 million which was reflected in the Company's financial statements for the quarter and fiscal year ended September 30, 2023. The securities strategy allowed the Company to improve its earnings stream going forward, beginning in the quarter ended December 31, 2023, by redeploying most of the proceeds into then-current market rate securities and to provide liquidity to deleverage the balance sheet utilizing the remaining proceeds. During the quarter ended December 31, 2023, the Company completed the sale of securities and recognized $13.3 million ($10.0 million net of tax), or $0.08 per share, of additional loss. See additional information regarding the impact of the securities strategy on our financial measurements in "Comparison of Operating Results for the Nine Months Ended June 30, 2025 and 2024 - Average Balance Sheets" below. The $1.30 billion of securities sold had a weighted average yield of 1.22% and an average duration of 3.6 years. With the proceeds from the sale of the securities, the Company purchased $632.0 million of securities yielding 5.75%, paid down $500.0 million of borrowings with a weighted average cost of 4.70%, and held the remaining cash at the FRB earning interest at the reserve balance rate until such time as it could be used to fund commercial activity or for other Bank operations.

Strategic Banking Initiatives

The Company continues to strategically grow all aspects of commercial banking through the alignment of technology, people, products and services. Management believes we have been and will continue to be successful in this initiative as we focus on meeting the financial needs of growing and established companies and small businesses and pairing them with experienced relationship managers who offer a broad range of customized services, digital platforms and sophisticated cash management tools. Leveraging our new technology and organizational structure to quickly respond to customer needs in the sales pipeline is central to our growth strategy for commercial deposits. We expect that commercial loan growth will continue to be driven by prospecting for new relationships and maintaining and expanding existing relationships. While strong credit quality remains a priority, the Bank is now offering a full suite of treasury management products to service new and existing relationships.

During the current quarter, the Bank continued to implement and utilize commercial loan pricing and profitability software which provides pricing and profitability based on the full customer banking relationship. Management is in the process of implementing additional software modules during the remainder of fiscal year 2025 that provide market insight regarding competitor pricing to assist loan officers when preparing a loan offering for a customer.

We see many opportunities to grow our non-interest-bearing deposit base and diversify fee-based revenue streams through growth in treasury management services, trust and wealth management services, and small business banking. We have a team of bankers focused on the deposit and loan needs of small businesses in our market area. During the current quarter the Bank successfully launched new checking products and digital banking services specifically designed for our small business customers. In the quarter ending September 30, 2025 the Bank expects to introduce digital onboarding for these small business customers using industry-leading risk management and screening tools, which will replace many manual verification tasks. We continue to listen to the needs of our customers as this line of business grows, and as a result of demand within the treasury management pipeline, we are actively evaluating new technology for lockbox services, integrated accounts receivable, integrated accounts payable and purchase cards.

As part of this growth strategy, we are creating a seamless digital banking experience for all customers, which we believe will better enable the Bank to attract and retain deposits. This includes a new deposit account onboarding platform implemented in November 2024 and digital banking enhancements for debit cardholders that will allow customers to begin using their card immediately online and in digital wallets without waiting for the physical card in the mail which is projected to be implemented in the fourth quarter of fiscal year 2025.

We are building a suite of private banking products and services. Subsequent to June 30, 2025, the Bank hired several seasoned and well-connected wealth management professionals to allow us to round out our product offerings, begin managing our first private banking relationships, and transform our trust and wealth management business. With this, private banking will be a new offering to our customer base.

Financial Condition
The following table summarizes the Company's financial condition at the dates indicated.

			Annualized		Annualized
	June 30,	March 31,	Percent	September 30,	Percent
	2025	2025	Change	2024	Change
	(Dollars and shares in thousands)
Total assets	$9,692,739	$9,718,184	(1.0)%	$9,527,608	2.3%
AFS securities	956,229	961,417	(2.2)	856,266	15.6
Loans receivable, net	8,023,554	7,875,905	7.5	7,907,338	2.0
Deposits	6,431,137	6,372,545	3.7	6,129,982	6.6
Borrowings	2,071,585	2,142,956	(13.3)	2,179,564	(6.6)
Stockholders' equity	1,046,158	1,037,110	3.5	1,032,270	1.8
Equity to total assets at end of period	10.8%	10.7%		10.8%
Average number of basic shares outstanding	130,081	130,026	0.2	129,918	0.2
Average number of diluted shares outstanding	130,081	130,026	0.2	129,918	0.2

Loans receivable, net increased $147.6 million, or 7.5% annualized, during the current quarter. The loan portfolio mix continued to shift from one- to four-family loans to commercial loans. The commercial loan portfolio grew $243.5 million during the current quarter, due mainly to a $221.2 million increase in the commercial real estate portfolio, partially offset by a $99.3 million decrease in one- to four-family loans. As of June 30, 2025, the Bank also had $146.2 million of commercial real estate loan commitments which are expected to fund early during the September 30, 2025 quarter.

As a result of continued high interest rates and a lack of housing inventory, which has reduced housing market transactions, our one- to four-family origination and refinance activity has slowed which directly impacts the Bank's one- to four-family loan portfolio. In addition, the Bank suspended its one- to four-family correspondent lending channels during fiscal year 2024 for the foreseeable future. Management expects the Bank's one- to four-family originated loan portfolio will continue to decrease as the affordability of housing remains challenging and there is a limited supply of homes for sale. It is expected that excess repayment cash flows generated from the one- to four-family portfolio will continue to be used to fund commercial loan growth.

Borrowings decreased $71.4 million, or 13.3% annualized, due to a $50.0 million borrowing that matured during the current quarter but was not replaced, along with principal payments made on the Bank's amortizing FHLB advances.

Deposits increased $58.6 million during the current quarter. Commercial non-maturity deposits increased $44.7 million, or 14.3%, during the current quarter, to $358.0 million as of June 30, 2025, as management continues to find commercial deposit growth opportunities. Management has also maintained its focus on retaining retail deposits through the Bank's high yield savings account product, which increased $123.9 million during the current quarter to $408.0 million at June 30, 2025. The increase in high yield savings accounts was partially offset by a $49.7 million decrease in retail money market accounts and a $45.8 million decrease in retail certificates of deposits.

Loans Receivable. The following table presents the balance and weighted average rate of our loan portfolio as of the dates indicated.

	June 30, 2025		March 31, 2025		September 30, 2024
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,828,171	3.74%	$3,863,882	3.68%	$3,941,952	3.60%
Correspondent purchased	2,058,749	3.49	2,117,232	3.48	2,212,587	3.48
Bulk purchased	116,706	3.30	119,914	3.09	127,161	2.80
Construction	14,860	6.27	16,782	6.53	22,970	6.05
Total	6,018,486	3.65	6,117,810	3.61	6,304,670	3.55
Commercial:
Commercial real estate	1,561,691	5.76	1,340,539	5.50	1,191,624	5.43
Commercial and industrial	184,390	6.94	135,884	6.74	129,678	6.66
Construction	165,760	6.39	191,904	6.12	187,676	6.40
Total	1,911,841	5.93	1,668,327	5.67	1,508,978	5.65
Consumer loans:
Home equity	103,564	8.17	99,049	8.12	99,988	8.90
Other	9,109	5.83	9,434	5.87	9,615	5.72
Total	112,673	7.99	108,483	7.93	109,603	8.62
Total loans receivable	8,043,000	4.25	7,894,620	4.10	7,923,251	4.02

Less:
ACL	22,808		23,970		23,035
Deferred loan fees/discounts	31,159		30,276		30,336
Premiums/deferred costs	(34,521)		(35,531)		(37,458)
Total loans receivable, net	$8,023,554		$7,875,905		$7,907,338

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

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2025		June 30, 2025		June 30, 2024
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)
Beginning balance	$7,894,620	4.10%	$7,923,251	4.02%	$7,984,381	3.76%
Originated and refinanced	422,501	6.99	810,222	6.89	511,845	7.29
Purchased and participations	22,689	6.91	92,479	7.13	34,212	7.94
Change in undisbursed loan funds	(26,387)		(26,316)		126,191
Repayments	(268,493)		(754,599)		(685,068)
Principal (charge-offs)/recoveries, net	(25)		(132)		(58)
Other	(1,905)		(1,905)		(20,225)
Ending balance	$8,043,000	4.25	$8,043,000	4.25	$7,951,278	3.96

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

	For the Nine Months Ended
	June 30, 2025			June 30, 2024
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Commercial:
Commercial real estate
Fixed-rate	$51,682	6.94%	5.7%	$4,601	7.62%	0.8%
Adjustable-rate	289,492	6.92	32.1	82,937	7.50	15.2
	341,174	6.92	37.8	87,538	7.51	16.0
Commercial and industrial
Fixed-rate	86,908	7.25	9.6	20,169	6.96	3.7
Adjustable-rate	59,053	7.47	6.6	47,010	7.61	8.6
	145,961	7.34	16.2	67,179	7.41	12.3
Commercial construction
Fixed-rate	11,135	6.88	1.2	3,632	7.07	0.7
Adjustable-rate	140,483	7.28	15.6	131,772	8.04	24.1
	151,618	7.25	16.8	135,404	8.01	24.8
Total commercial
Fixed-rate	149,725	7.12	16.6	28,402	7.08	5.2
Adjustable-rate	489,028	7.09	54.2	261,719	7.79	47.9
	638,753	7.10	70.8	290,121	7.72	53.1

Consumer:
One- to four-family
Fixed-rate	144,638	6.14	16.0	158,014	6.56	28.9
Adjustable-rate	77,051	6.17	8.5	58,172	6.40	10.7
	221,689	6.15	24.5	216,186	6.52	39.6
Home equity and other
Fixed-rate	6,068	8.13	0.7	8,593	8.52	1.6
Adjustable-rate	36,191	8.29	4.0	31,157	9.07	5.7
	42,259	8.27	4.7	39,750	8.95	7.3
Total consumer
Fixed-rate	150,706	6.22	16.7	166,607	6.66	30.5
Adjustable-rate	113,242	6.85	12.5	89,329	7.33	16.4
	263,948	6.49	29.2	255,936	6.89	46.9

Total commercial and consumer
Fixed-rate	300,431	6.67	33.3	195,009	6.72	35.7
Adjustable-rate	602,270	7.04	66.7	351,048	7.67	64.3
	$902,701	6.92	100.0%	$546,057	7.33	100.0%

Commercial participations included above:
Fixed-rate	34,500	6.93		3,500	7.00
Adjustable-rate	57,979	7.26		27,215	8.33
	$92,479	7.13		$30,715	8.17

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average LTV ratio, and average balance per loan as of June 30, 2025. Credit scores were updated in September 2024 from a nationally recognized consumer rating agency. The LTV ratios were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,828,171	63.6%	3.74%	771	58%	$170
Correspondent purchased	2,058,749	34.2	3.49	767	61	394
Bulk purchased	116,706	2.0	3.30	773	53	275
Construction	14,860	0.2	6.27	773	39	270
	$6,018,486	100.0%	3.65	770	59	213
The following table presents origination and refinance activity in our one- to four-family loan portfolio, excluding endorsement activity, along with the weighted average rate, weighted average LTV and weighted average credit score for the time periods presented. As of June 30, 2025, the Bank had one- to four-family loan and refinance commitments totaling $57.9 million at a weighted average rate of 6.45%.

For the Three Months Ended				For the Nine Months Ended
June 30, 2025				June 30, 2025
			Credit				Credit
Amount	Rate	LTV	Score	Amount	Rate	LTV	Score
(Dollars in thousands)
$86,769	6.23%	75%	767	$221,689	6.15%	74%	767

Commercial Loans - The table below presents commercial loan origination and participation activity for the time periods presented, along with weighted average LTV and weighted average DSCR. For commercial real estate and commercial construction loans, the LTV ratio is calculated using the gross loan amount (composed of unpaid principal and undisbursed amounts) and the collateral value at the time of origination. For existing real estate, the "as is" value is used. If the property is to be constructed, the "as completed" value of the collateral is utilized. The DSCR is calculated based on historical borrower performance, or projected borrower performance for newly formed entities with no performance history.

	For the Three Months Ended June 30, 2025
	Originated		Participation		Total		Weighted	Weighted
	Amount	Rate	Amount	Rate	Amount	Rate	LTV	DSCR
	(Dollars in thousands)
Commercial real estate	$160,574	7.00%	$8,922	6.95%	$169,496	7.00%	51%	1.55x
Commercial and industrial	112,389	7.32	900	7.25	113,289	7.32	N/A	1.73
Commercial construction	44,347	7.04	12,867	6.86	57,214	7.00	77	1.34
	$317,310	7.12	$22,689	6.91	$339,999	7.11	58	1.58

	For the Nine Months Ended June 30, 2025
	Originated		Participation		Total		Weighted	Weighted
	Amount	Rate	Amount	Rate	Amount	Rate	LTV	DSCR
	(Dollars in thousands)
Commercial real estate	$305,448	6.91%	$35,726	7.02%	$341,174	6.92%	55%	1.68x
Commercial and industrial	145,061	7.34	900	7.25	145,961	7.34	N/A	2.23
Commercial construction	95,765	7.28	55,853	7.21	151,618	7.25	76	1.59
	$546,274	7.09	$92,479	7.13	$638,753	7.10	61	1.79

The following table presents commercial loan disbursements, excluding lines of credit, during the nine months ended June 30, 2025.

	Amount	Rate
	(Dollars in thousands)
Commercial real estate	$353,217	6.76%
Commercial and industrial	86,105	7.38
Commercial construction	162,673	6.58
	$601,995	6.80

The following table presents the Bank's commercial real estate and commercial construction loans by type of primary collateral as of the dates indicated. Management anticipates fully funding the majority of the undisbursed amounts, as most are not cancellable by the Bank.

	June 30, 2025				March 31, 2025	September 30, 2024
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Hotel	26	$533,192	$51,888	$585,080	$445,485	$323,396
Senior housing	36	340,142	17,431	357,573	344,497	332,334
Multi-family	34	235,815	120,532	356,347	357,068	359,707
Retail building	131	279,729	40,648	320,377	319,780	316,261
Office building	76	126,410	2,887	129,297	127,157	127,961
One- to four-family property	320	66,113	4,535	70,648	65,177	63,416
Warehouse/manufacturing	48	52,283	4,704	56,987	43,564	34,656
Land	25	34,396	332	34,728	34,855	32,943
Single use building	27	33,847	262	34,109	35,466	43,438
Other	36	25,524	1,185	26,709	29,375	29,070
	759	$1,727,451	$244,404	$1,971,855	$1,802,424	$1,663,182

Weighted average rate		5.82%	6.90%	5.96%	5.76%	5.77%

The following table presents the unpaid principal balance of non-owner occupied and owner occupied loans within the Bank's commercial real estate loan portfolio as of the dates indicated.

	June 30, 2025	March 31, 2025	September 30, 2024
	(Dollars in thousands)
Non-owner occupied	$1,135,243	$1,014,987	$886,101
Owner occupied	$163,745	$163,378	$165,334

The following table presents management's funding expectations for the Bank's commercial real estate and commercial construction undisbursed amounts and commitments outstanding as of June 30, 2025. Due to the nature of a revolving line of credit, management is unable to project funding expectations for those balances so those amounts are presented separately from management's funding expectations. The majority of the $146.2 million of commitments expected to fund early during the September 30, 2025 quarter are related to senior housing loans.

	Projected Disbursements for the Quarters Ending
	September 30, 2025	December 31, 2025	March 31, 2026	Thereafter	Revolving Lines of Credit	Total
	(Dollars in thousands)
Undisbursed amounts	$91,308	$69,138	$40,227	$39,322	$4,409	$244,404
Commitments	146,182	2,750	5,250	5,680	1,374	161,236
	$237,490	$71,888	$45,477	$45,002	$5,783	$405,640

Weighted average rate	6.49%	7.01%	6.99%	6.81%	7.45%	6.69%

The following table summarizes the Bank's commercial real estate and commercial construction loans by state as of the dates indicated.

	June 30, 2025				March 31, 2025	September 30, 2024
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Kansas	557	$631,395	$91,797	$723,192	$709,289	$713,437
Texas	21	291,223	27,261	318,484	319,151	348,066
Missouri	129	271,326	39,243	310,569	299,085	313,146
Arizona	6	101,650	20,784	122,434	36,441	15,452
New York	2	110,000	—	110,000	60,000	60,000
California	4	84,735	10,583	95,318	95,430	15,040
Colorado	10	57,319	3,601	60,920	55,134	50,017
Tennessee	3	39,899	540	40,439	40,601	35,973
Nebraska	6	11,227	27,139	38,366	38,658	32,422
Arkansas	2	29,475	—	29,475	36,322	36,588
Other	19	99,202	23,456	122,658	112,313	43,041
	759	$1,727,451	$244,404	$1,971,855	$1,802,424	$1,663,182

The following table presents the Bank's commercial real estate and commercial construction loans by unpaid principal balance, aggregated by type of primary collateral and state, along with weighted average LTV and weighted average DSCR as of June 30, 2025. The LTV is calculated using the gross loan amount (composed of unpaid principal and undisbursed amounts) as of June 30, 2025 and the most current collateral value available, which is most often the value at origination/purchase. The DSCR is calculated at the time of origination, and is updated at the time of subsequent loan renewals, financial reviews (for applicable loans and lending relationships), and any other time management is aware of changes that may impact the DSCR. The DSCR presented in the table below is based on the DSCR at the time of origination unless an updated DSCR has been calculated or the loan has reached the end of its stabilization period. Commercial loans that have an outstanding balance of $1.5 million or more or borrowing relationships with a total relationship exposure of $5.0 million or more are reviewed no less often than annually to monitor financial performance.

	Kansas	Texas	Missouri	New York	Arizona	California	Other	Total
	(Dollars in thousands)
Hotel	$45,029	$142,565	$9,441	$110,000	$97,804	$81,943	$46,410	$533,192
Senior housing	175,176	—	108,632	—	—	—	56,334	340,142
Retail building	84,899	67,842	46,770	—	—	—	80,218	279,729
Multi-family	161,336	19,781	51,078	—	—	—	3,620	235,815
Office building	57,327	60,135	8,801	—	147	—	—	126,410
One- to four-family property	44,673	—	6,375	—	3,324	—	11,741	66,113
Warehouse/manufacturing	32,361	—	16,698	—	—	—	3,224	52,283
Land	6,450	900	308	—	—	—	26,738	34,396
Single use building	12,309	—	18,371	—	375	2,792	—	33,847
Other	11,835	—	4,852	—	—	—	8,837	25,524
	$631,395	$291,223	$271,326	$110,000	$101,650	$84,735	$237,122	$1,727,451

Weighted LTV	65%	53%	67%	47%	53%	49%	65%	61%
Weighted DSCR	1.83x	1.41x	1.70x	1.55x	1.44x	1.50x	1.69x	1.66x

The following table presents the unpaid principal balance of the Bank's commercial real estate and commercial construction loans aggregated by type of primary collateral, along with weighted average rate, LTV, and DSCR as of June 30, 2025.

		Unpaid	Weighted	Weighted	Weighted
	Count	Principal	Rate	LTV	DSCR
	(Dollars in thousands)
Hotel	26	$533,192	6.50%	53%	1.32x
Senior housing	36	340,142	4.68	71	1.42
Retail building	131	279,729	5.25	62	2.03
Multi-family	34	235,815	6.05	64	1.41
Office building	76	126,410	6.30	55	1.83
One- to four-family property	320	66,113	6.00	58	2.45
Warehouse/manufacturing	48	52,283	6.26	65	2.37
Land	25	34,396	6.65	71	4.18
Single use building	27	33,847	6.15	62	1.93
Other	36	25,524	5.82	54	2.07
	759	$1,727,451	5.82	61	1.66

The following table presents the Bank's commercial real estate and commercial construction loans, including unpaid principal and undisbursed amounts, along with outstanding loan commitments as of June 30, 2025, categorized by aggregate gross loan and commitment amounts and average loan amount. For loans over $50.0 million, there were $267.0 million related to hotels in Arizona, California, New York, and Texas, $143.1 million related to multi-family properties in Kansas, and $59.7 million related to an office building in Texas.

		Gross Loan
		and Commitment	Average	Weighted	Weighted	Weighted
	Count	Amounts	Amount	Rate	LTV	DSCR
	(Dollars in thousands)
Greater than $50 million	7	$469,830	$67,119	6.33%	54%	1.37x
>$30 to $50 million	9	332,654	36,962	5.97	66	1.38
>$20 to $30 million	15	364,893	24,326	6.23	66	1.31
>$15 to $20 million	9	154,917	17,213	6.23	64	1.28
>$10 to $15 million	13	155,458	11,958	6.16	73	1.94
>$5 to $10 million	35	247,502	7,071	5.40	69	1.83
$1 to $5 million	122	286,097	2,345	5.34	63	1.97
Less than $1 million	570	121,740	214	6.18	53	3.18
	780	$2,133,091	2,735	5.99	63	1.63

The following table summarizes the Bank's commercial and industrial loans by loan purpose as of the dates indicated. The commercial and industrial gross loan amount increased $96.6 million, or 52%, during the current quarter. During the current quarter, the Bank originated three loans to two borrower relationships that accounted for $85.3 million of the increase in this portfolio. Of the $281.2 million of commercial and industrial loans at June 30, 2025, 58%, or $164.5 million, had a gross loan balance of $5.0 million or more. The largest commercial and industrial lending relationship at June 30, 2025 had a gross loan balance of $81.8 million, which represented 29% of the gross loan balance at June 30, 2025. In addition, the Bank had three commercial and industrial loan commitments totaling $42.0 million, with a weighted average rate of 6.79%, at June 30, 2025, which are not reflected in the table below. The recent growth in this portfolio aligns with the Bank's strategy to grow all aspects of commercial banking. Management anticipates growth will continue in the commercial and industrial loan portfolio but it will likely fluctuate over time due to the nature of these loans.

	June 30, 2025				March 31, 2025	September 30, 2024
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Working capital	200	$68,721	$82,921	$151,642	$85,213	$74,097
Purchase equipment	68	46,902	8,744	55,646	23,019	15,457
Purchase/refinance business assets	48	39,641	504	40,145	41,228	37,950
Finance/lease vehicle	211	23,994	2,775	26,769	27,773	28,318
Other	19	5,132	1,861	6,993	7,329	7,735
	546	$184,390	$96,805	$281,195	$184,562	$163,557

Weighted average rate		6.94%	7.21%	7.03%	6.86%	6.89%

The following table summarizes the Bank's commercial and industrial loans by state as of June 30, 2025.

	Unpaid	Undisbursed	Gross Loan
	Principal	Amount	Amount
	(Dollars in thousands)
Kansas	$118,040	$93,544	$211,584
Missouri	37,768	786	38,554
California	8,009	2,000	10,009
Utah	8,506	—	8,506
Texas	6,129	51	6,180
Other	5,938	424	6,362
	$184,390	$96,805	$281,195

The following table presents the Bank's commercial and industrial loan portfolio, including unpaid principal and undisbursed amounts, along with outstanding loan commitments as of June 30, 2025, categorized by aggregate gross loan and commitment amounts and average loan amount. For loans and commitments over $15.0 million, there were $79.7 million related to working capital loans in Kansas with a weighted DSCR of 1.63x and $30.6 million related to a loan to purchase equipment in Missouri with a DSCR of 1.56x.

		Gross Loan
		and Commitment	Average
	Count	Amounts	Amount
	(Dollars in thousands)
Greater than $15 million	4	$110,268	$27,567
>$10 to $15 million	3	36,286	12,095
>$5 to $10 million	7	54,911	7,844
>$1 to $5 million	26	59,042	2,271
>$500 thousand to $1 million	28	20,176	721
Less than $500 thousand	481	42,512	88
	549	$323,195	589

Asset Quality

Delinquent and nonaccrual loans and OREO. The following table presents the Bank's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at June 30, 2025, 71% were 59 days or less delinquent.

	Loans Delinquent for 30 to 89 Days at:
	June 30,		March 31,		September 30,
	2025		2025		2024
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
One- to four-family:
Originated	77	$9,617	73	$8,072	69	$8,884
Correspondent purchased	13	2,802	9	2,928	12	3,049
Bulk purchased	2	156	3	179	2	68
Commercial:
Commercial real estate	6	1,654	5	2,472	11	2,996
Commercial and industrial	8	1,166	2	348	4	391
Consumer	27	634	24	441	35	642
	133	$16,029	116	$14,440	133	$16,030

Loans 30 to 89 days delinquent
to total loans receivable, net		0.20%		0.18%		0.20%

The following table presents the Bank's nonaccrual loans and OREO at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Nonaccrual loans are loans that are 90 or more days delinquent or in foreclosure and other loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include nonaccrual loans and OREO. The increase in nonaccrual commercial real estate loans as of June 30, 2025 was due primarily to two participation loans related to the same borrowing relationship that were moved to substandard during the current quarter. See the asset classification discussion below for additional information regarding these loans.

	Nonaccrual Loans and OREO at:
	June 30,		March 31,		September 30,
	2025		2025		2024
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	23	$2,168	30	$2,814	29	$2,274
Correspondent purchased	5	1,741	7	1,965	8	4,024
Bulk purchased	1	134	3	620	5	1,535
Commercial:
Commercial real estate	12	3,387	11	3,315	7	1,163
Commercial and industrial	5	412	4	376	2	82
Consumer	12	176	19	473	20	436
	58	8,018	74	9,563	71	9,514

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.10%		0.12%		0.12%

Nonaccrual loans less than 90 Days Delinquent:(1)
Commercial:
Commercial real estate	3	$40,338	5	$1,128	3	$326
Commercial and industrial	1	97	2	142	2	252
	4	40,435	7	1,270	5	578
Total nonaccrual loans	62	48,453	81	10,833	76	10,092

Nonaccrual loans as a percentage of total loans		0.60%		0.14%		0.13%

OREO:
One- to four-family:
Originated(2)	1	$92	—	$—	1	$55
	1	92	—	—	1	55
Total non-performing assets	63	$48,545	81	$10,833	77	$10,147

Non-performing assets as a percentage of total assets		0.50%		0.11%		0.11%
(1)Includes loans required to be reported as nonaccrual pursuant to internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing ten percent or more of the total amount of the Bank's one- to four-family loans are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV for loans 90 or more days delinquent or in foreclosure at June 30, 2025. The LTVs were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,367,703	56.0%	$7,854	62.4%	$2,300	56.9%	45%
Missouri	1,035,760	17.2	3,188	25.4	139	3.4	72
Other states	1,615,023	26.8	1,533	12.2	1,604	39.7	54
	$6,018,486	100.0%	$12,575	100.0%	$4,043	100.0%	50

The following table presents the unpaid principal balance of commercial real estate loans, aggregated by state, that were 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and the weighted average LTV and weighted average DSCR for loans 90 or more days delinquent or in foreclosure at June 30, 2025. See additional discussion regarding the Bank's commercial real estate loan DSCRs and LTVs in the "Financial Condition - Loans Receivable - Commercial Loans" section above.

	Loans 30 to 89		Loans 90 or More Days Delinquent
	Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	LTV	DSCR
	(Dollars in thousands)
Kansas	$1,654	100.0%	$3,171	93.6%	47%	2.02x
Other states	—	—	216	6.4	19	1.84
	$1,654	100.0%	$3,387	100.0%	45	2.01

Classified loans. The following table presents the amortized cost of loans classified as special mention or substandard at the dates presented. The increase in commercial real estate substandard loans at June 30, 2025 compared to March 31, 2025 was due mainly to two participation loans related to the same borrowing relationship, totaling $40.2 million as of June 30, 2025 and secured by a hotel. The borrower is working on a recapitalization plan, which is anticipated to be completed later in calendar year 2025, and the Bank entered into an agreement with the borrower during the current quarter which allows the borrower to not make payments during this period. Therefore, these loans were considered nonaccrual at June 30, 2025 and classified as substandard. The loans were not considered delinquent at June 30, 2025 due to the terms of the agreement. As of June 30, 2025, the combined Bank LTV on the loans was 45% based on an appraisal completed in the past three months. The increase in commercial real estate substandard loans since September 30, 2024 has been related to the $40.2 million of participation loans discussed above, along with another $38.9 million participation loan also secured by a hotel. In regard to the $38.9 million participation loan, the property is taking longer than anticipated to stabilize and the borrower is not meeting the debt service coverage loan covenant required by the loan agreement. The borrower projects improved occupancy and cash flow during the remainder of calendar year 2025 and expects to be fully stabilized during calendar year 2026. As of June 30, 2025, the loan was not delinquent and the Bank LTV was 47% based on an appraisal completed approximately two years ago. The Bank has had a participation relationship with the lead bank for all three commercial real estate substandard participation loans discussed above for ten years, and the Bank holds the same percentage interest in these loans as the lead bank. These loans are recourse with a personal guaranty and have strong LTVs. Both borrower groups (developers, owners and guarantors) are seasoned commercial real estate developers with over 40 years of experience each. These loans were individually evaluated for loss as of June 30, 2025. There have been no charge-offs with these loans nor has management set aside a specific valuation allowance associated with these loans as of June 30, 2025 due to the strong LTVs.

	June 30, 2025		March 31, 2025		September 30, 2024
	Special Mention	Substandard	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$12,583	$21,524	$11,793	$20,340	$17,528	$22,715
Commercial:
Commercial real estate	8,111	84,771	8,352	45,961	16,169	2,302
Commercial and industrial	882	1,201	899	1,054	413	335
Consumer	365	323	162	566	326	487
	$21,941	$107,819	$21,206	$67,921	$34,436	$25,839

Allowance for Credit Losses. The Bank utilizes a discounted cash flow model for estimating expected credit losses for pooled loans and loan commitments. Expected credit losses are determined by calculating projected future loss rates which are dependent upon forecasted economic indices and applying qualitative factors when deemed appropriate by management. At June 30, 2025, management applied qualitative factors to account for large dollar commercial real estate loan concentrations and potential risk of loss in market value for newer one- to four-family loans. These qualitative factors were applied to account for credit risks not fully reflected in the discounted cash flow model.

In order to model the probabilities of default used in the discounted cash flow model, the model pairs the results of a regression analysis with an economic forecast for each loan pool in the model. The regression analyses are determined by comparing historical loss rates to related economic indices. The historical loss rates are determined by using the Company's historical loss experience, or peer data when the Company's own historical loss rates are not reflective of future loss expectations. During the current quarter, the Company updated the regression analyses used in the model which resulted in some changes to the amounts and levels of ACL calculated by the model for commercial loans. The regression analyses were updated in order to assist management in estimating expected credit losses in the commercial loan portfolio due to growth in this portfolio, including growth in market areas outside of the Bank's local market footprint.

Management applied a qualitative factor for large dollar commercial real estate loan concentrations. The Company's commercial real estate loans generally have low LTVs and strong DSCRs which serve as indicators that losses in the commercial real estate loan portfolios might be unlikely; however, because there is uncertainty surrounding the nature, timing and amount of expected losses, management believes that in the event of a realized loss within the large dollar commercial real estate loan pool, the magnitude of such a loss could be significant. The large dollar commercial real estate loan concentration qualitative factor addresses the risk associated with a large dollar relationship deteriorating due to a loss event. As part of its analysis, management considered external data including historical commercial real estate price index trending information from a variety of sources to help determine the amount of this qualitative factor.

For one- to four-family loans, management believes there is potential risk of loss in market value in an economic downturn related to, in particular, newer originations where property values have not experienced price appreciation like more seasoned loans in our portfolio and applied a qualitative factor to account for this risk. To determine the appropriate amount of the one- to four-family loan qualitative factor as of June 30, 2025, management considered external historical home price index trending information, along with historical loan loss experience and portfolio balance trending, the one-to four-family loan portfolio composition with regard to loan size, and management's knowledge of the Bank's loan portfolio and the one- to four-family lending industry.

See "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and "Part I, Item 1. Note 4. Loans Receivable and Allowance for Credit Losses" within this Quarterly Report on Form 10-Q for additional information related to the key assumptions used in the discounted cash flow model and the qualitative factors.

The distribution of our ACL and the ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below. The decrease in the ratio of the ACL to total loans as of June 30, 2025 from March 31, 2025 was due primarily to a decrease in the commercial real estate ACL to total loans. The changes in the commercial ratios in the current quarter from the prior quarters were due primarily to the regression analyses update discussed above. Based on management's evaluation of the credit risk within the Bank's commercial real estate loan portfolio, taking into consideration DSCRs and LTVs, management believes the Bank's ACL ratio for commercial real estate loans is appropriate for the credit risk. See additional discussion regarding the Bank's commercial real estate loan DSCRs and LTVs in the "Financial Condition - Loans Receivable - Commercial Loans" section above.

	Distribution of ACL			Ratio of ACL to Loans Receivable
	June 30,	March 31,	September 30,	June 30,	March 31,	September 30,
	2025	2025	2024	2025	2025	2024
	(Dollars in thousands)
One- to four-family:
Originated	$1,949	$1,980	$1,650	0.05%	0.05%	0.04%
Correspondent purchased	1,451	1,446	1,861	0.07	0.07	0.08
Bulk purchased	114	121	146	0.10	0.10	0.11
Construction	18	15	16	0.12	0.09	0.07
Total	3,532	3,562	3,673	0.06	0.06	0.06
Commercial:
Real estate	14,362	16,998	15,719	0.92	1.27	1.32
Commercial and industrial	2,441	1,171	1,186	1.32	0.86	0.91
Construction	2,236	2,007	2,249	1.35	1.05	1.20
Total	19,039	20,176	19,154	1.00	1.21	1.27
Consumer	237	232	208	0.21	0.21	0.19
Total	$22,808	$23,970	$23,035	0.28	0.30	0.29
Historically, the Bank has maintained very low delinquency ratios and NCO rates. Over the past two years, the Bank's highest ratio of commercial loans 90 days or more delinquent to total commercial loans at a quarter end was 0.22%. The highest such ratio for one- to four-family originated and correspondent loans, combined, was 0.12%. The amount of total NCOs during the current quarter and current year period was $25 thousand and $132 thousand, respectively. The majority of the NCOs during the current year period related to one single-family bulk purchased loan. During the 10-year period ended June 30, 2025, the Bank recognized $1.1 million of total NCOs. As of June 30, 2025, the ACL balance was $22.8 million and the reserve for off-balance sheet credit exposures totaled $6.3 million, which management believes is adequate for the credit risk characteristics in our loan portfolio.

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

	At or For the Nine Months Ended
	June 30, 2025	June 30, 2024
	(Dollars in thousands)
Balance at beginning of period	$23,035	$23,759
ASU 2022-02 Adoption		20
Charge-offs	(169)	(101)
Recoveries	37	43
Net (charge-offs) recoveries	(132)	(58)
Provision for credit losses	(95)	2,133
Balance at end of period	$22,808	$25,854

Ratio of NCOs during the period
to average non-performing assets	0.45%	0.64%

ACL to nonaccrual loans at end of period	47.07	300.52

ACL to loans receivable, net at end of period	0.28	0.33

ACL at end of period to NCOs during the period (annualized)	129x	332x

The ratio of NCOs to average non-performing assets was lower at June 30, 2025 compared to June 30, 2024, due to an increase in average non-performing assets in the current year period compared to the prior year period, which was partially offset by higher NCOs. As noted above, the majority of the NCOs in the current year period related to one single-family bulk purchased loan and the increase in average non-performing assets was due primarily to two commercial participation loans that were nonaccrual at June 30, 2025, as discussed above, and thereby considered non-performing assets. The ratio of ACL to nonaccrual loans was lower at the end of the current year period compared to the end of the prior year period due mainly to a higher balance of nonaccrual loans in the current year period compared to the prior year period, largely related to two commercial participation loans that were nonaccrual at June 30, 2025 as discussed above, along with a lower ACL balance at June 30, 2025. The ratio of ACL to loans receivable, net was lower at the end of the current year period compared to the end of the prior year period due primarily to a reduction in the ACL/loan ratio for commercial real estate loans due mainly to the regression analyses update discussed above. See "Part I, Item 1. Note 4. Loans Receivable and Allowance for Credit Losses" within this Quarterly Report on Form 10-Q for additional information related to ACL activity by specific loan categories. ACL at the end of period to NCOs during the period (annualized) was lower compared to the prior year period, due primarily to higher NCOs in the current year period, partially offset by a lower ACL balance at June 30, 2025.

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	For the Nine Months Ended
	June 30, 2025			June 30, 2024
	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$(7)	$3,863,012	—%	$(25)	$3,958,194	—%
Correspondent	—	2,164,263	—	—	2,367,032	—
Bulk purchased	113	122,228	0.09	—	133,783	—
Construction	—	18,126	—	—	36,500	—
Total	106	6,167,629	—	(25)	6,495,509	—
Commercial:
Real estate	(20)	1,379,009	—	60	1,038,727	0.01
Commercial and industrial	(3)	135,511	—	(3)	116,424	—
Construction	—	174,518	—	—	188,090	—
Total	(23)	1,689,038	—	57	1,343,241	—
Consumer:
Home equity	45	101,178	0.04	15	97,016	0.02
Other	4	9,356	0.04	11	9,654	0.11
Total	49	110,534	0.04	26	106,670	0.02
	$132	$7,967,201	—	$58	$7,945,420	—
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

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. The majority of our securities are government guaranteed or issued by GSEs. Overall, fixed-rate securities comprised 92% of our securities portfolio at June 30, 2025. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully tax-equivalent basis.

	June 30, 2025			March 31, 2025			September 30, 2024
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
MBS	$874,360	5.49%	4.5	$867,585	5.48%	5.8	$756,775	5.63%	5.7
GSE debentures	55,000	5.16	5.3	70,000	5.25	2.5	69,077	5.63	0.4
Corporate bonds	4,000	5.12	6.9	4,000	5.12	7.1	4,000	5.12	7.6
	$933,360	5.47%	4.6	$941,585	5.46%	5.6	$829,852	5.63%	5.2

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

	For the Nine Months Ended
	June 30, 2025			June 30, 2024
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$856,266	5.63%	5.2	$1,384,482	1.35%	3.8
Maturities and repayments	(147,190)			(373,739)
Proceeds from sale	—			(1,272,512)
Net amortization of (premiums)/discounts	2,491			7,327
Purchases	248,207	4.97	7.5	1,059,833	5.59	4.5
Net loss from securities sales	—			(13,345)
Change in valuation on AFS securities	(3,545)			9,907
Ending balance - carrying value	$956,229	5.47	4.6	$801,953	5.68	5.7

Liabilities. Total liabilities were $8.65 billion at June 30, 2025, compared to $8.50 billion at September 30, 2024. The increase was due primarily to a $301.2 million increase in deposits, partially offset by a $108.0 million decrease in borrowings due to principal payments made on the Bank's amortizing advances, along with borrowings that matured but were not replaced.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. The decrease in the deposit portfolio rate at June 30, 2025 compared to March 31, 2025 and September 30, 2024 was due mainly to lower rates on retail certificates of deposit.

	June 30, 2025			March 31, 2025			September 30, 2024
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$579,595	—%	9.0%	$574,940	—%	9.0%	$549,596	—%	9.0%
Interest-bearing checking	884,838	0.24	13.8	905,922	0.22	14.2	847,542	0.23	13.8
High yield savings	408,018	3.88	6.4	284,097	4.09	4.5	96,241	4.09	1.6
Other savings	433,188	0.07	6.7	448,034	0.07	7.0	444,331	0.11	7.2
Money market	1,203,917	1.22	18.7	1,247,106	1.21	19.6	1,226,962	1.46	20.0
Certificates of deposit	2,921,581	3.81	45.4	2,912,446	3.99	45.7	2,965,310	4.25	48.4
	$6,431,137	2.24	100.0%	$6,372,545	2.28	100.0%	$6,129,982	2.45	100.0%

The following table presents the amount, weighted average rate, and percent of total for the components of our deposit portfolio, split between retail non-maturity deposits, commercial non-maturity deposits, and certificates of deposit at the dates presented. Total deposits increased $301.2 million, or 4.9%, from September 30, 2024. The increase was primarily in retail non-maturity deposits which increased $246.6 million, or 8.5%, due mainly to an increase in high yield savings accounts, along with a $98.3 million, or 37.8%, increase in commercial non-maturity deposits, and a $40.2 million, or 52.5%, increase in public unit certificates from September 30, 2024. The increases noted above were partially offset by an $85.4 million, or 3.0%, decrease in retail certificates of deposit from September 30, 2024.

	June 30, 2025			March 31, 2025			September 30, 2024
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Retail non-maturity deposits:
Non-interest-bearing checking	$415,066	—%	6.5%	$442,379	—%	6.9%	$418,790	—%	6.8%
Interest-bearing checking	810,027	0.09	12.6	837,294	0.09	13.1	799,407	0.10	13.0
High yield savings	408,018	3.88	6.4	284,097	4.09	4.5	96,241	4.09	1.6
Other savings	429,778	0.07	6.6	444,681	0.07	7.0	441,265	0.11	7.2
Money market	1,088,623	1.07	16.9	1,138,281	1.08	17.9	1,149,212	1.37	18.7
Total	3,151,512	0.91	49.0	3,146,732	0.79	49.4	2,904,915	0.73	47.4
Commercial non-maturity deposits:
Non-interest-bearing checking	164,529	—	2.5	132,561	—	2.1	130,806	—	2.1
Interest-bearing checking	74,811	1.89	1.2	68,628	1.83	1.1	48,135	2.40	0.8
Savings	3,410	0.05	0.1	3,353	0.05	0.1	3,066	0.05	0.1
Money market	115,294	2.58	1.8	108,825	2.57	1.7	77,750	2.72	1.3
Total	358,044	1.23	5.6	313,367	1.29	4.9	259,757	1.26	4.2
Certificates of deposit:
Retail certificates of deposit	2,745,213	3.80	42.7	2,790,993	3.99	43.8	2,830,579	4.23	46.2
Commercial certificates of deposit	59,695	3.69	0.9	58,545	3.90	0.9	58,236	4.40	1.0
Public unit certificates of deposit	116,673	4.12	1.8	62,908	4.22	1.0	76,495	4.62	1.2
Total	2,921,581	3.81	45.4	2,912,446	3.99	45.7	2,965,310	4.25	48.4

	$6,431,137	2.24	100.0%	$6,372,545	2.28	100.0%	$6,129,982	2.45	100.0%

The following table presents the amount, weighted average rate, and percent of total for total retail deposits, commercial deposits, and public unit certificates of deposit at the dates noted.

	June 30, 2025			March 31, 2025			September 30, 2024
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Total retail deposits	$5,896,725	2.25%	91.7%	$5,937,725	2.30%	93.2%	$5,735,494	2.46%	93.6%
Total commercial deposits	417,739	1.58	6.5	371,912	1.70	5.8	317,993	1.84	5.2
Public unit certificates of deposit	116,673	4.12	1.8	62,908	4.22	1.0	76,495	4.62	1.2
	$6,431,137	2.24	100.0%	$6,372,545	2.28	100.0%	$6,129,982	2.45	100.0%

As of June 30, 2025, approximately $899.4 million (or approximately 14%) of the Bank's Call Report deposit balance was uninsured, of which approximately $509.4 million (or approximately 8% of the Bank's Call Report deposit balance) related to commercial and retail deposit accounts, with the remainder mainly comprised of fully collateralized public unit deposits and intercompany accounts. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

Borrowings. Total borrowings at June 30, 2025 were $2.07 billion, which was comprised of $1.87 billion in fixed-rate FHLB advances, $200.0 million in FHLB variable-rate advances tied to interest rate swaps, and $1.1 million in finance leases.
The following table presents the maturity of term borrowings, which consist of FHLB advances, along with associated weighted average contractual and effective rates as of June 30, 2025. Amortizing FHLB advances totaling $297.2 million as of June 30, 2025 are presented based on their maturity dates versus their quarterly scheduled repayment dates.

Maturity by		Contractual	Effective
Fiscal Year	Amount	Rate	Rate(1)
	(Dollars in thousands)
2025	$100,000	4.69%	3.03%
2026	425,000	2.11	2.30
2027	745,000	3.49	3.56
2028	570,902	4.37	4.14
2029	141,250	4.45	4.45
2030	90,000	4.20	4.20
	$2,072,152	3.60	3.52

(1)The effective rate includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents borrowing activity for the periods shown. The borrowings presented in the table have original contractual terms of one year or longer or are tied to interest rate swaps with original contractual terms of one year or longer. Line of credit borrowings and finance leases are excluded from the table. The effective rate is shown as a weighted average and includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity as of the first and last days of the period presented. During the current quarter, the Bank prepaid fixed-rate FHLB advances with a weighted average remaining term of 0.6 years totaling $200.0 million and a weighted average contractual interest rate of 4.70%, and replaced these advances with $200.0 million of fixed-rate FHLB advances with a weighted average contractual interest rate of 3.83% and a weighted average term of 2.5 years. The weighted average effective interest rate of the new advances was 3.93%, which includes the impact of deferred prepayment penalties being recognized over the life of the new advances. This activity is reflected in the table below. During the prior year period, Federal Reserve's Bank Term Funding Program ("BTFP") borrowings were paid off with a portion of the proceeds received from the securities strategy.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2025			June 30, 2025			June 30, 2024
		Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,143,320	3.54%	1.6	$2,180,656	3.29%	1.6	$2,882,828	3.34%	1.8
Maturities and repayments	(371,168)	3.93		(758,504)	3.40		(339,754)	2.91
New FHLB borrowings	300,000	3.93	2.5	650,000	4.13	2.9	250,000	4.55	4.2
BTFP, net	—	—	—	—	—	—	(500,000)	4.70	—
Ending balance	$2,072,152	3.52	1.7	$2,072,152	3.52	1.7	$2,293,074	3.24	1.7

Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and non-amortizing FHLB advances for the next four quarters as of June 30, 2025.

	September 30,	December 31,	March 31,	June 30,
	2025	2025	2026	2026	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$453,811	$618,835	$302,603	$556,155	$1,931,404
Repricing Rate	4.20%	3.95%	3.59%	3.82%	3.91%
Public Unit Certificates:
Amount	$10,983	$14,329	$43,110	$9,001	$77,423
Repricing Rate	4.42%	3.87%	4.13%	4.22%	4.13%
Term Borrowings:
Amount	$100,000	$100,000	$100,000	$100,000	$400,000
Repricing Rate	3.03%	1.09%	1.60%	2.51%	2.06%
Total
Amount	$564,794	$733,164	$445,713	$665,156	$2,408,827
Repricing Rate	4.00%	3.56%	3.19%	3.63%	3.61%

The following table sets forth the WAM information for our certificates of deposit, in years, as of June 30, 2025.

Retail certificates of deposit	0.9
Commercial certificates of deposit	0.7
Public unit certificates of deposit	0.9
Total certificates of deposit	0.9

Stockholders' Equity. Stockholders' equity totaled $1.05 billion at June 30, 2025, an increase of $13.9 million from September 30, 2024. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank in accordance with regulatory standards. As of June 30, 2025, the Bank's capital ratios exceeded the well-capitalized requirements and the Bank exceeded internal policy thresholds for sensitivity to changes in interest rates. See "Liquidity and Capital Resources" below for additional information regarding the Bank's regulatory capital requirements. As of June 30, 2025, the Bank's CBLR was 9.7%.

During the nine months ended June 30, 2025, the Company paid regular quarterly cash dividends totaling $33.2 million, or $0.255 per share. On July 22, 2025, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $11.1 million, payable on August 15, 2025 to stockholders of record as of the close of business on August 1, 2025.
At June 30, 2025, Capitol Federal Financial, Inc., at the holding company level, had $16.1 million in cash on deposit at the Bank. For fiscal year 2025, it is the intention of the Company's Board of Directors to pay out the regular quarterly cash dividend of $0.085 per share, totaling $0.34 per share for the year. To the extent that earnings in fiscal year 2025 exceed $0.34 per share, the Board of Directors will consider the payment of additional dividends. Dividend payments depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, the Bank's tax current earnings and accumulated earnings and profits, and the amount of cash at the holding company level. Through the payment of the True Blue dividend in prior years, the Company was able to reduce its excess capital. Management and the Board of Directors believe that the current capital levels are appropriate. The last True Blue dividend occurred in fiscal year 2022.
It has been the intention of management and the Board of Directors to not make distributions from the Bank to the Company during fiscal year 2025 to limit the tax associated with the pre-1988 bad debt recapture which is related to the Bank's tax accumulated earnings and profits. It is currently anticipated that the Bank will have sufficient taxable income during fiscal year 2025 to replenish the Bank's tax accumulated earnings and profits to a positive level, allowing the Bank to make earnings distributions to the Company during fiscal year 2026 and not have those distributions subject to the pre-1988 bad debt recapture tax.
The Company currently has $75.0 million authorized under an existing stock repurchase plan. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors. This plan has no expiration date; however, the FRB's current approval for the Company to repurchase shares expires in February 2026. There were no share repurchases during the current year period. Because the cash at the holding company is limited based on our capital management plan, the Company does not expect to repurchase shares until such time that the holding company has a sufficient cash balance.
The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2025, 2024, and 2023. The amounts represent cash dividends paid during each period. For the quarter ended September 30, 2025, the amount presented represents the dividend payable on August 15, 2025 to stockholders of record as of the close of business on August 1, 2025.

	Calendar Year
	2025		2024		2023
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,062	$0.085	$11,127	$0.085	$11,319	$0.085
Quarter ended June 30	11,063	0.085	11,044	0.085	11,321	0.085
Quarter ended September 30	11,065	0.085	11,043	0.085	11,323	0.085
Quarter ended December 31	—	—	11,061	0.085	11,308	0.085
Calendar year-to-date dividends paid	$33,190	$0.255	$44,275	$0.340	$45,271	$0.340

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2025	2025	2024	2024	2024
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$82,914	$80,867	$81,394	$79,841	$76,803
MBS	12,163	11,264	11,024	10,412	9,585
FHLB stock	2,197	2,285	2,352	2,418	2,477
Cash and cash equivalents	1,620	2,729	1,871	2,562	3,875
Investment securities	784	1,030	981	1,634	2,255
Total interest and dividend income	99,678	98,175	97,622	96,867	94,995

Interest expense:
Borrowings	18,360	18,482	18,047	18,585	18,438
Deposits	35,860	35,853	37,345	37,458	36,233
Total interest expense	54,220	54,335	55,392	56,043	54,671

Net interest income	45,458	43,840	42,230	40,824	40,324

Provision for credit losses	(451)	—	677	(637)	1,472

Net interest income
(after provision for credit losses)	45,909	43,840	41,553	41,461	38,852

Non-interest income	5,288	4,953	4,693	4,786	4,709
Non-interest expense	29,564	29,540	27,148	27,040	27,950
Income tax expense	3,251	3,854	3,667	7,150	5,963
Net income	$18,382	$15,399	$15,431	$12,057	$9,648

Efficiency ratio	58.26%	60.54%	57.86%	59.29%	62.07%
Operating expense ratio (annualized)	1.23%	1.23%	1.14%	1.13%	1.17%

Basic EPS	$0.14	$0.12	$0.12	$0.09	$0.07
Diluted EPS	0.14	0.12	0.12	0.09	0.07

Comparison of Operating Results for the Three Months Ended June 30, 2025 and March 31, 2025

For the quarter ended June 30, 2025, the Company recognized net income of $18.4 million, or $0.14 per share, compared to net income of $15.4 million, or $0.12 per share, for the quarter ended March 31, 2025. The higher net income in the current quarter was due primarily to higher net interest income and lower tax expense. The net interest margin increased six basis points, from 1.92% for the prior quarter to 1.98% for the current quarter due mainly to an increase in the average balance of commercial loans as the loan portfolio continued to shift from one- to four-family loans to commercial loans.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2025	2025	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$82,914	$80,867	$2,047	2.5%
MBS	12,163	11,264	899	8.0
FHLB stock	2,197	2,285	(88)	(3.9)
Cash and cash equivalents	1,620	2,729	(1,109)	(40.6)
Investment securities	784	1,030	(246)	(23.9)
Total interest and dividend income	$99,678	$98,175	$1,503	1.5

The increase in interest income on loans receivable was due mainly to an increase in the average balance of the commercial loan portfolio as the loan portfolio continued to shift from one-to four-family loans to commercial loans. See additional discussion regarding the composition of the loan portfolio and management's strategy to shift from one- to four-family loans to commercial loans in the "Executive Summary" section above. The increase in interest income on MBS was due to a higher average balance compared to the prior quarter due to securities purchases between periods. The decrease in interest income on cash and cash equivalents was due to a decrease in the average balance as operating cash was utilized during the current quarter to accommodate funding needs for commercial loan activities and to repay borrowings. The decrease in interest income on investment securities was due mainly to a lower average balance compared to the prior quarter, primarily as a result of investments that matured or were called and not replaced.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2025	2025	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$35,860	$35,853	$7	—%
Borrowings	18,360	18,482	(122)	(0.7)
Total interest expense	$54,220	$54,335	$(115)	(0.2)

Within the deposit portfolio, the increased interest expense associated with the Bank's high yield savings account, which was the result of growth in these accounts, was almost entirely offset by a decrease in the cost of retail certificates of deposits due to a decrease in the weighted average rate and balance of that portfolio. Management has continued to focus on retaining and growing deposits through its high yield savings account product. See additional discussion in "Financial Condition - Deposits" above.

Provision for Credit Losses
The Company recorded a release of provision for credit losses of $451 thousand during the current quarter. The release was comprised of a $1.1 million decrease in the ACL for loans, partially offset by a $686 thousand increase in the reserve for off-balance sheet credit exposures. The $1.1 million decrease in the ACL was mainly related to the commercial loan portfolio as the increase in ACL related to growth in this portfolio was more than offset by an update to the ACL model's regression analyses implemented during the current quarter which also mainly impacted the commercial loan portfolio. See additional details in the "Financial Condition - Allowance for Credit Losses" discussion above. The increase in the reserve for off-balance sheet credit exposures was due primarily to an increase in commercial and industrial off-balance sheet credit exposures. The Company did not record a provision for credit losses during the prior quarter as the decrease in the ACL was entirely offset by the increase in the reserve for off-balance sheet credit exposures.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2025	2025	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,867	$2,596	$271	10.4%
Insurance commissions	884	927	(43)	(4.6)
Other non-interest income	1,537	1,430	107	7.5
Total non-interest income	$5,288	$4,953	$335	6.8

The increase in deposit service fees was due primarily to an increase in debit card usage, which generated additional interchange and service charge income in the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2025	2025	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$15,277	$14,938	$339	2.3%
Information technology and related expense	5,163	4,924	239	4.9
Occupancy, net	3,270	3,502	(232)	(6.6)
Regulatory and outside services	1,261	1,469	(208)	(14.2)
Federal insurance premium	1,072	1,095	(23)	(2.1)
Advertising and promotional	1,453	760	693	91.2
Deposit and loan transaction costs	715	879	(164)	(18.7)
Office supplies and related expense	370	437	(67)	(15.3)
Other non-interest expense	983	1,536	(553)	(36.0)
Total non-interest expense	$29,564	$29,540	$24	0.1

The increase in advertising and promotional expense was due primarily to the timing of seasonal sponsorships and campaigns compared to the prior quarter. The decrease in other non-interest expense was due primarily to lower customer fraud losses in the current quarter, along with lower costs associated with a loss on a property acquired in 2018, which was sold during the prior quarter, and OREO property.

The Company's efficiency ratio was 58.26% for the current quarter compared to 60.54% for the prior quarter. The improvement in the efficiency ratio was due to higher net interest income during the current quarter. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value generally indicates that it is costing the financial institution less money to generate revenue. The Company's operating expense ratio (annualized) for the current quarter was 1.23%, unchanged from the prior quarter.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and the effective tax rate.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2025	2025	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$21,633	$19,253	$2,380	12.4%
Income tax expense	3,251	3,854	(603)	(15.6)
Net income	$18,382	$15,399	$2,983	19.4

Effective Tax Rate	15.0%	20.0%

During the current quarter, the State of Kansas enacted a change in the tax law that is effective October 1, 2027 for the Company and the Bank. The State of Kansas is changing the way it attributes taxable income to the State, specifically changing from a three-factor apportionment (property, payroll and receipts) to a single, revenue-based method. Most of the Bank's property and payroll are located in Kansas, though a large amount of its revenue generating activities, predominantly loan interest income, are outside of Kansas. Therefore, the Bank is expecting a decrease in income apportioned to Kansas starting in fiscal year 2028 due to the tax law change. As a result, as of June 30, 2025, the Bank remeasured its state deferred tax assets and liabilities expected as of October 1, 2027. The Bank recorded an $857 thousand reduction in net state income tax expense related to this law change, which is the primary reason for the lower effective tax rate and income tax expense for the current quarter as compared to the prior quarter. Management anticipates the effective tax rate for fiscal year 2025 will be 18% to 19% which is lower than was originally expected primarily due to the Kansas law change.

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

	For the Three Months Ended
	June 30, 2025			March 31, 2025
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,838,361	$36,340	3.79%	$3,879,115	$36,311	3.74%
Correspondent purchased	2,114,381	17,434	3.30	2,165,595	17,788	3.29
Bulk purchased	118,487	1,020	3.44	122,058	1,044	3.42
Total one- to four-family loans	6,071,229	54,794	3.61	6,166,768	55,143	3.58
Commercial loans	1,814,455	25,925	5.65	1,646,347	23,591	5.73
Consumer loans	110,809	2,195	7.95	110,126	2,133	7.86
Total loans receivable(1)	7,996,493	82,914	4.13	7,923,241	80,867	4.08
MBS(2)	884,321	12,163	5.50	811,013	11,264	5.56
Investment securities(2)(3)	60,319	784	5.19	76,497	1,030	5.39
FHLB stock	96,564	2,197	9.13	98,231	2,285	9.43
Cash and cash equivalents	145,579	1,620	4.40	248,063	2,729	4.40
Total interest-earning assets	9,183,276	99,678	4.33	9,157,045	98,175	4.29
Other non-interest-earning assets	455,441			454,295
Total assets	$9,638,717			$9,611,340

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$883,428	497	0.23	$879,218	485	0.22
High yield savings	352,815	3,606	4.10	227,677	2,335	4.16
Other savings	438,821	77	0.07	442,773	77	0.07
Money market	1,220,567	3,700	1.22	1,239,709	3,694	1.21
Retail certificates	2,739,886	26,481	3.88	2,789,206	27,981	4.07
Commercial certificates	59,586	557	3.75	56,580	572	4.10
Wholesale certificates	91,645	942	4.12	66,249	709	4.34
Total deposits	5,786,748	35,860	2.49	5,701,412	35,853	2.55
Borrowings	2,085,696	18,360	3.53	2,150,917	18,482	3.48
Total interest-bearing liabilities	7,872,444	54,220	2.76	7,852,329	54,335	2.81
Non-interest-bearing deposits	564,913			551,549
Other non-interest-bearing liabilities	159,035			173,700
Stockholders' equity	1,042,325			1,033,762
Total liabilities and stockholders' equity	$9,638,717			$9,611,340

Net interest income(4)		$45,458			$43,840
Net interest-earning assets	$1,310,832			$1,304,716
Net interest margin(5)			1.98			1.92
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.17x

Selected performance ratios:
Return on average assets (annualized)(6)			0.76%			0.64%
Return on average equity (annualized)(7)			7.05			5.96
Average equity to average assets			10.81			10.76
Operating expense ratio (annualized)(8)			1.23			1.23
Efficiency ratio(9)			58.26			60.54

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS security yields are based upon amortized cost which is adjusted for premiums and discounts.
(3)There were no nontaxable securities included in the average balance of investment securities for the quarters ended June 30, 2025 or March 31, 2025.
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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2025 to the three months ended March 31, 2025. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	June 30, 2025 vs. March 31, 2025
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,814	$233	$2,047
MBS	1,010	(111)	899
Investment securities	(211)	(35)	(246)
FHLB stock	(30)	(58)	(88)
Cash and cash equivalents	(1,111)	2	(1,109)
Total interest-earning assets	1,472	31	1,503

Interest-bearing liabilities:
Checking	4	7	11
Savings	500	771	1,271
Money market	(28)	34	6
Certificates of deposit	(168)	(1,113)	(1,281)
Borrowings	(415)	293	(122)
Total interest-bearing liabilities	(107)	(8)	(115)

Net change in net interest income	$1,579	$39	$1,618

Comparison of Operating Results for the Nine Months Ended June 30, 2025 and 2024

The Company recognized net income of $49.2 million, or $0.38 per share, for the current year period, compared to net income of $26.0 million, or $0.20 per share, for the prior year period. The lower net income in the prior year period was primarily a result of the net losses on the sale of securities associated with the securities strategy. See additional discussion regarding the securities strategy in the "Executive Summary - Securities Strategy to Improve Earnings" section above. The securities associated with the securities strategy were sold in the prior year period, and in that period the Company incurred $13.3 million ($10.0 million net of tax) of net losses related to the sale of those securities. Excluding the effects of the net loss associated with the securities strategy, EPS would have been $0.28 for the prior year period. The increase in EPS excluding the effects of the net loss associated with the securities strategy was due primarily to higher net interest income in the current year period.

The net interest margin increased 15 basis points, from 1.77% for the prior year period to 1.92% for the current year period. The increase was due mainly to higher yields on the loan portfolio due to the continued shift of loan balances from the one- to four-family loan portfolio to the higher yielding commercial loan portfolio, which outpaced the increase in the cost of deposits, largely in high yield savings accounts and retail certificates of deposit.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$245,175	$228,866	$16,309	7.1%
MBS	34,451	23,238	11,213	48.3
FHLB stock	6,834	7,591	(757)	(10.0)
Cash and cash equivalents	6,220	13,166	(6,946)	(52.8)
Investment securities	2,795	7,115	(4,320)	(60.7)
Total interest and dividend income	$295,475	$279,976	$15,499	5.5

The increase in interest income on loans receivable was due primarily to the continued shift of loan balances from the one- to four-family loan portfolio to higher yielding commercial loans. See additional discussion regarding the composition of the loan portfolio in the "Financial Condition - Loans Receivable" section above. The increase in interest income on MBS securities was due mainly to an increase in the average balance of the portfolio, along with an increase in the weighted average yield compared to the prior year period. The increase in the average balance was due mainly to securities purchases between periods. The higher weighted average yield was due mainly to the securities strategy, as the proceeds from the securities that were sold during the prior year period were reinvested into higher yielding securities, and securities purchased between periods were also at higher market yields. Interest income on cash and cash equivalents decreased due largely to a decrease in the average balance as a result of cash balances being drawn down during the prior fiscal year to fund commercial loans and other operational needs. The decrease in interest income on investment securities was due to a decrease in average balance, partially offset by an increase in the weighted average yield. The decrease in the average balance was due primarily to the securities purchased as part of the securities strategy being called or maturing during fiscal year 2024 and not being replaced in their entirety. The increase in the weighted average yield was due to higher yields than the portfolio yields on the securities purchased between periods.

Interest Expense
The following table presents the components of interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$109,058	$102,091	$6,967	6.8%
Borrowings	54,889	56,648	(1,759)	(3.1)
Total interest expense	$163,947	$158,739	$5,208	3.3

The increase in interest expense on deposits was due primarily to an increase in the weighted average rate paid on savings accounts, specifically the high yield savings account product, and retail certificates of deposit. To a lesser extent, an increase in the average balance of retail certificates of deposit also increased interest expense on deposits. The increases were partially offset by a decrease in the weighted average rate paid on and in the average balance of money market accounts.

The decrease in interest expense on borrowings was due to a decrease in the average balance, which was partially offset by a higher weighted average interest rate. The decrease in the average balance of borrowings was due mainly to FHLB borrowings that matured between periods and were not renewed, along with a decrease in borrowings under the Federal Reserve's BTFP, which were repaid during the prior year period using a portion of the proceeds from the securities strategy. The increase in the weighted average interest rate was due primarily to higher market interest rates on borrowings that matured and were renewed between periods.

Provision for Credit Losses
The Company recorded a provision for credit losses of $226 thousand during the current year period compared to a provision for credit losses of $1.9 million for the prior year period. The provision for credit losses in the current year period was comprised of a $321 thousand increase in the reserve for off-balance sheet credit exposures, partially offset by a $95 thousand decrease in the ACL for loans.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$8,170	$7,732	$438	5.7%
Insurance commissions	2,587	2,503	84	3.4
Net loss from securities transactions	—	(13,345)	13,345	100.0
Other non-interest income	4,177	3,568	609	17.1
Total non-interest income	$14,934	$458	$14,476	3,160.7

The increase in deposit service fees was due mainly to growth in treasury management service fees, along with modest increases in interchange revenue and retail service fees. The net loss from securities transactions in the prior year period was related to the securities strategy. The change in other non-interest income between periods mainly related to the prior year including a net loss on a financial derivative related to a commercial lending relationship and no such loss in the current year period due to the loan being paid off in the prior year.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$44,447	$39,186	$5,261	13.4%
Information technology and related expense	14,637	15,687	(1,050)	(6.7)
Occupancy, net	10,105	10,116	(11)	(0.1)
Regulatory and outside services	3,843	4,345	(502)	(11.6)
Federal insurance premium	3,205	4,939	(1,734)	(35.1)
Advertising and promotional	3,035	3,210	(175)	(5.5)
Deposit and loan transaction costs	2,185	2,135	50	2.3
Office supplies and related expense	1,206	1,185	21	1.8
Other non-interest expense	3,589	4,100	(511)	(12.5)
Total non-interest expense	$86,252	$84,903	$1,349	1.6

The increase in salaries and employee benefits was mainly attributable to an increase in the number of employees between periods, merit increases and salary adjustments to remain market competitive, and a higher accrual of incentive compensation during the current year period than the prior year period related to the Bank's short-term performance plan. The decrease in information technology and related expense was due mainly to a decrease in usage of third-party professional services along with a decrease in depreciation expense during the current year period. The decrease in regulatory and outside services was due to a reduction in usage related to certain outside services compared to the prior year period. The decrease in the federal insurance premium was due primarily to a decrease in the Federal Deposit Insurance Corporation ("FDIC") assessment rate as a result of the way the assessment rate was adjusted in fiscal year 2024 for the occurrence of the Bank's net loss during the quarter ended September 30, 2023. The decrease in other non-interest expense was due mainly to lower customer fraud losses in the current year period compared to the prior year period and the maturity of an interest rate swap agreement during the current year period which reduced the expense associated with the collateral held in relation to the interest rate swap.

The Company's efficiency ratio was 58.89% for the current year period compared to 69.77% for the prior year period. Excluding the net losses from the securities strategy, the efficiency ratio would have been 62.87% for the prior year period. The improvement in the efficiency ratio, excluding the net losses from the securities strategy, was due primarily to higher net interest income compared to the prior year period. The Company's operating expense ratio (annualized) for the current year period was 1.20% compared to 1.18% for the prior year period, due mainly to higher non-interest expense, largely attributable to higher salaries and employee benefits.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$59,984	$34,896	$25,088	71.9%
Income tax expense	10,772	8,943	1,829	20.5
Net income	$49,212	$25,953	$23,259	89.6

Effective Tax Rate	18.0%	25.6%

Income tax expense was higher in the current year period compared to the prior year period, due to higher pretax income in the current year period. The effective tax rate was higher in the prior year period due mainly to the income tax associated with the pre-1988 bad debt recapture.

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

	For the Nine Months Ended
	June 30, 2025			June 30, 2024
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,881,138	$109,026	3.75%	$3,994,694	$105,823	3.53%
Correspondent purchased	2,164,263	53,311	3.28	2,367,032	57,788	3.26
Bulk purchased	122,228	2,959	3.23	133,783	2,160	2.15
Total one- to four-family loans	6,167,629	165,296	3.57	6,495,509	165,771	3.40
Commercial loans	1,689,038	73,272	5.72	1,343,241	56,285	5.51
Consumer loans	110,534	6,607	7.99	106,670	6,810	8.53
Total loans receivable(1)	7,967,201	245,175	4.09	7,945,420	228,866	3.83
MBS(2)	825,420	34,451	5.57	580,178	23,238	5.34
Investment securities(2)(3)	69,778	2,795	5.34	202,392	7,115	4.69
FHLB stock	97,985	6,834	9.32	107,448	7,591	9.44
Cash and cash equivalents	182,456	6,220	4.50	320,398	13,166	5.40
Total interest-earning assets	9,142,840	295,475	4.30	9,155,836	279,976	4.06
Other non-interest-earning assets	457,719			461,030
Total assets	$9,600,559			$9,616,866

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$876,079	1,513	0.23	$879,536	1,389	0.21
High yield savings	235,141	7,263	4.13	14,810	453	4.09
Other savings	441,022	254	0.08	465,846	401	0.12
Money market	1,235,352	11,606	1.26	1,322,851	17,702	1.79
Retail certificates	2,780,458	84,217	4.05	2,643,182	76,603	3.87
Commercial certificates	58,013	1,765	4.07	52,961	1,596	4.02
Wholesale certificates	75,805	2,440	4.30	116,590	3,947	4.52
Total deposits	5,701,870	109,058	2.56	5,495,776	102,091	2.48
Borrowings	2,136,105	54,889	3.43	2,375,474	56,648	3.18
Total interest-bearing liabilities	7,837,975	163,947	2.80	7,871,250	158,739	2.69
Non-interest-bearing deposits	553,644			533,454
Other non-interest-bearing liabilities	173,034			179,929
Stockholders' equity	1,035,906			1,032,233
Total liabilities and stockholders' equity	$9,600,559			$9,616,866

Net interest income(4)		$131,528			$121,237
Net interest-earning assets	$1,304,865			$1,284,586
Net interest margin(5)			1.92			1.77
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.16x

Selected performance ratios:
Return on average assets (annualized)(6)(10)			0.68%			0.36%
Return on average equity (annualized)(7)(10)			6.33			3.35
Average equity to average assets			10.79			10.73
Operating expense ratio(8)			1.20			1.18
Efficiency ratio(9)(10)			58.89			69.77

(1)Balances are adjusted for unearned loan fees and deferred costs.  Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS security yields are based upon amortized cost which is adjusted for premiums and discounts.
(3)There were no nontaxable securities in the average balance securities for the nine month period ended June 30, 2025. The average balance of investment securities includes an average balance of nontaxable securities of $68 thousand for the nine month period ended June 30, 2024.
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

	For the Nine Months Ended
	June 30, 2024
			Without
			Securities
	Actual	Securities	Strategy
	(GAAP)	Strategy	(Non-GAAP)
Return on average assets (annualized)	0.36%	(0.14%)	0.50%
Return on average equity (annualized)	3.35	(1.31)	4.66
Efficiency Ratio	69.77	6.90	62.87
EPS (11)	$0.20	$(0.08)	$0.28
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

	For the Nine Months Ended
	June 30, 2025 vs. June 30, 2024
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$6,279	$10,030	$16,309
MBS	10,198	1,015	11,213
Investment securities	(5,197)	877	(4,320)
FHLB stock	(685)	(72)	(757)
Cash and cash equivalents	(5,002)	(1,944)	(6,946)
Total interest-earning assets	5,593	9,906	15,499

Interest-bearing liabilities:
Checking	(6)	130	124
Savings	477	6,186	6,663
Money market	(1,115)	(4,981)	(6,096)
Certificates of deposit	2,875	3,401	6,276
Borrowings	(6,219)	4,460	(1,759)
Total interest-bearing liabilities	(3,988)	9,196	5,208

Net change in net interest income	$9,581	$710	$10,291

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024

For the quarter ended June 30, 2025, the Company recognized net income of $18.4 million, or $0.14 per share, compared to net income of $9.6 million, or $0.07 per share for the quarter ended June 30, 2024. The increase in net income was due primarily to an increase in net interest income and lower income tax expense, partially offset by higher non-interest expense. The net interest margin increased 21 basis points, from 1.77% for the prior year quarter to 1.98% for the current year quarter, due primarily to an increase in the average balance of higher yielding commercial loans as the loan portfolio continued to shift from one- to four-family loans to commercial loans between periods.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$82,914	$76,803	$6,111	8.0%
MBS	12,163	9,585	2,578	26.9
FHLB stock	2,197	2,477	(280)	(11.3)
Cash and cash equivalents	1,620	3,875	(2,255)	(58.2)
Investment securities	784	2,255	(1,471)	(65.2)
Total interest and dividend income	$99,678	$94,995	$4,683	4.9

The increase in interest income on loans receivable was due primarily to the continued shift within the loan portfolio from one- to four-family loans to higher yielding commercial loans. The increase in interest income on MBS was due to an increase in the average balance compared to the prior year quarter as excess operating cash, cash flows from the investment securities portfolio, and deposit inflows were used, in part, to purchase MBS between periods. The decrease in interest income on cash was due mainly to a decrease in the average balance, along with lower yields compared to the prior year quarter. The decrease in interest income on investment securities was due to a decrease in average balance as a result of the securities purchased as part of the securities strategy being called or maturing during fiscal year 2024 and not being replaced in their entirety.

Interest Expense
The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$35,860	$36,233	$(373)	(1.0%)
Borrowings	18,360	18,438	(78)	(0.4)
Total interest expense	$54,220	$54,671	$(451)	(0.8)

The decrease in interest expense on deposits was due mainly to a decrease in the weighted average rate paid on retail certificates of deposit and retail checking accounts, which more than offset the increase in the weighted average rate paid on savings accounts, specifically the high yield savings account product.

Provision for Credit Losses
The Company recorded a release of provision for credit losses of $451 thousand during the current quarter compared to a provision for credit losses during the prior year quarter of $1.5 million. See "Comparison of Operating Results for the Three Months Ended June 30, 2025 and March 31, 2025" above for additional discussion regarding the provision for credit losses during the current quarter.

Non-Interest Income
The following table presents the components of non-interest income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,867	$2,706	$161	5.9%
Insurance commissions	884	905	(21)	(2.3)
Other non-interest income	1,537	1,098	439	40.0
Total non-interest income	$5,288	$4,709	$579	12.3

The increase in deposit service fees was due mainly to growth in treasury management service fees compared to the prior year quarter. The increase in other non-interest income was due primarily to an increase in BOLI income due to changes in rates and an increase in the crediting rate as a result of an agreement associated with certain existing policies that was executed during the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$15,277	$13,307	$1,970	14.8%
Information technology and related expense	5,163	5,364	(201)	(3.7)
Occupancy, net	3,270	3,263	7	0.2
Regulatory and outside services	1,261	1,322	(61)	(4.6)
Federal insurance premium	1,072	1,352	(280)	(20.7)
Advertising and promotional	1,453	951	502	52.8
Deposit and loan transaction costs	715	726	(11)	(1.5)
Office supplies and related expense	370	405	(35)	(8.6)
Other non-interest expense	983	1,260	(277)	(22.0)
Total non-interest expense	$29,564	$27,950	$1,614	5.8

The increase in salaries and employee benefits was mainly attributable to raises and salary adjustments to remain market competitive, a higher accrual of incentive compensation during the current year quarter than the prior year quarter related to the Bank's short-term performance plan, and an increase in the number of employees between periods. The decrease in the federal insurance premium was due primarily to a decrease in the FDIC assessment rate as a result of the way the assessment rate was adjusted in fiscal year 2024 for the occurrence of the Bank's net loss during the quarter ended September 30, 2023. The increase in advertising and promotional expense was due primarily to the timing of campaigns compared to the prior year quarter. The decrease in other non-interest expense was due mainly to lower customer fraud losses in the current year quarter than the prior year quarter and the maturity of an interest rate swap agreement between periods which reduced the expense associated with the collateral held in relation to the interest rate swap.

The Company's efficiency ratio was 58.26% for the current quarter compared to 62.07% for the prior year quarter. The improvement in the efficiency ratio was due primarily to higher net interest income in the current year quarter, which was partially offset by higher non-interest expense compared to the prior year quarter. The Company's operating expense ratio (annualized) for the current quarter was 1.23% compared to 1.17% for the prior year quarter, due mainly to higher non-interest expense.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the time periods presented, along with the change measured in dollars and percent and the effective tax rate.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$21,633	$15,611	$6,022	38.6%
Income tax expense	3,251	5,963	(2,712)	(45.5)
Net income	$18,382	$9,648	$8,734	90.5

Effective Tax Rate	15.0%	38.2%

Income tax expense and the effective tax rate was lower in the current year quarter compared to the prior year quarter due mainly to the income tax expense associated with the pre-1988 bad debt recapture that was recorded in the prior year quarter. Additionally, during the current quarter, the State of Kansas enacted a change in the tax law that resulted in an $857 thousand reduction in net state income tax expense for the Company. See additional information regarding the tax law change in "Comparison of Operating Results for the Three Months Ended June 30, 2025 and March 31, 2025" above.

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

	For the Three Months Ended
	June 30, 2025			June 30, 2024
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,838,361	$36,340	3.79%	$3,970,881	$35,612	3.59%
Correspondent purchased	2,114,381	17,434	3.30	2,317,550	18,854	3.25
Bulk purchased	118,487	1,020	3.44	130,876	731	2.23
Total one- to four-family loans	6,071,229	54,794	3.61	6,419,307	55,197	3.44
Commercial loans	1,814,455	25,925	5.65	1,371,631	19,311	5.57
Consumer loans	110,809	2,195	7.95	107,793	2,295	8.56
Total loans receivable(1)	7,996,493	82,914	4.13	7,898,731	76,803	3.88
MBS(2)	884,321	12,163	5.50	675,506	9,585	5.68
Investment securities(2)(3)	60,319	784	5.19	163,765	2,255	5.51
FHLB stock	96,564	2,197	9.13	106,122	2,477	9.39
Cash and cash equivalents	145,579	1,620	4.40	283,939	3,875	5.40
Total interest-earning assets	9,183,276	99,678	4.33	9,128,063	94,995	4.15
Other non-interest-earning assets	455,441			451,143
Total assets	$9,638,717			$9,579,206

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$883,428	497	0.23	$874,477	508	0.23
High yield savings	352,815	3,606	4.10	35,464	361	4.10
Other savings	438,821	77	0.07	459,150	130	0.11
Money market	1,220,567	3,700	1.22	1,268,261	5,259	1.67
Retail certificates	2,739,886	26,481	3.88	2,751,521	28,106	4.11
Commercial certificates	59,586	557	3.75	58,059	623	4.31
Wholesale certificates	91,645	942	4.12	106,680	1,246	4.70
Total deposits	5,786,748	35,860	2.49	5,553,612	36,233	2.62
Borrowings	2,085,696	18,360	3.53	2,297,228	18,438	3.22
Total interest-bearing liabilities	7,872,444	54,220	2.76	7,850,840	54,671	2.80
Non-interest-bearing deposits	564,913			534,901
Other non-interest-bearing liabilities	159,035			169,555
Stockholders' equity	1,042,325			1,023,910
Total liabilities and stockholders' equity	$9,638,717			$9,579,206

Net interest income(4)		$45,458			$40,324
Net interest-earning assets	$1,310,832			$1,277,223
Net interest margin(5)			1.98			1.77
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.16x

Selected performance ratios:
Return on average assets (annualized)(6)			0.76%			0.40%
Return on average equity (annualized)(7)			7.05			3.77
Average equity to average assets			10.81			10.69
Operating expense ratio (annualized)(8)			1.23			1.17
Efficiency ratio(9)			58.26			62.07

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS security yields are based upon amortized cost which is adjusted for purchase premiums and discounts.
(3)There were no nontaxable securities included in the average balance of investment securities for the three months ended June 30, 2025 or June 30, 2024.
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

Rate/Volume Analysis
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2025 to the three months ended June 30, 2024. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended June 30,
	2025 vs. 2024
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$3,274	$2,837	$6,111
MBS	2,880	(302)	2,578
Investment securities	(1,349)	(122)	(1,471)
FHLB stock	(219)	(61)	(280)
Cash and cash equivalents	(1,636)	(619)	(2,255)
Total interest-earning assets	2,950	1,733	4,683

Interest-bearing liabilities:
Checking	5	(16)	(11)
Savings	447	2,744	3,191
Money market	(191)	(1,368)	(1,559)
Certificates of deposit	(256)	(1,738)	(1,994)
Borrowings	(1,751)	1,673	(78)
Total interest-bearing liabilities	(1,746)	1,295	(451)

Net change in net interest income	$4,696	$438	$5,134

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at the FHLB, in addition to the FRB of Kansas City's discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's FHLB borrowing limit was 45% of Bank Call Report total assets as of June 30, 2025, as approved by FHLB senior management. The Bank was below the FHLB borrowing limit as of June 30, 2025. See additional discussion below. FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral. At June 30, 2025, the amount of securities pledged for the discount window was $95.3 million. At June 30, 2025, there were no borrowings from the FRB of Kansas City's discount window. Management tests the Bank's access to the FRB of Kansas City's discount window at least annually with a nominal overnight borrowing.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings that are not in conjunction with a planned strategy the Bank will likely utilize long-term wholesale borrowing sources such as FHLB advances and/or repurchase agreements to provide long-term, fixed-rate funding. The maturities of these long-term borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank has used fully-amortizing FHLB advances that require periodic payments of principal over the term of the advance. This type of advance allows the Bank the opportunity to start repricing its liability cash flows sooner in a down-rate environment and generally provides for favorable pricing when compared to similar long-term bullet advances with comparable average lives as a result of the current term structure of interest rates. The Bank's internal policy limits total borrowings to 55% of total assets. At June 30, 2025, the Bank had total borrowings, at par, of $2.07 billion, or approximately 21% of the Bank's Call Report total assets. The borrowings balance was composed primarily of FHLB advances, of which, $484.7 million is scheduled to be repaid (amortizing advances) or mature in the next 12 months. Management estimated that the Bank had $2.97 billion in liquidity available at June 30, 2025 based on the Bank's blanket collateral agreement with FHLB and unencumbered securities.

At June 30, 2025, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank has the ability to utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At June 30, 2025, the Bank had $798.6 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs. The Bank also has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of June 30, 2025, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At June 30, 2025, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 2% of total deposits. The Bank had pledged securities with an estimated fair value of $154.8 million as collateral for public unit certificates of deposit at June 30, 2025. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At June 30, 2025, $2.01 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $77.4 million of public unit certificates of deposit and $49.8 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  Due to the nature of public unit certificates of deposit and commercial certificates of deposit, retention rates are not as predictable as for retail certificates of deposit.

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

Regulatory Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain the required minimum leverage ratio of 9.0% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well-capitalized category under the agencies' PCA framework. As of June 30, 2025, the Bank's CBLR was 9.7% and the Company's CBLR was 10.2%, which exceeded the minimum requirements. The Bank's risk-based tier 1 capital ratio at June 30, 2025 was 16.2%.

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

Qualitative Disclosure about Market Risk

Gap Table. The following gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities based on the information and assumptions set forth in the notes below. Cash flow projections for mortgage-related assets are calculated based in part on prepayment assumptions at current and projected interest rates. Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Assumptions may not reflect how actual yields and costs respond to market interest rate changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment rates would likely deviate significantly from those assumed in calculating the gap table below. A positive gap generally means more cash flows from assets are expected to reprice than cash flows from liabilities and suggests that, in a rising rate environment, earnings should increase. A negative gap generally means more cash flows from liabilities are expected to reprice than cash flows from assets and suggests, in a rising rate environment, that earnings should decrease. For additional information regarding the impact of changes in interest rates, see the following Change in Net Interest Income and Change in MVPE discussions and tables.

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$2,111,918	$1,783,364	$1,293,612	$2,809,462	$7,998,356
Securities(2)	221,929	257,362	209,274	244,795	933,360
Other interest-earning assets	149,789	—	—	—	149,789
Total interest-earning assets	2,483,636	2,040,726	1,502,886	3,054,257	9,081,505

Interest-bearing liabilities:
Non-maturity deposits(3)	961,841	556,771	428,327	1,578,719	3,525,658
Certificates of deposit	2,008,827	863,896	48,597	261	2,921,581
Borrowings(4)	476,264	1,494,604	109,907	25,181	2,105,956
Total interest-bearing liabilities	3,446,932	2,915,271	586,831	1,604,161	8,553,195

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(963,296)	$(874,545)	$916,055	$1,450,096	$528,310

Cumulative excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(963,296)	$(1,837,841)	$(921,786)	$528,310

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
June 30, 2025	(9.9)%	(19.0)%	(9.5)%	5.5%
March 31, 2025	(11.4)
September 30, 2024	(15.9)

Cumulative one-year gap - interest rates +200 bps at:
June 30, 2025	(11.9)
March 31, 2025	(13.7)
September 30, 2024	(17.9)

Cumulative one-year gap - interest rates -200 bps at:
June 30, 2025	(5.5)
March 31, 2025	(7.1)
September 30, 2024	(12.5)

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
(2)MBS reflect projected prepayments at amortized cost. All other securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of June 30, 2025, at amortized cost.
(3)Although the Bank's non-maturity deposits are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts are based on assumptions developed from our actual experiences with these accounts. If all of the Bank's non-maturity deposits had been assumed to be subject to repricing within one year, interest-bearing liabilities estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $3.53 billion, for a cumulative one-year gap of (36.4)% of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $200.0 million of FHLB adjustable-rate advances tied to interest rate swaps. The repricing of these liabilities is projected to occur at the maturity date of each interest rate swap.

At June 30, 2025, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(963.3) million, or (9.9)% of total assets, compared to $(1.51) billion, or (15.8)% of total assets, at September 30, 2024. The change in the one-year gap amount was due primarily to an increase in the amount of projected asset cash flows coming due in one year, as of June 30, 2025, compared to September 30, 2024, as well as to a decrease in the amount of projected liability cash flows. The increase in projected asset cash flows was due primarily to an increase in the balances of adjustable-rate loans as the Bank continues to shift its loan portfolio from one- to four-family loans to commercial loans, which tend to have adjustable-rate features. The increase in projected asset cash flows, which was primarily driven by an increased balance of commercial loans, was partially offset by a decrease in the amount of fixed-rate mortgage-related asset cash flows as a result of a general decrease in balances as well as to a decrease in projected prepayment speeds, from September 30, 2024, as a result of an increase in intermediate and long-term interest and mortgage rates. The decrease in projected liability cash flows was primarily related to the Bank prepaying and replacing $200.0 million of fixed-rate FHLB advances during the current quarter that went from a weighted average reaming term of 0.6 years to 2.5 years, as well as to a decrease in the amount of certificates of deposit maturing within one year.

The amount of interest-bearing liabilities expected to reprice in a given period typically is not significantly impacted by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of June 30, 2025, the Bank's one-year gap would have been projected to be $(1.15) billion, or (11.9)% of total assets. If interest rates were to decrease 200 basis points, as of June 30, 2025, the Bank's one-year gap would have been projected to be $(528.8) million, or (5.5)% of total assets. The changes in the gap amounts compared to when there is no change in rates was due to changes in the anticipated net cash flows primarily as a result of projected prepayments on mortgage-related assets in each rate environment. In higher rate environments, prepayments on mortgage-related assets are projected to be lower and, in lower rate environments, prepayments are projected to be higher. This compares to a projected one-year gap of $(1.71) billion, or (17.9)% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2024, and a projected one-year gap of $(1.19) billion, or (12.5)% of total assets, if interest rates were to have decreased 200 basis points as of the same date.

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

Change	Net Interest Income At
(in Basis Points)	June 30, 2025			September 30, 2024
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$192,324	$(8,467)	(4.2)%	$188,322	$11,696	6.6%
-200 bp	194,730	(6,061)	(3.0)	183,769	7,143	4.0
-100 bp	198,216	(2,575)	(1.3)	180,936	4,310	2.4
000 bp	200,791	—	—	176,626	—	—
+100 bp	202,235	1,444	0.7	171,222	(5,404)	(3.1)
+200 bp	202,167	1,376	0.7	165,422	(11,204)	(6.3)
+300 bp	201,619	828	0.4	158,758	(17,868)	(10.1)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

In general, increases/(decreases) in the Bank's net interest income projections under the various interest rate scenarios presented are due to the degree in which cash flows are realized and the rates projected to be earned on funds received through loan and securities repayments, in each scenario, are greater/(less) than the rates projected to be paid on deposits and borrowings over the next 12 months. The net interest income projection was higher in the base case scenario at June 30, 2025 compared to September 30, 2024, due primarily to an increase in the average balance and average rate of the Bank's loan portfolio, as well as to the steepening of the yield curve between the two periods. As a result, interest income projections associated with the Bank's interest-earning asset cash flows, primarily the loan portfolio, increased by more than the increase in interest expense projections on the Bank's interest-bearing liability cash flows. As of June 30, 2025, projected net interest income increased in each of the increasing rate scenarios presented and decreased in each of the decreasing rate scenarios presented, which is the opposite of the projections presented as of September 30, 2024. This change was due primarily to growth in the Bank's commercial loan portfolio between the two periods, as well as to a decrease in the amount of projected interest-bearing liabilities coming due between the two periods, primarily in the certificate of deposit and wholesale borrowings portfolios. Commercial loans often have adjustable-rate features, which makes the projected amount of interest income on these assets more sensitive to changes in interest rates. The average life of the Bank's certificate of deposit and wholesale borrowings portfolios increased marginally between the two periods, which resulted in a decrease in the amount of cash flows projected to reprice over the next 12 months, as of June 30, 2025, as compared to September 30, 2024, effectively making the projected amount of interest expense on these contractual liabilities less sensitive to increases/decreases in interest rates.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	June 30, 2025			September 30, 2024
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$1,432,506	$319,240	28.7%	$1,460,440	$359,922	32.7%
-200 bp	1,317,648	204,382	18.4	1,345,708	245,190	22.3
-100 bp	1,213,586	100,320	9.0	1,218,938	118,420	10.8
000 bp	1,113,266	—	—	1,100,518	—	—
+100 bp	965,602	(147,664)	(13.3)	962,354	(138,164)	(12.6)
+200 bp	803,970	(309,296)	(27.8)	797,497	(303,021)	(27.5)
+300 bp	652,844	(460,422)	(41.4)	634,145	(466,373)	(42.4)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The Bank's MVPE remained largely unchanged, increasing from $1.10 billion at September 30, 2024 to $1.11 billion at June 30, 2025. Compositional changes on the balance sheet, including within the Bank's loan portfolio as it continues to shift from one- to four-family to commercial loans, helped to offset the impact resulting from an increase in market interest rates between the two periods. Our one- to four-family loans are predominately fixed-rate loans with long maturities and, therefore, are more economically sensitive to changes in market interest rates whereas commercial loans often have shorter average lives and adjustable-rate features resulting in less sensitivity to changes in market interest rates. In elevated interest rate environments, such as the current environment, the estimated market value of the Bank's one- to four-family loan portfolio is reduced as the average rate of the portfolio is less than current market rates. Our commercial loans have, predominately, been originated more recently at current market rates, giving them higher estimated values relative to the Bank's one- to four-family loans. To the extent that the balance of one- to four-family loans, with average rates less than current market rates, continue to decrease and the balance of commercial loans, with average rates closer to current market rates, continue to increase, the estimated market value of the Bank's loan portfolio would be expected to continue to increase. The impact of the increase in market interest rates between periods did not negatively impact the estimated MVPE in the base case because of the shift in the loan portfolio, described above, having a greater positive impact than the change realized on the Bank's liabilities.

As interest rates increase, borrowers generally have less economic incentive to prepay or to refinance their mortgages, and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising interest rate scenarios, prepayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other major events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average lives of those mortgage-related assets. Similarly, call projections for callable agency debentures decrease as interest rates rise, which results in cash flows related to those assets moving closer to their contractual maturity dates. The longer expected average lives of those assets increase the sensitivity of their market value to changes in interest rates. Conversely, as interest rates decrease, borrowers who obtained credit in a higher interest rate environment have more economic incentive to prepay or to refinance their mortgages, and agency debt issuers have more economic incentive and opportunity to exercise their call options in order to re-issue debt at lower interest rates, resulting in higher projected cash flows on these assets. The then shorter expected average lives of those assets decrease the sensitivity of their market value to changes in interest rates.

In the increasing interest rate scenarios, the sensitivity reflects the negative impacts of rates on the market value of the Bank's loan and securities portfolios more so than on its deposit and borrowing portfolios. In the decreasing interest rate scenarios, the Bank's MVPE increases due to a larger increase in the estimated market value of the Bank's assets than its liabilities. This is because the Bank's mortgage-related assets continue to have longer duration in these rate scenarios, which equates to greater market value sensitivity as interest rates change.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of June 30, 2025. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	$956,229	5.47%	3.7		10.3%
Loans receivable:
Fixed-rate one- to four-family	5,104,555	3.48	6.9	63.5%	55.0
Fixed-rate commercial	566,639	5.50	2.3	7.0	6.1
All other fixed-rate loans	35,777	7.12	7.4	0.5	0.4
Total fixed-rate loans	5,706,971	3.71	6.4	71.0	61.5
Adjustable-rate one- to four-family	899,071	4.41	4.3	11.2	9.7
Adjustable-rate commercial	1,345,202	6.18	3.5	16.7	14.5
All other adjustable-rate loans	91,756	7.99	3.2	1.1	1.0
Total adjustable-rate loans	2,336,029	5.57	3.8	29.0	25.2
Total loans receivable	8,043,000	4.25	5.6	100.0%	86.7
FHLB stock	98,225	9.11	1.9		1.1
Cash and cash equivalents	174,965	3.79	—		1.9
Total interest-earning assets	$9,272,419	4.42	5.3		100.0%

Non-maturity deposits	$2,929,961	1.12	5.2	50.1%	37.0%
Retail certificates of deposit	2,745,213	3.80	0.9	46.9	34.6
Commercial certificates of deposit	59,695	3.68	0.7	1.0	0.7
Public unit certificates of deposit	116,673	4.12	0.9	2.0	1.5
Total interest-bearing deposits	5,851,542	2.46	3.1	100.0%	73.8
Term borrowings	2,073,225	3.52	1.7		26.2
Total interest-bearing liabilities	$7,924,767	2.74	2.7		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of June 30, 2025. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2025, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table summarizes our stock repurchase activity during the three months ended June 30, 2025 and additional information regarding our stock repurchase program. As of June 30, 2025, the Company was authorized to repurchase up to $75.0 million of its common stock under an existing stock repurchase plan. The plan has no expiration date; however, the FRB's approval for the Company to repurchase shares extends through February 2026. Shares may be repurchased from time to time in the open market or in privately negotiated transactions based upon market conditions, available liquidity and other factors. There were no share repurchases during the current quarter.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
April 1, 2025 through
April 30, 2025	—	$—	—	$75,000,000
May 1, 2025 through
May 30, 2025	—	—	—	75,000,000
June 1, 2025 through
June 30, 2025	—	—	—	75,000,000
Total	—	—	—	75,000,000

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Plans
During the quarter ended June 30, 2025, no director or executive officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, filed with the Securities and Exchange Commission on August 8, 2025, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at June 30, 2025 and September 30, 2024, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2025 and 2024, (iv) Consolidated Statements of Stockholders' Equity for the three and nine months ended June 30, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2025 and 2024, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: August 8, 2025	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and Chief Executive Officer

Date: August 8, 2025	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer