Form 10-K
period 2025-09-30
Capitol Federal Financial, Inc.
filed 2025-11-26
CIK 1490906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
                                                                                 or
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
Large accelerated filer ☒            Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ Stock Market as of March 31, 2025, was $720.8 million.
As of November 21, 2025, there were issued and outstanding 131,813,305 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2025.

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
•our ability to expand our commercial banking and trust asset management expertise across our market areas;
•fluctuations in deposit flows;
•transactions or activities that would result in the recapture of base-year, tax basis bad debt reserves;
•the future earnings and capital levels of the Bank, the impact of potential pre-1988 bad debt recapture and the continued non-objection by our primary federal banking regulators, to the extent required, to distribute capital from the Bank to the Company, which could affect the Company's income tax expense and the Company's ability to pay dividends in accordance with its dividend policy and/or repurchase shares;
•the strength of the U.S. economy in general and the strength and/or the availability of labor in the local economies in which we conduct operations, including areas where we have purchased large amounts of correspondent loans, originated commercial loans, and entered into commercial loan participations;
•changes in real estate values, unemployment levels, general economic trends, and the level and direction of loan delinquencies and charge-offs may require changes in the estimates of the adequacy of the allowance for credit losses ("ACL"), and may adversely affect our business;
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
•significant litigation;
•technological changes and the costs thereof;
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

Item 1. Business

General

The Company is a Maryland corporation with its common stock traded on the Global Select tier of the NASDAQ Stock Market. The Bank is a wholly-owned subsidiary of the Company and is a federally chartered and insured savings bank headquartered in Topeka, Kansas. The Bank continues to transition from a retail oriented financial institution to one with an expanded focus on commercial customers by strategically growing all aspects of commercial banking through investment in technology, people, products, and services.

We attract deposits primarily from the general public and from businesses, and invest those funds primarily in commercial loans, either secured by real estate or for commercial and industrial purposes, and in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. The Bank is active in commercial lending markets even when the lending opportunity is outside of the Bank's local footprint. We also participate with other lenders in commercial loans, and have previously purchased loans from correspondent lenders secured by mortgages on one- to four-family residences but we suspended that line of business in June 2024. The Bank invests in certain investment securities and mortgage-backed securities ("MBS"). The Bank funds our lending and investing activities from deposits and Federal Home Loan Bank of Topeka ("FHLB") borrowings.

We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, interest-bearing and non-interest-bearing checking accounts, and certificates of deposit with terms ranging from 91 days to 120 months. We also offer a broad range of banking services, including a full suite of treasury management services designed to support commercial customers in managing their financial operations efficiently and securely. By leveraging treasury management services, we help businesses streamline their operations, reduce financial risk, and maximize liquidity while growing the Bank's non-interest-bearing deposit base and diversifying fee-based income. We also offer tailored banking services for our small business customers and are actively expanding our suite of private banking and trust and wealth management products and services.

The Company's results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, securities, and cash, and the interest paid on deposits and borrowings. On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market interest rates to assess all pricing strategies. The Bank's pricing strategy for commercial loans is generally based on competitor pricing and the credit risk of the borrower, with consideration given to the overall relationship of the borrower. Pricing for first mortgage loan products includes setting interest rates based on secondary market prices and competitor pricing for our local lending markets. Generally, deposit pricing is based upon a survey of competitors in the Bank's market areas, and the need to attract funding and retain maturing deposits.

The Company is significantly affected by prevailing economic conditions, including federal monetary and fiscal policies and federal regulation of financial institutions. Deposit balances are influenced by a number of factors, including interest rates paid on competing investment products, the level of personal income, and the personal rate of savings within our market areas. Lending activities are influenced by the demand for business and housing activity levels, our loan underwriting guidelines compared to those of our competitors, as well as the interest rate environment and interest rate pricing competition from other lending institutions.

Management Strategy

We seek to offer a comprehensive suite of commercial and consumer banking products and services to our customers. We strive to enhance stockholder value while maintaining a sound asset quality position and strong capital position. To achieve these goals, we focus on the following strategies:

Lending. We offer both commercial and one- to four-family loan products to our customers. We continue to strategically grow our commercial loan portfolio through prospecting for new relationships and maintaining and expanding existing relationships. We maintain strong relationships with local real estate agents to attract one- to four-family loan business. We rely on our marketing efforts and customer service reputation to be top of mind for commercial customers and attract business from walk-in customers, customers that apply online, and existing customers.

We offer several commercial lending options and participate in commercial loans with other lenders, both locally and outside our market areas. We offer both fixed- and adjustable-rate products with various terms to maturity and pricing options. We monitor concentration levels such as collateral type, geographic location, tenant brand name, borrowing relationships, and, in the case of participation loans, lending relationships, among other factors.

We are one of the leading originators of conventional one- to four-family loans in the state of Kansas. We originate these loans primarily for our own portfolio, and we generally service the loans we originate. Historically, we purchased one- to four-family loans from correspondent lenders but suspended that activity during fiscal year 2024. We also originate a variety of consumer loans, the majority of which are home equity loans and lines of credit for which the Bank also has the first mortgage or is in the first lien position.

Deposit Services. We offer a wide array of deposit products and services to our commercial and retail customers. Our deposit product offerings include checking, savings, money market, certificates of deposit, and retirement accounts. Deposit services are provided through our network of traditional branches and retail in-store locations, our call center (which operates on extended hours), mobile banking, telephone banking, and online banking and bill payment services.

We offer a competitive suite of treasury management services to meet the needs of our commercial customers. Our treasury management solutions include services such as cash flow optimization, fraud prevention tools, and payment services tailored to our commercial customers. We listen to the needs of our commercial clients that utilize these services and actively evaluate new technology in order to capture a larger share of their business with additional products and services. We have also deployed a team of business development officers tasked with growing the deposit base within the small business customer segment, focusing on serving small businesses in our market areas with specialized products specifically designed for these customers.

We are preparing to implement a comprehensive suite of private banking products and services in fiscal year 2026 to better serve our customers and grow our non-interest revenue. We believe that our private banking line of business will bridge the gap between high-net-worth depository customers, small business owners or commercial customers, and corporate trustee opportunities for the Bank.

Cost Control. We generally are effective at controlling our costs of operations. We believe our investments in developing a full suite of commercial products and services, and our expanded services in private banking and trust and wealth management, are appropriate and that their successful execution can generate revenue in excess of the related costs. We centralize our loan servicing and deposit support functions for efficient processing. We serve a broad range of customers through relatively few branch locations. Our average deposit base per traditional branch at September 30, 2025 was approximately $128.5 million. This large average deposit base per branch helps to control costs. Our prudent underwriting requirements and our effective management of credit risk allow us to service a large portfolio of loans at efficient levels because it costs less to service a portfolio of performing loans.

Asset Quality. Maintaining strong asset quality has always been a top priority for us, and is even more important now, as we expand our commercial loan portfolio. We utilize underwriting standards for all of our lending products, including the loans we purchase and participate in, that are designed to limit our exposure to credit risk. We require complete documentation for both loans originated by the Bank and for commercial participation loans and make credit decisions based on our assessment of the borrower's ability to repay the loan in accordance with its terms. We monitor concentration levels by collateral type, geographic location, and borrowing relationship. We also monitor the credit quality of existing loans and borrowers, which includes monitoring financial performance at least annually for commercial borrowers with total loans of $2.5 million or more. We strive to work proactively with customers, especially if they face challenging financial conditions.

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

Stockholder Value. We strive to provide long-term, sustainable stockholder value while maintaining a strong capital position. We continue to generate returns to stockholders through dividend payments and share repurchases. Total dividends declared and paid during fiscal year 2025 were $44.3 million. The Company also repurchased 618,260 shares for $3.9 million during fiscal year 2025, all of which occurred during the fourth quarter of the fiscal year. The Company's cash dividend payout policy is reviewed quarterly by management and the Board of Directors, and the ability to pay dividends under the policy depends upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, the Bank's current tax earnings and accumulated earnings and profits, and the amount of cash at the holding company level. For fiscal year 2026, it is the intention of the Company's Board of Directors to pay out a regular quarterly cash dividend of $0.085 per share, totaling $0.34 per share for the year, and to seek further opportunities for value-enhancing share repurchases.

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

Market Area and Competition

Our corporate office is located in Topeka, Kansas. As of September 30, 2025, we had a network of 46 branches (44 traditional branches and two in-store branches) located in nine counties throughout Kansas and three counties in Missouri. We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia, and Salina, Kansas and a portion of the metropolitan area of greater Kansas City.

We operate in a highly competitive environment for quality commercial banking relationships across the markets we serve. Larger national, regional and local financial institutions, as well as credit unions, farm credit lenders, commercial finance companies, insurance companies, and other non-bank lenders have increased their presence in our market areas thereby increasing competition. Additionally, we face competition from smaller local institutions that often offer aggressive pricing and specialized loan structures and banking services. We compete in a number of ways, including a comprehensive suite of products and services, competitive loan pricing, and a strong reputation in the market areas we serve. We provide competitive interest rates on both deposit and lending products and offer a full suite of treasury management services to commercial customers. Through our treasury management services, we pair our commercial customers with experienced relationship managers who offer a broad range of customized services, digital platforms and sophisticated cash management tools tailored to their business. We offer specialized products and services to our small business customers and have a team of bankers focused on the deposit and loan needs of small businesses in our market areas. We are focused on the financial needs of customers and strategically invest in all aspects of commercial banking by aligning technology, people, products and services to expand the offering of products and services to our customers to remain competitive and grow commercial banking.

Competition in originating one- to four-family and consumer loans and attracting retail deposits primarily comes from local, regional, and national banks, savings institutions, credit unions, mortgage brokerage firms, investment banking and brokerage firms, and online competitors that are not confined to any specific market area. As noted above, the Bank has consistently been one of the top originators of residential one- to four-family loans in the state of Kansas. This has been achieved through strong relationships with real estate agents and marketing which emphasizes the strength of Capitol Federal's brand, competitive pricing, and the Bank's history as a portfolio lender. The Bank offers a diversified retail deposit product line, and we are actively expanding our suite of private banking and trust and wealth management products and services by strategically investing in staff and technology. Management considers our well-established banking network and our reputation for financial strength and customer service to be major factors in our success at attracting and retaining customers in our market areas. The Bank ranked second in deposit market share, at 6.2%, in the state of Kansas as reported in the June 30, 2025 Federal Deposit Insurance Corporation ("FDIC") "Summary of Deposits - Market Share Report."

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

As a federally chartered savings bank, the Bank is required to maintain a significant portion of its assets in residential housing-related loans and investments in at least nine months of the most recent 12-month period. An institution that fails to do so is immediately subject to restrictions on its operations, including a prohibition against capital distributions, except with the prior approval of both the OCC and the FRB. Failure to meet this qualification is a statutory violation subject to enforcement action. As of September 30, 2025, the Bank met the qualification.

The Bank's relationship with its depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of mortgage requirements. In addition, the branching authority of the Bank is regulated by the OCC. The Bank is generally authorized to branch nationwide.
The Bank is subject to a statutory lending limit on aggregate loans to one person or a group of related persons. The general limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% for loans fully secured by readily marketable collateral. At September 30, 2025, the Bank's lending limit under this restriction was $144.7 million. The Bank has no loans or loan relationships in excess of its lending limit. Loan commitments and loans outstanding to the Bank's largest borrowing relationship totaled $103.2 million at September 30, 2025, all of which was current according to its terms. As of September 30, 2025, the lending relationship was composed of several commercial and industrial loans with a combined gross balance of $85.1 million and multiple commercial real estate loans with a combined gross balance of $18.1 million. The borrower is located in Kansas and the properties securing the commercial real estate loans are located in Kansas.

The OCC has adopted guidelines establishing safety and soundness standards on matters such as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure, and compensation and other employee benefits. The Bank is subject to periodic examinations by the OCC regarding these and related matters. During these examinations, the examiners may require the Bank to increase its ACL, change the classification of loans, and/or recognize additional charge-offs based on their judgments, which can impact our capital and earnings. In October 2025, the OCC announced several regulatory changes aimed at reducing burdens and tailoring oversight for community banks. Effective January 1, 2026, the OCC will eliminate certain mandatory, non-statutory examination requirements, allowing examiners to adjust exam scope and frequency based on each bank’s size, complexity, and risk profile. The agency also introduced initiatives to simplify model risk-management expectations for smaller institutions and expand eligibility for streamlined licensing procedures for well-managed community banks. Together, these measures are designed to make supervision more risk-focused and less prescriptive, while maintaining safety and soundness standards.

Regulatory Capital Requirements. The Bank and the Company are required to maintain specified levels of regulatory capital under regulations of the OCC and FRB, respectively. See "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 13. Regulatory Capital Requirements" for additional regulatory capital information. At September 30, 2025, the Bank was considered well capitalized under OCC regulations.

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

The OCC is authorized and, under certain circumstances, required to take certain actions against federal savings banks that are not adequately capitalized because they fail to meet the minimum requirements associated with their elected capital framework. Any such institution must submit a capital restoration plan for OCC approval and may be restricted in, among other things, increasing its assets, acquiring another institution, establishing a branch or engaging in any new activities, and may not make capital distributions. Institutions that are deemed by the OCC to be "critically undercapitalized" are subject to the appointment of a conservator or receiver. As of September 30, 2025, the Bank and the Company met all capital adequacy requirements to which they are subject.

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

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates. Under these rules, assessment rates for an institution with total assets of less than $10 billion are determined by CAMELS composite rating (capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to market rates) and certain financial ratios, and range from 2.5 to 32.0 basis points, subject to certain adjustments. Assessment rates for an institution with $10 billion or more in total assets are assigned an individual rate based on a scorecard that measures the institution's composite rating, ability to withstand asset-related and funding-related stress and the magnitude of potential losses to the FDIC in the event of failure. The current assessment rates were set in October 2022, when the FDIC adopted a final rule that increased the initial base deposit assessment rate schedule uniformly by two basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate will remain in effect unless and until the reserve ratio meets or exceeds 2%, absent further action by the FDIC's Board of Directors. For the fiscal year ended September 30, 2025, the Bank paid $4.3 million in FDIC premiums. Assessment rates are applied to an institution's assessment base, which is its average consolidated total assets minus its average tangible equity during the assessment period.
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

Community Reinvestment and Consumer Protection Laws. In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ("SAFE Act"), Service Members Civil Relief Act, and the Community Reinvestment Act ("CRA"). With respect to federal consumer protection laws, regulations are generally promulgated by the Consumer Financial Protection Bureau ("CFPB"), but the OCC, rather than the CFPB, currently examines the Bank for compliance with such laws and regulations because the Bank's regulatory assets have yet to exceed $10 billion for four consecutive quarter-ends.

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

Bank Secrecy Act /Anti-Money Laundering Laws. The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws, including the USA PATRIOT Act of 2001 and regulations thereunder. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing, and to verify the identity and source of deposits and wealth of its customers. Violations of these laws and regulations can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

Federal Reserve System. In response to the Coronavirus Disease 2019 ("COVID-19") pandemic, the FRB reduced reserve requirement ratios to zero percent effective March 26, 2020, to support lending to households and businesses. At September 30, 2025, the reserve requirement of zero percent was still in place.

The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At September 30, 2025, the Bank had no outstanding borrowings from the discount window.

Federal Home Loan Bank System. The Bank is a member of one of 11 regional Federal Home Loan Banks, each of which serves as a reserve, or central bank, for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. The Federal Home Loan Banks make loans, known as advances, to members and provide access to a line of credit in accordance with policies and procedures established by the Board of Directors of FHLB, which are subject to the oversight of the Federal Housing Finance Agency. At September 30, 2025, the Bank had $1.95 billion of FHLB advances, at par. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 8. Deposits and Borrowed Funds" for additional information regarding FHLB advances.

As a member, the Bank is required to purchase and maintain capital stock in FHLB. The minimum required FHLB stock amount is generally 4.5% of the Bank's FHLB advances and outstanding balance against the FHLB line of credit, and 2% of the outstanding principal balance of loans sold into the Mortgage Partnership Finance Program. At September 30, 2025, the Bank had $90.7 million in FHLB stock, which was in compliance with the FHLB's stock requirement. In past years, the Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Note 1. Summary of Significant Accounting Policies" for additional information regarding FHLB stock.

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

The FRB has long set forth in its regulations its "source of strength" policy, which requires bank holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress. This policy also applies to savings and loan holding companies.

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

Prior to the enactment of the Small Business Job Protection Act (the "1996 Act"), the Bank was permitted to deduct, up to a specified formula limit, a certain percentage of income as bad debts, for which the Bank was not required to establish a deferred tax liability. The difference between actual bad debts and the formula limit bad debt amount ("excess reserves") was recorded in the Bank's retained earnings. As a result of the 1996 Act, savings institutions, like the Bank, were required to use the specific charge-off method in computing bad debts on their tax returns beginning with their 1996 Federal tax returns. The 1996 Act required the recapture of excess reserves over the base year, which was September 30, 1988 for the Bank. The excess reserves established prior to September 30, 1988 remain in retained earnings ("pre-1988 bad debt reserves") subject to recapture by the Bank on the occurrence of certain distributions in excess of current earnings and profits accumulated in tax years beginning after December 31, 1951 ("accumulated earnings and profits"). The Bank had $75.9 million in pre-1988 bad debt reserves at September 30, 2025, which equates to an unrecorded deferred tax liability of $15.9 million. See additional discussion regarding the Bank's pre-1988 bad debt recapture in "Part IA. Risk Factors - Other Risks" and "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 9. Income Taxes".

State Taxation. The earnings/losses of Capitol Federal Financial, Inc., Capitol Funds, Inc. and Capital City Investments, Inc. are combined for purposes of filing a consolidated Kansas corporate tax return.  The Kansas corporate tax rate is 4.0%, plus a surcharge of 3.0% on earnings greater than $50 thousand.

The Bank files a Kansas privilege tax return. For Kansas privilege tax purposes, the minimum tax rate was 4.18% of earnings during fiscal year 2025, which is calculated based on federal taxable income, subject to certain adjustments. The Bank has not received notification from the state of any potential tax liability for any years still subject to audit.

Additionally, the Bank files state tax returns in 16 other states and two cities where it has significant loan balances. In these states and cities, the Bank has either established a nexus under an economic nexus theory or has exceeded enumerated nexus thresholds based on the amount of interest income derived from loans within the state.

Employees and Human Capital Resources

At September 30, 2025, we had a total of 678 employees, including 74 part-time employees. The full-time equivalent of our total employees at September 30, 2025 was 655, an increase from 636 at September 30, 2024.

Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. Physical well-being is supported by the Company's health, dental, vision, life and various other insurances, and a wellness program that encourages employees to live a healthy and balanced lifestyle. Volunteer opportunities are provided and encouraged for all employees. Capitol Federal employees recorded over 4,976 hours in volunteer time for local organizations and charities during fiscal year 2025.

Our Company seeks to recognize and develop the unique contributions each individual brings to our Company, and we are fully committed to maintaining a culture that supports our corporate values. We strive to maintain a workforce reflective of the communities we serve. In addition, our Board of Directors is comprised of members with varying backgrounds, education and experiences to help us understand and support our customers and stockholders. Since 1977, at least one woman has served as a director of the Bank and, since its inception in 1999, at least one woman has served on the Board of Directors of the Company. In addition, since 2012, at least one underrepresented minority has served as a director of the

Company and the Bank. The Board of Directors annually reviews the Company's recruitment efforts and employment statistics.

The Company recruits employees through sources and organizations across a variety of networks and communities. The Company also provides multiple opportunities for professional development and growth, including continuing education when applicable and specialty education within banking. Leadership development is supported through our Leadership Forum services, on a biannual basis, for mid-level leaders within the organization. Education for this program is currently provided by Banktastic. Annual employee educational requirements include respectful treatment of all other employees and customers. All employees receive annual training on providing fair, high-quality service and understanding the causes of legal ramifications of discrimination.

Our employees, together with the Capitol Federal Foundation, contribute to programs that promote educational opportunities in all communities as well as housing in low-and-moderate income communities.

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
Our results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, securities, cash at the FRB and dividends received on FHLB stock, and the interest paid on deposits and borrowings. Changes in interest rates could have an adverse impact on our results of operations and financial condition because the majority of our interest-earning assets are long-term, fixed-rate loans, while the majority of our interest-bearing liabilities are shorter term, and therefore subject to a greater degree of interest rate fluctuations. This type of risk is known as interest rate risk and is affected by prevailing economic and competitive conditions that are beyond the Company's control, including general economic conditions, inflationary trends and/or monetary policies of the FRB and fiscal policies of the United States federal government.

The impact of changes in interest rates is generally observed on the income statement. The magnitude of the impact will be determined by the difference between the amount of interest-earning assets and interest-bearing liabilities, both of which either reprice or mature within a given period of time, in addition to the yields earned on interest-earning assets and rates paid on interest-bearing liabilities. This difference provides an indication of the extent to which our net interest rate spread will be impacted by changes in interest rates. In addition, changes in interest rates will impact the expected level of repricing of the Bank's mortgage-related assets and callable debt securities. Generally, as interest rates decline, the amount of interest-earning assets expected to reprice will increase as borrowers have an economic incentive to reduce the cost of their mortgage or debt, which would negatively impact the Bank's interest income to the extent deposits are not repriced lower at a faster pace. Conversely, as interest rates rise, the amount of interest-earning assets expected to reprice will decline as the economic incentive to refinance the mortgage or debt is diminished. As this occurs, the amount of interest-earning assets repricing could diminish to the point where interest-bearing liabilities reprice to a higher interest rate at a faster pace than interest-earning assets, thus negatively impacting the Bank's net interest income. For additional information about the interest-rate risk we face, see "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

Changes in interest rates can also have an adverse effect on our financial condition, as available-for-sale ("AFS") securities are reported at estimated fair value. Stockholders' equity, specifically, accumulated other comprehensive income (loss) ("AOCI"), is increased or decreased by the amount of change in the estimated fair value of our AFS securities, net of deferred income taxes. Increases in interest rates generally decrease the fair value of AFS securities, which adversely impacts stockholders' equity. For additional information, see "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 15. Accumulated Other Comprehensive Income."

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

In addition to general changes in interest rates, changes that affect the shape of the yield curve could negatively impact the Bank. The Bank's interest-bearing liabilities are generally priced based on short-term interest rates while the majority of the Bank's interest-earning assets are priced based on long-term interest rates. Income for the Bank is primarily driven by the spread between these rates. As a result, a steeper yield curve, meaning long-term interest rates are higher than short-term interest rates, would provide the Bank with a better opportunity to increase net interest income. When the yield curve is flat, meaning long-term interest rates and short-term interest rates are essentially the same, or when the yield curve is inverted, meaning long-term interest rates are lower than short-term interest rates, the net yield between interest-earning assets and interest-bearing liabilities that reprice is compressed or diminished and would likely negatively impact the Bank's net interest income. See "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Bank's interest rate risk management.

An economic downturn, including a decline in real estate values, especially affecting our geographic market areas and certain regions of the country where we have commercial real estate loans or purchased loans secured by one- to four-family properties, could have an adverse impact on our business and financial results.
As we strategically grow our commercial real estate lending portfolio, we have continued to prospect for new relationships and maintain existing relationships not only in our local markets but in geographically diverse markets. As a result, we are particularly exposed to downturns in regional housing and commercial real estate markets and, to a lesser extent, housing and commercial real estate markets nationwide, along with changes in the levels of unemployment or underemployment. We monitor the current status and trends of local and national employment levels and trends and current conditions in the real estate and housing markets, as well as commercial real estate markets, in our local market areas and certain areas where we have commercial real estate loans and purchased one- to four-family loans. Decreases in real estate values could adversely affect the value of the property used as collateral for our commercial real estate and one- to four-family loans, which could cause us to realize a loss in the event of a foreclosure. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, the decreases in the value of collateral securing our loans as a result of natural disasters or other related events could adversely impact our financial condition and results of operations. If insurance coverage is unavailable to our borrowers due to the reluctance of insurance companies to renew policies covering the collateral or due to other factors, the resulting increase in cost of home ownership could affect the ability of borrowers to repay loans. Adverse conditions in our local economies and in certain areas where we have commercial real estate loans and purchased one-to four-family loans, such as inflation, unemployment, supply chain disruptions, recession, natural disasters or pandemics, or other factors beyond our control, could adversely impact the ability of our borrowers to repay their loans. Declines in collateral values and adverse economic conditions could result in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions.

Risks Related to Lending Activities

The increase in commercial loans in our loan portfolio exposes us to increased lending and credit risks, which could adversely impact our financial condition and results of operations.
As part of the Company's strategic initiatives to develop a full-service commercial banking business, we are growing our commercial loan portfolio. Maintaining strong asset quality in association with the commercial loan growth is a top priority for the Bank. We are applying disciplined underwriting and ongoing credit and performance monitoring and we monitor concentration levels by collateral type, geographic location and borrowing relationship. However, there are still lending and credit risks that could adversely impact our financial condition and results of operations as commercial loans are generally considered to have different and greater credit risks than one- to four-family residential real estate loans.

Commercial loans typically have larger loan balances than one- to four-family residential loans and may involve multiple loans to groups of related borrowers. Repayment of commercial loans often depends on the successful operation of a business or of the underlying property which may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market, the economy, the implementation of tariffs, environmental factors, natural disasters or pandemics, and/or changes in government regulation. Also, there are risks inherent in commercial real estate construction lending as the value of the project is uncertain prior to the completion of construction and subsequent lease-up. A sudden downturn in the economy, labor and/or supply chain issues, or other unforeseen events could result in stalled projects or collateral shortfalls, thus exposing us to increased credit risk. Additionally, if we foreclose on these loans, our holding period for the collateral may be longer than for a one- to-four family residential property as there are generally fewer potential purchasers of this type of collateral.

Commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. A borrower's cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value. Most often, this collateral consists of accounts receivable, inventory and equipment. Significant adverse changes in a borrower's industries and businesses could cause rapid declines in values of, and collectability associated with, those business assets, which could result in inadequate collateral coverage for our commercial and industrial loans and expose us to future losses. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its clients. Inventory and equipment may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower's ability to repay the loan may be impaired.

The deterioration of one commercial loan or a commercial borrowing relationship could cause a significant increase in the dollar amount of delinquencies, non-performing assets, net charge-offs, and future loan loss provisions. An increase in valuation allowances and charge-offs related to our commercial loan portfolio could have an adverse effect on our business, financial condition, results of operations and future prospects.

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

Third-party vendors subject the Bank and the Company to potential business, reputation and financial risks.
Third-party vendors are sources of operational and information security risk to the Bank and the Company, including risks associated with operation errors, information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential customer information. The Bank and the Company require third-party vendors to maintain certain levels of information security; however, vendors may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, and/or other malicious attacks that could ultimately compromise sensitive information. We have developed procedures and processes for selecting and monitoring third-party vendors, but ultimately are dependent on these third-party vendors to secure their information. If these vendors encounter any of these types of issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have an adverse effect on our business, financial condition and results of operations.

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
Like most financial institutions, the Bank significantly depends on technology to deliver its products and services and to otherwise conduct business. The Bank continues to invest in new technological solutions, system upgrades, and other technology initiatives, which allows us to offer new and competitive products and services to our customers. Many of these solutions and initiatives have a significant duration, are tied to critical information systems, and require substantial resources. Although the Bank takes steps to mitigate the risks and uncertainties associated with these solutions and initiatives, there is no guarantee that they will be implemented on time, within budget, or without negative operational or customer impact. The Company and its third-party vendors may develop or incorporate artificial intelligence technology into certain business processes, services or products. The use of artificial intelligence presents several risks, including an uncertain and evolving legal and regulatory environment, along with the reliability of information generated and the complexity and rapid pace of change in artificial intelligence models. The Bank also may not succeed in anticipating its future technology needs, the technology demands of its customers, or the competitive landscape for technology. If the Bank were to falter in any of these areas, it could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Competition

Strong competition may limit our growth and profitability.
The Company operates in a highly competitive environment for quality commercial banking relationships, one-to four-family lending relationships and attracting and growing deposits. Our competition includes larger national, regional and local financial institutions, savings institutions, credit unions, investment banking and mortgage brokerage firms, farm credit lenders, commercial finance companies, insurance companies, online competitors that are not confined to any specific market area, and non-bank lenders and smaller local institutions that offer aggressive pricing and specialized loan structures and banking services. We compete by offering a comprehensive suite of products and services, competitive loan pricing, and we have a strong reputation in the market areas we serve.

Our competitors may offer products and services that we do not or cannot provide if the offerings fall outside our accepted level of risk. Additionally, they may offer deposit and loan rates that we cannot offer as it may adversely impact our net interest income. The Bank cannot grow profitably without growing our deposit portfolio as those funds are generally used to fund loan growth. Our profitability depends upon our ability to compete with other entities for the same customer base.

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

Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, interpretation or application, could have an adverse impact on our operations. Bank regulatory agencies, such as the OCC, the FRB and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors' funds, the DIF and the safety and soundness of the banking system as a whole, and not for the protection or benefit of investors. The CFPB enforces consumer protection laws and regulations for the benefit of consumers and not the protection or benefit of investors. In addition, changes in laws and regulations, or the application of these laws and regulations, may continue to impact our costs of regulatory compliance and of doing business, and otherwise affect our operations. New Presidential Executive Orders, laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and securities, the products we offer, the fees we can charge and our ongoing operations, costs, and profitability.

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

The Company's failure to comply with laws, regulations or policies, including Presidential Executive Orders, could result in civil or criminal sanctions and money penalties by state and federal agencies, and/or reputational damage, which could have an adverse effect on the Company's business, financial condition and results of operations. See "Part I, Item 1. Business - Regulation and Supervision" for more information about the regulations to which the Company is subject.

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

The Company values constructive input from stockholders, and our Board of Directors and management team are committed to acting in the best interests of all stockholders. All publicly traded companies face the risk that stockholders may disagree with the composition of the Board of Directors, the Company's strategic direction, or the way the Company is managed and may seek to effect change through various strategies that range from private engagement to public filings, proxy contests, efforts to force transactions not supported by the Board of Directors, and litigation. Responding to these actions may be costly and time-consuming, disrupt the Company's operations and/or divert the attention of the Board of Directors and executive management. Such activities could interfere with the Company's ability to execute its strategic plan and to attract and retain qualified executive leadership, as well as create perceived uncertainty as to the Company's future direction, which could also affect the market price and volatility of the Company's common stock.

The Bank's bad debt recapture amount may impact the amount and timing of capital distributions to the Company.
The Bank reported a net loss on its fiscal year 2024 federal tax return due to the sale of securities in October 2023 associated with the securities strategy which resulted in negative current and accumulated earnings and profits for fiscal year 2024. As a result of the negative current and accumulated earnings and profits, capital distributions from the Bank to the holding company during fiscal year 2024 were deemed to be drawn out of the Bank's pre-1988 bad debt reserves and resulted in the recognition of income tax expense based on the amount of the capital distribution multiplied by the then-current Bank income tax rate. This additional tax expense reduced the amount of Bank earnings available to be distributed to the holding company during fiscal year 2024. During the fourth quarter of fiscal year 2025, the Bank reached a point where there was sufficient taxable income to replenish the Bank's tax accumulated earnings and profits to a positive level, allowing the Bank to make distributions to the holding company and not have that distribution subject to the pre-1988 bad debt recapture tax. Due to the Bank's expected continuing positive tax accumulated and earnings profit balance, it is anticipated that the Bank will be in a position to distribute earnings to the holding company during fiscal year 2026. Earnings distributions from the Bank to the holding company will be limited to the extent necessary to prevent the Bank from re-entering a negative accumulated earnings and profit position which would require the payment of the pre-1988 bad debt recapture tax on earnings moved from the Bank to the holding company. See additional discussion regarding the Bank's pre-1988 bad debt recapture in "Part I, Item 1. Business - Taxation" and "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 9. Income Taxes".

Our risk management and compliance programs and functions may not be effective in mitigating risk and loss.
We maintain an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that we face. These risks include: interest-rate, credit, liquidity, operations, compliance and litigation. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. If conditions or circumstances arise that expose flaws or gaps in our risk management or compliance programs, or if our controls do not function as designed, the performance and value of our business could be adversely affected.

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

The Bank and the Company may be adversely affected by an increasing prevalence of fraud and other financial crimes.
Reported instances of fraud and related financial crimes are rising nationwide. Like all financial institutions, the Bank and the Company are vulnerable to increasing fraud losses as fraud schemes perpetrated against the Bank, the Company, and our customers continue to evolve and become more sophisticated. While the Bank and the Company have procedures and systems in place to detect, prevent, and mitigate fraud losses, fraud losses may still occur and could be material to the Bank and the Company's results of operations.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy

Information security and privacy are an important part of our culture and are foundational to our goal of delivering safe, secure and quality products and services. This philosophy is emphasized throughout the Bank by its Board of Directors, senior leaders, officers, managers and other employees to promote a Bank-wide culture of cybersecurity risk management.

As a financial institution we collect, store, and transmit sensitive, confidential, and proprietary data and other information, including intellectual property, business information, funds-transfer instructions, payment card data, and personally identifiable information of our customers and employees. This information can be of significant value to criminal actors, and, as described in "Item 1A. Risk Factors - Risks Related to Cybersecurity, Third Parties, and Technology", cybersecurity incidents and other security breaches involving this information at the Bank, at our service providers or counterparties, may negatively impact our business or performance. Unauthorized access to our customers' confidential or proprietary information as a result of a cybersecurity incident or otherwise could expose us to reputational harm and litigation and adversely affect our ability to attract and retain customers.

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

Due to our heavy reliance on the strength and capability of our technology systems, which we use both to interface with our customers and to manage our internal financial reporting and other systems, we utilize a layered cybersecurity model designed to protect our systems and sensitive data. This model is composed of a variety of different components including administrative controls, technical controls and other safeguards. These components are centrally managed and monitored, creating a multi-layered and interlocking cybersecurity defense system.

We maintain programs and policies to support the management of cybersecurity risk with a focus on prevention, detection and recovery processes. These programs and policies leverage frameworks and controls from the National Institute of Standards and Technology ("NIST") Cybersecurity Framework, Federal Financial Institutions Examination Council ("FFIEC") cybersecurity guidance, Center for Internet Security ("CIS") Benchmarks, Cyber Risk Institute Profile, as well as various other regulatory requirements and industry-specific standards. The Bank also participates in the federally recognized Financial Services Information Sharing and Analysis Center and requires its employees and contractors to complete various education and training programs related to information security.

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

Like other financial institutions, the Bank is targeted with malicious cyber activity on an ongoing basis directed at its websites, computer systems, software, networks and users. This malicious activity includes attempts at unauthorized access and implantation of computer viruses or malware. The Bank is also targeted with large volumes of phishing and other forms of social engineering attempted for the purpose of perpetuating fraud. Notwithstanding the breadth of our information security and privacy program, it may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse impact. Unauthorized access to our computer systems or stored data could result in theft, including cyber theft, or improper disclosure of confidential information, and the deletion or modification of records could cause interruptions in our operations. The impact of a material information technology event could have a materially adverse effect on our competitive position, reputation, results of operations, financial condition or cash flows.

Board Governance

The members of the Boards of Directors of the Company and the Bank are identical. The Bank's Board of Directors oversees cybersecurity risk management and strategy for both entities through management updates regarding the policies, practices and security results related to the Gramm-Leach-Bliley Act, IT risk management, IT security metrics, penetration testing, tabletop exercises, IT risk assessments, disaster recovery testing, and security awareness testing and training. Management is responsible for designing and implementing policies, processes and procedures, and deploying physical and virtual technology and safeguards to measure, monitor, and control cybersecurity risk. The Bank's Chief Information Officer provides an annual comprehensive update to the Board of Directors on the status of IT, and the plans for the future as well as quarterly updates which include any cyber incidents. The Bank's Chief Information Officer or delegate provides annual training on cyber security topics and reports to the Board of Directors on the Bank's cyber incidents, if any. Cyber incidents with (i) the potential of materiality, pursuant to SEC cybersecurity disclosure rules; (ii) anticipated publicity; or (iii) anticipated written notices to a significant number of customers; have been promptly reported to the Board with ongoing updates during regular Board meetings. The Bank's Chief Information Officer presents updates on new security measures, programs and services to ITOC. The minutes and materials from the ITOC meetings are available to the Board of Directors on the Directors' Board Portal. The Bank's Information Security Officer provides the Board of Directors with an annual report on all aspects of Information Security, including steps taken to minimize the risk of cyber incidents through training and testing employees on phishing, social engineering, etc. This annual report also includes an independent third-party assessment of the Bank's information security systems together with information on steps taken to address any identified weaknesses. The Board of Directors also participates in an annual evaluation of enterprise risk and is presented with management's assessment of the top risks, which generally include several cybersecurity components.

Material Cybersecurity Incidents

As of September 30, 2025, we were not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Bank, including its business strategies, results of operations or financial condition. For more information on our cybersecurity-related risks, see "Item 1A. Risk Factors – Risks Related to Cybersecurity, Third Parties, and Technology".

Item 2. Properties
At September 30, 2025, we had 44 traditional branch offices and two in-store branch offices. As of September 30, 2025, the Bank owned the office building and related land in which its home office and executive offices are located, and 35 of its other branch offices. The remaining 10 branches are either leased or partially owned.

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

On November 2, 2022, the Bank was served a putative class action lawsuit, captioned Jennifer Harding, et al. vs. Capitol Federal Savings Bank (Case No. 2022-CV-00598), filed in the Third Judicial District Court, Shawnee County, Kansas against the Bank, alleging the Bank improperly charged overdraft fees on (1) debit card transactions that were authorized for payment on sufficient funds but later settled against a negative account balance (commonly known as "authorize positive purportedly settle negative" or "APPSN" transactions) and (2) merchant re-presentments of previously rejected payment requests. The complaint asserts a breach of contract claim (including breach of an implied covenant of good faith and fair dealing) for each practice and seeks restitution for alleged improper fees, alleged actual damages, costs and disbursements, and injunctive relief. On April 5, 2023, the district court granted the Bank's motion to dismiss the complaint, with prejudice. The plaintiffs appealed this decision to the Kansas Court of Appeals, which issued an opinion on October 4, 2024 reversing the district court's ruling. On October 17, 2025, the Kansas Supreme Court affirmed the ruling of the Court of Appeals, remanding the case to the District Court for further proceedings.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Listing
Capitol Federal Financial, Inc.'s common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol "CFFN". At November 21, 2025, there were approximately 6,576 holders of record of Capitol Federal Financial, Inc. common stock.

Share Repurchases
The following table summarizes our share repurchase activity during the three months ended September 30, 2025. As of September 30, 2025, the Company had $71.1 million remaining authorized under its existing stock repurchase plan. The plan has no expiration date; however, we are required to annually seek the FRB's non-objection for the remaining buyback amount or we can request a new buyback amount. The FRB's current non-objection for the Company to repurchase up to $75.0 million of stock expires in February 2026. Shares may be repurchased from time to time in the open market or in privately negotiated transactions based upon market conditions, available liquidity and other factors. From December 2010 through September 30, 2025, $439.9 million worth of common stock was repurchased.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
July 1, 2025 through
July 31, 2025	—	$—	—	$75,000,000
August 1, 2025 through
August 31, 2025	469,436	6.15	469,436	72,111,869
September 1, 2025 through
September 30, 2025	148,824	6.48	148,824	71,147,502
Total	618,260	6.23	618,260	71,147,502

Stockholders and General Inquiries
Copies of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 are available to stockholders at no charge from our investor relations website, https://ir.capfed.com.

Stockholder Return Performance Presentation
The information presented below assumes $100 invested on September 30, 2020 in the Company's common stock and in each of the indices, and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

Total Return Performance
Index Value
300
275
250
225
200
175
150
125
100
75
50
09/30/20
09/30/21
09/30/22
09/30/23
09/30/24
09/30/25
Capitol Federal Financial, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks Index

	Period Ending
Index	9/30/2020	9/30/2021	9/30/2022	9/30/2023	9/30/2024	9/30/2025
Capitol Federal Financial, Inc.	100.00	133.08	103.19	64.49	83.95	96.57
NASDAQ Composite Index	100.00	130.26	96.06	121.14	167.95	210.64
S&P U.S. BMI Banks Index	100.00	181.94	139.78	135.41	199.63	270.17
Source: S&P Global Market Intelligence

Restrictions on the Payment of Dividends
The Company's ability to pay dividends is dependent, in part, upon its ability to obtain capital distributions from the Bank. The dividend policy of the Company is subject to the discretion of the Board of Directors and depends upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, and the amount of cash at the holding company level. See "Part I, Item 1. Business - Limitations on Dividends and Other Capital Distributions" and "Part I, Item 1A. Risk Factors - Other Risks" for additional discussion on the Bank's ability to make capital distributions to the Company.

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

The Company recognized net income of $68.0 million, or $0.52 per share, for fiscal year 2025 compared to net income of $38.0 million, or $0.29 per share, for the prior fiscal year. The increase in net income was due mainly to higher net interest and non-interest income, partially offset by higher non-interest expense. Non-interest income was lower in the prior fiscal year due mainly to the net losses on the sale of securities associated with the securities strategy. See additional discussion regarding the securities strategy in the "Securities Strategy to Improve Earnings" section below. Excluding the effects of the net loss associated with the securities strategy, earnings per share ("EPS") would have been $0.37 for the prior fiscal year. The increase in EPS, excluding the effects of the net loss associated with the securities strategy, was due primarily to higher net interest income in the current fiscal year.

The net interest margin increased 19 basis points, from 1.77% for the prior fiscal year to 1.96% for the current fiscal year. The increase was due mainly to higher yields on the loan portfolio due to the continued shift of loan balances from the one- to four-family loan portfolio to the higher yielding commercial loan portfolio, which outpaced the increase in the cost of deposits.

The Bank continues to transition from a primarily retail oriented financial institution to one with an expanded focus on commercial customers by strategically growing all aspects of commercial banking through investments in technology, people, products, and services. The Bank is active in commercial lending markets even when the lending opportunity is outside of the Bank's local footprint. For additional discussion, see the "Strategic Banking Initiatives" section below.

The Company's efficiency ratio was 58.33% for the current fiscal year compared to 66.91% for the prior fiscal year. Excluding the net losses from the securities strategy, the efficiency ratio would have been 61.97% for the prior fiscal year. The improvement in the efficiency ratio, excluding the net losses from the securities strategy, was due primarily to higher net interest income compared to the prior fiscal year, partially offset by higher non-interest expense. The Company's operating expense ratio for the current fiscal year was 1.22% compared to 1.17% for the prior fiscal year. The operating expense ratio was higher in the current fiscal year due mainly to higher non-interest expense.

Total assets were $9.78 billion at September 30, 2025, an increase of $251.1 million from September 30, 2024. The increase was due primarily to growth in the loan portfolio, which was largely funded with deposit growth, mainly through the Bank's high yield savings account offering.

Total loans receivable increased $204.6 million from September 30, 2024. The increase was due mainly to the commercial loan portfolio, which increased $607.0 million, or approximately 40%, during the current fiscal year, due primarily to commercial real estate loan growth. The increase was partially offset by a decrease of $400.0 million in one- to four-family loans. It is expected that repayments from our one- to four-family loan portfolio will continue to be directed toward supporting commercial loan growth, aligning with our ongoing commitment to expand commercial banking services. Maintaining strong credit quality remains a top priority as we grow our commercial loan portfolio. The weighted average debt service coverage ratio ("DSCR") for commercial loan originations and purchases during the current fiscal year was 1.76x and the weighted average loan-to-value ("LTV") for commercial real estate and construction loans originated and purchased was 65%. The weighted average DSCR and LTV for our commercial real estate and construction loans was 1.65x and 61%, respectively, at September 30, 2025.

The Bank's asset quality remains strong, reflected in the continued low level of loan delinquency and charge-off ratios. At September 30, 2025, loans 30 to 89 days delinquent were 0.15% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.09% of total loans receivable, net. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Asset Quality - Delinquent and nonaccrual loans and other real estate owned ("OREO")" below for additional discussion. During the current fiscal year, net charge-offs ("NCOs") were $198 thousand.

Total liabilities at September 30, 2025 were $8.73 billion, an increase of $235.7 million from September 30, 2024. The increase was due mainly to deposit growth, largely through the Bank's high yield savings account offering, which increased $364.5 million. Management has continued to focus on retaining and growing deposits through the Bank's high yield savings account product, which, as of September 30, 2025, had an annual percentage yield of 4.00% for accounts that meet the $10 thousand minimum balance requirement. The increase in deposits was partially offset by a $228.8 million decrease in borrowings due to principal repayments made on the Bank's amortizing FHLB advances, along with borrowings that matured but were not replaced. Management estimates that the Bank had $2.92 billion in liquidity available at September 30, 2025, based on the Bank's blanket collateral agreement with FHLB and unencumbered securities.

Stockholders' equity totaled $1.05 billion at September 30, 2025, an increase of $15.4 million from September 30, 2024. As of September 30, 2025, the Bank's capital ratios exceeded the well-capitalized requirements. The Bank's community bank leverage ratio ("CBLR") as of September 30, 2025 was 9.6%. During the current fiscal year, the Company paid regular quarterly cash dividends totaling $44.2 million, or $0.34 per share and repurchased 618,260 shares for $3.9 million.

At September 30, 2025, the gap between the Bank's interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(983.6) million, or (10.1)% of total assets, compared to $(1.51) billion, or (15.8)% of total assets, at September 30, 2024. As of September 30, 2025, the Bank exceeded internal policy thresholds for sensitivity to changes in interest rates. See additional discussion in "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Securities Strategy to Improve Earnings
In October 2023, the Company initiated a securities strategy (the "securities strategy") by selling $1.30 billion of securities, representing 94% of its securities portfolio. Since the Company did not have the intent to hold the $1.30 billion of securities to maturity at September 30, 2023, the Company recognized an impairment loss on those securities of $192.6 million which was reflected in the Company's financial statements for the quarter and fiscal year ended September 30, 2023. The securities strategy allowed the Company to improve its earnings stream going forward, beginning in the quarter ended December 31, 2023, by redeploying most of the proceeds into then-current market rate securities. The Company utilized the remaining proceeds to deleverage the balance sheet. During the quarter ended December 31, 2023, the Company completed the sale of securities and recognized $13.3 million ($10.0 million net of tax), or $0.08 per share, of additional loss. See additional information regarding the impact of the securities strategy on our financial measurements in "Management's Discussion and Analysis of Financial Condition and Results of Operation - Average Balance Sheets" below. The $1.30 billion of securities sold had a weighted average yield of 1.22% and an average duration of 3.6 years. With the proceeds from the sale of the securities, the Company purchased $632.0 million of securities yielding 5.75%, paid down $500.0 million of borrowings with a weighted average cost of 4.70%, and held the remaining cash at the FRB of Kansas City earning interest at the reserve balance rate until such time as it could be used to fund commercial lending activities or for other Bank operations.

Strategic Banking Initiatives

The Company is committed to its progression to a full-service commercial bank and is investing in technology, people, products and services to make that happen. Our investments in technology to date have allowed us to launch new services and products, while the addition of seasoned and well-connected commercial bankers, and trust and wealth advisors gives us access to an exciting new customer group. Expanding our product suite of treasury management services enables us to service this new customer group, and expanded marketing and business development has increased the depth of customer relationships. Having completed the second year since embarking on our digital transformation, we have seen our efforts bear fruit and expect progress to accelerate going forward.

Strategic Actions. The long-term success of this transformation is predicated on management's continued focus on deepening relationships with consumer and commercial customers. Management and the Board have committed resources through the growth of talented, skilled and experienced bankers, investments in technology, expanded marketing and outreach, as well as the development and increased internal monitoring of performance metrics that ensure we are on the path to achieve our performance objectives. Through our experienced relationship managers, we deliver customized solutions using advanced digital platforms, and sophisticated cash management tools. Additionally, we are leveraging our centralized organizational structure to respond quickly to customers. We are actively pursuing opportunities to expand our non-interest-bearing deposit base and diversify fee-based revenue streams through strategic growth in treasury management services, trust and wealth management services, insurance, and small business banking.

Commercial Lending. During the current fiscal year, we closed on $901.9 million in commercial loans compared to $350.6 million in the prior fiscal year and commercial loans continue to grow as a percentage of our overall loan portfolio. As of September 30, 2025, commercial loans comprised 26% of our loan portfolio compared to 19% at the prior fiscal year end. To maintain strong credit quality, in addition to disciplined underwriting and ongoing credit administration, we monitor concentration levels by collateral type, geographic location and borrowing relationship. During the current fiscal year, the Bank implemented commercial loan pricing and profitability software that provides insights based on the full customer banking relationship. We also implemented software that provides market insight regarding competitor pricing to assist loan officers when preparing a loan offering. This has increased our ability to profitably compete with other financial institutions in our markets as well as those outside our markets.

Treasury Management. The Bank services commercial customers through a competitive suite of treasury management products and an experienced team of treasury management officers. This team is focused on the deposit and cash management needs of commercial customers and growing this line of business through the acquisition of new customers located both in our immediate market areas, and those who we lend to outside of our local market areas. Additionally, this fiscal year, the Bank deployed a team of business development officers tasked with growing the deposit base within the small business customer segment, focused on serving small businesses in our market areas with a dedicated line of products specifically designed for these customers. The Bank expects to introduce digital onboarding for small business customers using industry-leading risk management and screening tools, which will replace many manual verification tasks. Additionally, as we add more sophisticated commercial clients, we are evaluating new technology in order to capture a larger share of their business with additional products and services. Within calendar year 2026, we expect to implement new technology for lockbox services, integrated accounts receivables, purchase cards and corporate cards. While the majority of our commercial deposit growth in fiscal year 2025 resulted from commercial loan covenants and provisions, our treasury management officers and business development officers often land depository relationships independent of a lending relationship. This will be a focus area for our sales teams as the Bank continues to diversify funding sources and seeks to increase fee revenue tied to depository accounts.

Digital Banking. We are advancing towards a seamless digital banking experience for all customers, enhancing the Bank's ability to attract and retain deposits. This strategy includes a new deposit account onboarding platform that was implemented in November 2024 and digital banking enhancements for debit cardholders which will allow customers to begin using their card immediately online and in digital wallets without waiting for the delivery of a physical card. These enhancements are projected to be implemented in the second quarter of fiscal year 2026. Since changing core and digital providers in August 2023, the Bank has taken advantage of our open-source platforms through the evaluation of add-on technologies that will integrate into our digital banking experience for consumers, small businesses, and commercial customers.

Private Banking, Trust and Wealth Management. We are preparing to implement a comprehensive suite of private banking products and services which is a new line of business for the Bank. During the fourth quarter of fiscal year 2025, the Bank added several seasoned and well-connected wealth management professionals to focus on these products and services. Their expertise in private banking and related areas will support our new private banking efforts and is expected to transform our trust and wealth management business. Private banking relationships are defined as customers with $5 million or more in personal relationships with the Bank by way of loans, deposits, or assets under management. Private banking customers began onboarding during the first quarter of fiscal year 2026. We believe that our private banking line of business will be a gateway to driving off-balance sheet revenue and bridge the gap between high-net-worth depository customers, small business owners or key commercial customers, and corporate trustee opportunities for the Bank.

Stockholder Value. Delivering long-term sustainable stockholder value will continue to be our North Star while also maintaining a strong capital position. As part of our historically robust and disciplined approach to capital management, our approach continues to generate returns to stockholders through dividend payments and share repurchases. Total dividends declared and paid during fiscal year 2025 were $44.3 million. The Company repurchased 618,260 shares for $3.9 million during fiscal year 2025, all of which occurred in the last quarter of the fiscal year. Since completing our second-step conversion in December 2010, we have returned $2.01 billion to stockholders through $1.57 billion in cash dividends and

$439.9 million of share repurchases. For fiscal year 2026, it is the intention of the Board of Directors to continue the regular quarterly cash dividend of $0.085 per share and to seek further opportunities for value-enhancing share repurchases.

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

Allowance for Credit Losses and Reserve for Off-Balance Sheet Credit Exposures. The ACL is a valuation amount that is deducted from the amortized cost basis of loans and represents management's estimate of total expected credit losses for the Company's loans over their remaining contractual lives, as of the balance sheet date. The reserve for off-balance sheet credit exposures represents expected credit losses on unfunded portions of existing loans and commitments to originate or purchase loans that are not unconditionally cancellable by the Company, as of the balance sheet date.

Management estimates the ACL utilizing a discounted cash flow model by projecting future loss rates which are dependent upon forecasted economic indices and applying qualitative factors when deemed appropriate by management. The key assumptions used in projecting future loss rates include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. The assumptions are used to calculate and aggregate estimated cash flows for the time period that remains in each loan's contractual life. The cash flows are discounted back to the balance sheet date using each loan's effective yield, to arrive at a present value of expected cash flows, which is compared to the amortized cost basis of the loan pool to determine the amount of ACL required by the calculation. Management then considers qualitative factors when assessing the overall level of ACL. See "Allowance for Credit Losses on Loans Receivable" and "Reserve for Off-Balance Sheet Credit Exposures" within "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies" for additional information.

One of the most significant judgments used in projecting loss rates when estimating the ACL is the macroeconomic forecast provided by a third party. The economic indices sourced from the macroeconomic forecast and used in projecting loss rates are the national unemployment rate, changes in commercial real estate prices, changes in home values, changes in the United States consumer price index, and changes in the United States gross domestic product. The economic index used in the calculation to which the calculation is most sensitive is the national unemployment rate. Each reporting period, several macroeconomic forecast scenarios are considered by management. Management selects the macroeconomic forecast(s) that is/are most reflective of expectations at that point in time. Changes in the macroeconomic forecast could significantly impact the calculated estimated credit losses between reporting periods.

Other key assumptions used in the discounted cash flow model include the forecast and reversion to mean time periods and prepayment and curtailment assumptions. The calculation is less sensitive to these assumptions than the macroeconomic forecasts. The macroeconomic forecast is applied for a reasonable and supportable time period before reverting to long-term historical averages for each economic index. The forecast and reversion to mean time period used for each economic index at September 30, 2025 was four quarters. Prepayment and curtailment assumptions are generally based on the Company's historical experience and are adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary for each respective loan pool in the model.

The reserve for off-balance sheet credit exposures is calculated by applying the ACL to loan ratio for each respective loan pool, as calculated by the discounted cash flow model discussed above, to an adjusted off-balance sheet credit exposures balance. The off-balance sheet credit exposures balance is adjusted to account for the likelihood that funding of the related balance will occur. Management generally determines the likelihood of funding based on historical experience, but it may be adjusted by management as deemed necessary based upon their knowledge of the composition of the underlying off-balance sheet credit exposure balances.

The ACL and reserve for off-balance sheet credit exposures may be materially affected by qualitative factors, for items not reflected in the economic forecast and/or discounted cash flow model, but which are deemed appropriate by management's current assessment of the risks related to the loan portfolio and/or external factors. Such qualitative factors may include changes in the Company's loan portfolio composition and credit concentrations, changes in the balances and/or trends in asset quality and/or loan credit performance, changes in lending underwriting standards, the effect of other external factors such as significant unique events or conditions, and actual and/or expected changes in economic conditions, real estate values, and/or other economic developments. Management applied qualitative factors at September 30, 2025 to account for large dollar commercial real estate loan concentrations and potential risk of loss in market value for newer one- to four-family loans. The qualitative factors applied at September 30, 2025, and the importance and levels of the qualitative factors applied, may change in future periods depending on the level of changes to items such as the uncertainty of economic conditions and management's assessment of the level of credit risk within the loan portfolio as a result of such changes, compared to the amount of ACL calculated by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Loans Receivable and Allowance for Credit Losses - Allowance for Credit Losses" for additional information regarding the qualitative factors applied at September 30, 2025.

The ACL and the reserve for off-balance sheet credit exposures were $24.0 million and $5.5 million, respectively, at September 30, 2025, compared to $23.0 million and $6.0 million, respectively, at September 30, 2024. During the current fiscal year, the Company updated the regression analyses used in the discounted cash flow model which resulted in some changes to the amounts and levels of ACL calculated by the model for commercial loans. The regression analyses were updated in order to assist management in estimating expected credit losses in the commercial loan portfolio due to growth in this portfolio, including growth in market areas outside of the Bank's local market footprint. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Allowance For Credit Losses" for additional information regarding the regression analysis update that occurred during fiscal year 2025.

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

Financial Condition

The following table summarizes the Company's financial condition at the dates indicated.

	September 30,		Change expressed in:
	2025	2024	Dollars	Percent
	(Dollars and shares in thousands)
Total assets	$9,778,701	$9,527,608	$251,093	2.6%
AFS securities	867,216	856,266	10,950	1.3
Loans receivable, net	8,111,961	7,907,338	204,623	2.6
Deposits	6,591,448	6,129,982	461,466	7.5
Borrowings	1,950,770	2,179,564	(228,794)	(10.5)
Stockholders' equity	1,047,677	1,032,270	15,407	1.5
Equity to total assets at end of period	10.7%	10.8%
Average number of basic and diluted shares outstanding	129,988	130,671	(683)	(0.5)

Loans Receivable. The Bank originates or participates with other lenders in commercial loans, either secured by real estate or for commercial and industrial purposes, and first mortgages on owner-occupied, one- to four-family residences. The Bank also originates consumer loans primarily secured by one- to four-family residential properties. The Bank historically purchased loans secured by one- to four-family residences from correspondent lenders but suspended that line of business during fiscal year 2024. During fiscal year 2025, the loan portfolio mix continued to shift from one- to four-family loans to commercial loans. Total loans, net at September 30, 2025 were $8.11 billion, an increase of $204.6 million from September 30, 2024. The increase in the loan portfolio was due mainly to a $607.0 million increase in commercial loans, partially offset by a $400.0 million decrease in one-to four-family loans.

As a result of continued high interest rates and a lack of housing inventory, which has reduced the volume of housing market transactions, our one- to four-family origination and refinance activity has slowed, directly impacting the Bank's one- to four-family loan portfolio. Management expects the Bank's one- to four-family originated loan portfolio will continue to decrease as the affordability of housing remains challenging, there is a limited supply of homes for sale and we compete with nationwide online mortgage originators. It is expected that cash flows generated from the repayments of our one- to four-family portfolio will continue to be used to fund commercial loan growth.

The Bank originates one- to four-family loans primarily in our market areas of Kansas and Missouri. The balance of originated one- to four-family loans was $3.77 billion as of September 30, 2025 and represented 64% of the Bank's one- to four-family loan portfolio.

The Bank previously purchased one- to four-family loans, on a loan-by-loan basis, from a select group of correspondent lenders ("correspondent purchased"). Loan purchases enabled the Bank to attain geographic diversification in its one- to four-family loan portfolio. We generally paid a premium of 0.50% to 1.00% of the loan balance to purchase these loans, and 1.00% of the loan balance to purchase the servicing of these loans. The premium paid is amortized against the interest earned over the life of the loan, which reduces the loan yield. If a loan pays off before the scheduled maturity date, the remaining premium is recognized as a reduction of interest income. At September 30, 2025 the balance of one- to four-family correspondent purchased loans was $2.00 billion, or 34% of the Bank's one- to four-family loan portfolio, and is included in the one- to four-family purchased amount in the tables below. As noted above, the Bank suspended its one- to four-family correspondent lending channels during fiscal year 2024.

The Bank also previously purchased one- to four-family loans from correspondent and nationwide lenders in bulk loan packages. The majority of the Bank's bulk purchased loans as of September 30, 2025 are guaranteed by one seller. The Bank has not experienced any losses with this group of loans since the loan package was purchased in August 2012. At September 30, 2025 the balance of one- to four-family bulk purchased loans was $114.2 million and is included in the one- to four-family purchased amount in the tables below.

The Bank originates owner-occupied construction-to-permanent loans secured by one- to four-family residential real estate. The majority of these loans are secured by properties located in Kansas and Missouri. The Bank's owner-occupied construction-to-permanent loan program combines the construction loan and the permanent loan into one loan, allowing the borrower to secure the same interest rate structure throughout the construction period and the permanent loan term.

The Bank's commercial loan portfolio is composed of commercial real estate loans, commercial construction loans and commercial and industrial loans. Our commercial real estate loans include a variety of property types, including hotels, senior housing facilities, multi-family dwellings, retail buildings, and office buildings located in Kansas, Missouri, Texas, and 19 other states as of September 30, 2025. The Bank's commercial and industrial loan portfolio consists largely of loans secured by accounts receivable, inventory and equipment. These loans are generally made to borrowers located in Kansas and Missouri. The Bank regularly monitors the level of risk in the entire commercial loan portfolio, including concentrations in such factors as geographic location, collateral type, tenant profile, borrowing relationship, and lending relationship in the case of participation loans, among other factors.

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

The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, vehicle loans, and loans secured by savings deposits. The Bank also originates a very limited amount of unsecured loans. Generally, consumer loans are originated in the Bank's market areas. The majority of our consumer loan portfolio is comprised of home equity lines of credit, which have adjustable interest rates. As of September 30, 2025, the Bank had the first mortgage, or was in the first lien position on the majority of the unpaid principal balance of the Bank's home equity lines of credit.

The following table presents information related to the composition of our loan portfolio in terms of dollar amounts, weighted average rates, and percentage of total as of the dates indicated.

	September 30, 2025		September 30, 2024
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,774,134	3.78%	$3,941,952	3.60%
Purchased	2,114,447	3.49	2,339,748	3.44
Construction	16,054	6.17	22,970	6.05
Total	5,904,635	3.68	6,304,670	3.55
Commercial:
Commercial real estate	1,709,990	5.82	1,191,624	5.43
Commercial and industrial	210,119	6.92	129,678	6.66
Commercial construction	195,886	6.42	187,676	6.40
Total	2,115,995	5.98	1,508,978	5.65
Consumer loans:
Home equity	104,809	8.15	99,988	8.90
Other	8,436	5.55	9,615	5.72
Total	113,245	7.96	109,603	8.62
Total loans receivable	8,133,875	4.34	7,923,251	4.02

Less:
ACL	24,039		23,035
Deferred loan fees/discounts	31,268		30,336
Premiums/deferred costs	(33,393)		(37,458)
Total loans receivable, net	$8,111,961		$7,907,338

The following table presents the contractual maturity of our loan portfolio, along with associated weighted average yields, at September 30, 2025. Loans that have adjustable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	One year or less(1)		Over one year to five years		Over five years to 15 years		Over 15 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
One- to four-family:
Originated	$1,788	3.57%	$58,749	3.21%	$1,040,213	3.11%	$2,673,384	4.09%	$3,774,134	3.81%
Purchased	88	3.07	24,086	2.62	354,073	2.60	1,736,200	3.57	2,114,447	3.39
Construction(2)	—	—	—	—	—	—	16,054	6.20	16,054	6.20
Total	1,876	3.55	82,835	3.04	1,394,286	2.98	4,425,638	3.89	5,904,635	3.66
Commercial:
Commercial real estate	116,147	5.47	813,170	5.86	545,986	5.57	234,687	5.04	1,709,990	5.63
Commercial and industrial	59,556	7.20	84,635	7.45	60,929	6.20	4,999	4.58	210,119	6.95
Commercial construction(2)	21,630	7.24	112,138	5.87	53,668	7.28	8,450	7.72	195,886	6.49
Total	197,333	6.19	1,009,943	6.00	660,583	5.77	248,136	5.12	2,115,995	5.84
Consumer:
Home equity(3)	2,036	9.88	2,098	7.12	50,309	8.10	50,366	8.09	104,809	8.11
Other	713	2.29	7,279	5.65	402	7.53	42	18.00	8,436	5.52
Total	2,749	7.91	9,377	5.98	50,711	8.09	50,408	8.10	113,245	7.92
Total loans receivable	$201,958	6.19	$1,102,155	5.78	$2,105,580	3.98	$4,724,182	4.00	8,133,875	4.29

Less:
ACL									24,039
Deferred loan fees/discounts									31,268
Premiums/deferred costs									(33,393)
Total loans receivable, net									$8,111,961

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

The following table presents, as of September 30, 2025, the amount of loans due after September 30, 2026, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
One- to four-family:
Originated	$3,329,965	$442,381	$3,772,346
Purchased	1,668,898	445,461	2,114,359
Construction	7,908	8,146	16,054
Total	5,006,771	895,988	5,902,759
Commercial:
Commercial real estate	443,344	1,150,499	1,593,843
Commercial and industrial	54,580	95,983	150,563
Commercial construction	63,566	110,690	174,256
Total	561,490	1,357,172	1,918,662
Consumer:
Home equity	21,676	81,097	102,773
Other	4,154	3,569	7,723
Total	25,830	84,666	110,496
Total loans receivable	$5,594,091	$2,337,826	$7,931,917

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

	For the Year Ended
	September 30, 2025		September 30, 2024
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$7,923,251	4.02%	$7,984,381	3.76%
Originated and refinanced	1,149,469	6.80	660,937	7.21
Purchased and participations	104,431	7.10	47,712	7.80
Change in undisbursed loan funds	(14,556)		168,483
Repayments	(1,026,401)		(917,871)
Principal (charge-offs)/recoveries, net	(198)		(111)
Other	(2,121)		(20,280)
Ending balance	$8,133,875	4.34	$7,923,251	4.02

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

	For the Year Ended
	September 30, 2025			September 30, 2024
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Commercial:
Commercial real estate
Fixed-rate	$155,315	6.53%	12.4%	$7,920	7.63%	1.1%
Adjustable-rate	373,526	6.85	29.8	114,502	7.56	16.2
	528,841	6.76	42.2	122,422	7.57	17.3
Commercial and industrial
Fixed-rate	102,489	7.20	8.2	22,251	6.96	3.1
Adjustable-rate	75,375	7.34	6.0	49,593	7.65	7.0
	177,864	7.26	14.2	71,844	7.44	10.1
Commercial construction
Fixed-rate	26,235	6.69	2.1	3,632	7.07	0.5
Adjustable-rate	168,957	7.27	13.5	152,739	7.96	21.6
	195,192	7.19	15.6	156,371	7.94	22.1
Total commercial
Fixed-rate	284,039	6.79	22.7	33,803	7.13	4.8
Adjustable-rate	617,858	7.02	49.3	316,834	7.77	44.7
	901,897	6.95	72.0	350,637	7.71	49.5

One- to four-family and consumer:
One- to four-family
Fixed-rate	181,667	6.18	14.5	232,335	6.41	32.8
Adjustable-rate	109,599	6.17	8.7	70,785	6.40	10.0
	291,266	6.17	23.2	303,120	6.40	42.8
Consumer
Fixed-rate	8,034	8.08	0.6	11,377	8.54	1.6
Adjustable-rate	52,703	8.18	4.2	43,515	9.09	6.1
	60,737	8.17	4.8	54,892	8.98	7.7
Total one- to four-family and consumer
Fixed-rate	189,701	6.26	15.1	243,712	6.50	34.4
Adjustable-rate	162,302	6.82	12.9	114,300	7.43	16.1
	352,003	6.52	28.0	358,012	6.80	50.5

Total commercial, one- to four-family, and consumer
Fixed-rate	473,740	6.57	37.8	277,515	6.58	39.2
Adjustable-rate	780,160	6.98	62.2	431,134	7.68	60.8
	$1,253,900	6.83	100.0%	708,649	7.25	100.0%

Commercial participations included above:
Fixed-rate	$34,500	6.93%		$4,400	7.08%
Adjustable-rate	69,931	7.19		39,815	8.04
	$104,431	7.10		$44,215	7.95

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average LTV, and average balance per loan as of September 30, 2025. Credit scores were updated in September 2025 from a nationally recognized consumer rating agency. The LTVs were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,774,134	63.9%	3.78%	770	58%	$170
Purchased	2,114,447	35.8	3.49	768	60	382
Construction	16,054	0.3	6.17	775	45	334
	$5,904,635	100.0%	3.68	769	59	213

The following table presents origination and refinance activity for our one- to four-family loan portfolio, excluding endorsement activity, along with the weighted average rate, weighted average LTV and weighted average credit score for the current fiscal year. As of September 30, 2025, the Bank had one- to four-family loan and refinance commitments totaling $42.0 million at a weighted average rate of 6.29%.

			Credit
Amount	Rate	LTV	Score
(Dollars in thousands)
$291,266	6.17%	74%	768

Commercial Loans - The table below presents commercial loan origination and participation activity for the year ended September 30, 2025, along with weighted average LTV and weighted average DSCR. For commercial real estate and commercial construction loans, the LTV is calculated using the gross loan amount (composed of unpaid principal and undisbursed amounts) and the collateral value at the time of origination. For existing real estate, the "as is" value is used. If the property is to be constructed, the "as completed" value of the collateral is utilized. The DSCR is calculated based on historical borrower performance, or projected borrower performance for newly formed entities with no performance history.

	Originated		Participation		Total		Weighted	Weighted
	Amount	Rate	Amount	Rate	Amount	Rate	LTV	DSCR
	(Dollars in thousands)
Commercial real estate	$493,115	6.74%	$35,726	7.02%	$528,841	6.76%	62%	1.66x
Commercial and industrial	176,964	7.26	900	7.25	177,864	7.26	N/A	2.32
Commercial construction	127,387	7.22	67,805	7.14	195,192	7.19	75	1.50
	$797,466	6.93	$104,431	7.10	$901,897	6.95	65	1.76

The following table presents commercial loan disbursements, excluding lines of credit, during the year ended September 30, 2025.

	Amount	Rate
	(Dollars in thousands)
Commercial real estate	$533,719	6.64%
Commercial and industrial	107,841	7.31
Commercial construction	211,824	6.68
	$853,384	6.73

The following table presents the Bank's commercial real estate and commercial construction loans by type of primary collateral as of the dates indicated. Management anticipates fully funding the majority of the undisbursed amounts, as most are not cancellable by the Bank.

	September 30, 2025				September 30, 2024
		Unpaid	Undisbursed	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount
		(Dollars in thousands)
Hotel	28	$545,782	$57,342	$603,124	$323,396
Senior housing	52	464,611	19,348	483,959	332,334
Multi-family	34	262,414	102,902	365,316	359,707
Retail building	134	285,159	49,506	334,665	316,261
Office building	75	131,316	4,742	136,058	127,961
One- to four-family property	316	66,112	4,308	70,420	63,416
Warehouse/manufacturing	45	55,181	3,672	58,853	34,656
Land	25	34,829	776	35,605	32,943
Single use building	26	33,456	262	33,718	43,438
Other	34	27,016	1,176	28,192	29,070
	769	$1,905,876	$244,034	$2,149,910	$1,663,182

Weighted average rate		5.88%	6.90%	5.99%	5.77%

The following table presents the unpaid principal balance of non-owner occupied and owner occupied loans within the Bank's commercial real estate loan portfolio as of the dates indicated.

	September 30, 2025	September 30, 2024
	(Dollars in thousands)
Non-owner occupied	$1,271,905	$886,101
Owner occupied	$167,925	$165,334

The following table presents management's funding expectations for the Bank's commercial real estate and commercial construction undisbursed amounts and commitments outstanding as of September 30, 2025. Due to the nature of a revolving line of credit, management is unable to project funding expectations for those balances, so those amounts are presented separately.

	Projected Disbursements for the Quarters Ending
	December 31, 2025	March 31, 2026	June 30, 2026	Thereafter	Revolving Lines of Credit	Total
	(Dollars in thousands)
Undisbursed amounts	$75,856	$61,735	$50,395	$48,684	$7,364	$244,034
Commitments	39,606	9,250	27,000	85,038	—	160,894
	$115,462	$70,985	$77,395	$133,722	$7,364	$404,928

Weighted average rate	6.71%	6.97%	6.94%	6.89%	7.32%	6.87%

The following table summarizes the Bank's commercial real estate and commercial construction loans by the state in which the collateral is located, as of the dates indicated.

	September 30, 2025				September 30, 2024
		Unpaid	Undisbursed	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount
		(Dollars in thousands)
Kansas	562	$738,887	$60,940	$799,827	$713,437
Missouri	125	305,078	49,694	354,772	313,146
Texas	21	289,481	23,324	312,805	348,066
Arizona	6	105,934	16,495	122,429	15,452
New York	2	109,828	—	109,828	60,000
California	5	90,256	6,592	96,848	15,040
Colorado	13	58,341	25,858	84,199	50,017
Tennessee	4	41,495	15,286	56,781	35,973
Nebraska	7	17,068	27,139	44,207	32,422
Other	24	149,508	18,706	168,214	79,629
	769	$1,905,876	$244,034	$2,149,910	$1,663,182

The following table presents the Bank's commercial real estate and commercial construction loans by unpaid principal balance, aggregated by type of primary collateral and state, along with weighted average LTV and weighted average DSCR as of September 30, 2025. The LTV is calculated using the gross loan amount (composed of unpaid principal and undisbursed amounts) as of September 30, 2025 and the most current collateral value available, which is most often the value at origination/purchase. The DSCR is calculated at the time of origination and is updated at the time of subsequent loan renewals, financial reviews (for applicable loans and lending relationships), and any other time management is aware of changes that may impact the DSCR. The DSCR presented in the table below is based on the DSCR at the time of origination unless an updated DSCR has been calculated or the loan has reached the end of its stabilization period. In general, commercial borrowers with total loans of $2.5 million or more are reviewed at least annually to monitor financial performance.

	Kansas	Missouri	Texas	New York	Arizona	California	Other	Total
	(Dollars in thousands)
Hotel	$41,385	$18,059	$141,960	$109,828	$102,093	$85,935	$46,522	$545,782
Senior housing	249,912	142,168	—	—	—	—	72,531	464,611
Retail building	91,574	44,050	66,714	—	—	—	82,821	285,159
Multi-family	185,815	48,318	20,000	—	—	—	8,281	262,414
Office building	57,441	7,945	59,907	—	142	—	5,881	131,316
One- to four-family property	44,922	4,592	—	—	3,325	1,620	11,653	66,112
Warehouse/manufacturing	35,269	16,729	—	—	—	—	3,183	55,181
Land	7,039	153	900	—	—	—	26,737	34,829
Single use building	12,126	18,255	—	—	374	2,701	—	33,456
Other	13,404	4,809	—	—	—	—	8,803	27,016
	$738,887	$305,078	$289,481	$109,828	$105,934	$90,256	$266,412	$1,905,876

Weighted LTV	66%	68%	52%	47%	51%	50%	66%	61%
Weighted DSCR	1.84x	1.54x	1.41x	1.55x	1.44x	1.49x	1.69x	1.65x

The following table presents the unpaid principal balance of the Bank's commercial real estate and commercial construction loans aggregated by type of primary collateral, along with weighted average rate, LTV, and DSCR as of September 30, 2025.

		Unpaid	Weighted	Weighted	Weighted
	Count	Principal	Rate	LTV	DSCR
	(Dollars in thousands)
Hotel	28	$545,782	6.46%	52%	1.32x
Senior housing	52	464,611	5.11	73	1.52
Retail building	134	285,159	5.32	60	2.02
Multi-family	34	262,414	6.09	64	1.27
Office building	75	131,316	6.44	53	1.94
One- to four-family property	316	66,112	6.08	57	2.42
Warehouse/manufacturing	45	55,181	6.28	65	2.40
Land	25	34,829	6.53	68	3.95
Single use building	26	33,456	6.17	62	1.94
Other	34	27,016	5.84	54	2.05
	769	$1,905,876	5.88	61	1.65

The following table presents the Bank's commercial real estate and construction loans, including unpaid principal and undisbursed amounts, along with outstanding loan commitments as of September 30, 2025, categorized by aggregate gross loan and commitment amount, along with average loan amount, and weighted average rate, LTV, and DSCR. For loans over $50.0 million, there was $266.5 million of such loans related to hotels in Arizona, California, New York, and Texas, $143.1 million related to multi-family properties in Kansas, and $59.5 million related to an office building in Texas. The largest loan included in the table below was $86.0 million, which was fully disbursed as of September 30, 2025, and is collateralized by a hotel in Arizona.

		Gross Loan
		and Commitment	Average	Weighted	Weighted	Weighted
	Count	Amounts	Amount	Rate	LTV	DSCR
	(Dollars in thousands)
Greater than $50 million	7	$469,057	$67,008	6.31%	54.4%	1.37x
>$30 to $50 million	11	415,669	37,788	6.10	63.3	1.34
>$20 to $30 million	16	384,413	24,026	6.22	65.9	1.30
>$15 to $20 million	11	188,214	17,110	6.39	66.4	1.26
>$10 to $15 million	15	183,798	12,253	6.24	70.1	1.77
>$5 to $10 million	36	255,724	7,103	5.52	69.7	1.76
$1 to $5 million	126	295,633	2,346	5.38	58.9	2.02
Less than $1 million	556	118,296	213	6.29	52.6	3.20
	778	$2,310,804	2,970	6.05	62.3	1.60

The following table summarizes the Bank's commercial and industrial loans by loan purpose as of the dates indicated. Of the $301.9 million of commercial and industrial loans at September 30, 2025, 63%, or $190.2 million, had a gross loan balance of $5 million or more. The largest commercial and industrial lending relationship at September 30, 2025 had a gross loan balance of $81.7 million, which represented 27% of the gross commercial and industrial loan balance at September 30, 2025. This lending relationship is part of the $103.2 million loans- to one-borrower group discussed in "Part I. Item 1. Business - Regulation and Supervision." In addition, the Bank had four commercial and industrial loan commitments totaling $15.7 million, with a weighted average rate of 7.03%, at September 30, 2025. No commitments are presented in the table below. The recent growth in this portfolio aligns with the Bank's strategy to grow all aspects of commercial banking. Management anticipates growth will continue in the commercial and industrial loan portfolio, but it will likely fluctuate over time due to the nature of these loans.

	September 30, 2025				September 30, 2024
		Unpaid	Undisbursed	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount
	(Dollars in thousands)
Working capital	193	$79,264	$74,703	$153,967	$74,097
Purchase equipment	64	47,043	7,158	54,201	15,457
Purchase/refinance business assets	47	45,579	4,226	49,805	37,950
Finance/lease vehicle	190	33,631	2,775	36,406	28,318
Other	20	4,602	2,906	7,508	7,735
	514	$210,119	$91,768	$301,887	$163,557

Weighted average rate		6.92%	7.10%	6.97%	6.89%

The following table summarizes the Bank's commercial and industrial loans by the state in which the borrower is located, as of September 30, 2025.

	Unpaid	Undisbursed	Gross Loan
	Principal	Amount	Amount
	(Dollars in thousands)
Kansas	$122,547	$82,061	$204,608
Missouri	37,788	170	37,958
Arizona	12,099	—	12,099
Ohio	5,865	4,135	10,000
California	7,882	2,000	9,882
Other	23,938	3,402	27,340
	$210,119	$91,768	$301,887
.

The following table presents the Bank's commercial and industrial loan portfolio, including unpaid principal and undisbursed amounts, along with outstanding loan commitments as of September 30, 2025, categorized by aggregate gross loan and commitment amounts and average loan amount. For loans over $15.0 million, there was $54.7 million related to working capital loans in Kansas and $29.9 million related to a loan to purchase equipment in Missouri. The largest loan included in the table below was $36.0 million, of which $28.6 million was undisbursed as of September 30, 2025. The loan is for working capital purposes and the borrower is located in Kansas. This loan is part of the $103.2 million loans- to one-borrower group discussed in "Part I. Item 1. Business - Regulation and Supervision."

		Gross Loan
		and Commitment	Average
	Count	Amounts	Amount	DSCR
	(Dollars in thousands)
Greater than $15 million	3	$84,619	$28,206	1.56x
>$10 to $15 million	3	36,325	12,108	2.37
>$5 to $10 million	10	79,288	7,929	1.46
>$1 to $5 million	24	55,827	2,326	9.38
>$500 thousand to $1 million	30	21,983	733	4.75
Less than $500 thousand	448	39,574	88	3.87
	518	$317,616	613	3.51

Asset Quality

Delinquent and nonaccrual loans and OREO. The following table presents the Company's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at September 30, 2025 and 2024, approximately 49% and 66%, respectively, were 59 days or less delinquent.

	September 30,
	2025		2024
	Count	Amount	Count	Amount
	(Dollars in thousands)
One- to four-family:
Originated	68	$7,338	69	$8,884
Purchased	13	3,221	14	3,117
Commercial:
Commercial real estate	7	1,236	11	2,996
Commercial and industrial	1	32	4	391
Consumer	22	520	35	642
	111	$12,347	133	$16,030

Loans 30 to 89 days delinquent
to total loans receivable, net		0.15%		0.20%

The following table presents the Company's nonaccrual loans and OREO at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Nonaccrual loans are loans that are 90 or more days delinquent or in foreclosure and other loans required to be reported as nonaccrual pursuant to accounting and/or regulatory reporting requirements and/or internal policies, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest. Non-performing assets include nonaccrual loans and OREO. The increase in nonaccrual commercial real estate loans less than 90 days delinquent from September 30, 2024 to September 30, 2025 was due primarily to two participation loans related to the same borrowing relationship that were moved to substandard during the current fiscal year. See the asset classification discussion below for additional information regarding these loans.

	September 30,
	2025		2024
	Count	Amount	Count	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	29	$2,754	29	$2,274
Purchased	6	1,524	13	5,559
Commercial:
Commercial real estate	11	3,123	7	1,163
Commercial and industrial	2	210	2	82
Consumer	10	94	20	436
	58	7,705	71	9,514

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.09%		0.12%

Nonaccrual loans less than 90 Days Delinquent:(1)
Commercial:
Commercial real estate	3	$40,249	3	$326
Commercial and industrial	2	109	2	252
	5	40,358	5	578
Total nonaccrual loans	63	48,063	76	10,092

Nonaccrual loans as a percentage of total loans		0.59%		0.13%

OREO:
One- to four-family:
Originated(2)	1	$62	1	$55
Consumer	1	135	—	—
	2	197	1	55
Total non-performing assets	65	$48,260	77	$10,147

Non-performing assets as a percentage of total assets		0.49%		0.11%
(1)Includes loans required to be reported as nonaccrual pursuant to internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing ten percent or more of the total amount of the Bank's one- to four-family loans, excluding construction loans, are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV for loans 90 or more days delinquent or in foreclosure at September 30, 2025. The amounts in the table represent the unpaid principal balance of the loans, less related charge-offs, if any. The LTVs were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,319,387	56.3%	$5,667	53.7%	$2,626	61.4%	46%
Missouri	1,012,083	17.1	3,589	34.0	236	5.5	47
Other states	1,573,165	26.6	1,303	12.3	1,416	33.1	57
	$5,904,635	100.0%	$10,559	100.0%	$4,278	100.0%	50

The following table presents the unpaid principal balance of commercial real estate loans, aggregated by state, that were 30 to 89 days delinquent or 90 or more days delinquent or in foreclosure, and the weighted average LTV and weighted average DSCR for loans 90 or more days delinquent or in foreclosure at September 30, 2025. See additional discussion regarding the Bank's commercial real estate loan DSCRs and LTVs in the "Management's Discussion and Analysis of Financial Condition and Results of Operation - Loans Receivable - Commercial Loans" section above.

	Loans 30 to 89		Loans 90 or More Days Delinquent
	Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	LTV	DSCR
	(Dollars in thousands)
Kansas	$1,236	100.0%	$2,907	93.1%	50%	2.14x
Other states	—	—	216	6.9	19	1.84
	$1,236	100.0%	$3,123	100.0%	48	2.12

Classified Loans. In accordance with the Bank's asset classification policy, management regularly reviews the problem assets in the Bank's portfolio to determine whether any assets require classification. See "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Loans Receivable and Allowance for Credit Losses" for asset classification definitions.

The following table presents the amortized cost of loans classified as special mention or substandard at the dates presented. See below for further discussion on the changes in commercial real estate loan classifications across periods.

	September 30, 2025		September 30, 2024
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$13,055	$20,616	$17,528	$22,715
Commercial:
Commercial real estate	59,993	45,550	16,169	2,302
Commercial and industrial	399	473	413	335
Consumer	326	322	326	487
	$73,773	$66,961	$34,436	$25,839
Special Mention: The increase in commercial real estate special mention loans at September 30, 2025 compared to September 30, 2024 was due mainly to a $36.3 million hotel participation loan and a $15.3 million CRA loan that were classified as special mention at September 30, 2025.

The $36.3 million hotel participation loan is taking longer than anticipated to stabilize. During fiscal year 2025, the loan was classified as substandard but the borrower took actions during the last quarter of fiscal year 2025 to strengthen the credit and the occupancy and cashflow for the hotel continued to improve, so the classification was changed to special mention as of

September 30, 2025. As of September 30, 2025, the loan was not delinquent and the Bank's LTV was 44% based on an appraisal completed approximately two years ago.

The $15.3 million CRA loan was classified as special mention at September 30, 2025 because the underlying property has been slow to stabilize and the borrower was delinquent on payments during the current fiscal year; however, the loan has never been 90 or more days delinquent and was not delinquent at September 30, 2025. Based on the original appraisal completed approximately four years ago, the Bank's LTV was 76% as of September 30, 2025.

Substandard: The increase in substandard commercial real estate loans at September 30, 2025 compared to September 30, 2024 was due mainly to two participation loans related to the same borrowing relationship, totaling $40.2 million as of September 30, 2025 and secured by a hotel. The borrower is working on a recapitalization plan which is anticipated to be completed later in calendar year 2025 or early in calendar year 2026. During the quarter ended June 30, 2025, the Bank entered into an agreement with the borrower which allows the borrower to not make payments on these loans until later in calendar year 2025 to allow time to complete the recapitalization process. As a result, the loans were considered nonaccrual and classified as substandard as of September 30, 2025. The loans were not delinquent at September 30, 2025 due to the terms of the agreement. As of September 30, 2025, the combined Bank LTV on the loans was 45% based on an appraisal completed in the past six months. The Bank has had a participation relationship with the lead bank of these two loans for over ten years, and the Bank holds the same percentage interest in the loans as the lead bank. Both loans are recourse with a personal guaranty and have strong LTVs. The borrower group (developer, owner and guarantors) are seasoned commercial real estate developers with over 40 years of experience. There have been no charge-offs, nor has management set aside a specific valuation allowance associated with these loans as of September 30, 2025, due to the strong LTVs.

Allowance for Credit Losses. The following table presents the distribution of our ACL and the ratio of ACL to loans receivable, by loan type, at the dates indicated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates", "Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies and Note 4. Loans Receivable and Allowance for Credit Losses" for additional information regarding the Bank's ACL, including management's qualitative factors.

	September 30, 2025				September 30, 2024
			% of	% of			% of	% of
		ACL to	ACL to	Loans to		ACL to	ACL to	Loans to
	Amount	Loans	Total	Total	Amount	Loans	Total	Total
	of ACL	Ratio	ACL	Loans	of ACL	Ratio	ACL	Loans
	(Dollars in thousands)
One- to four-family:
Originated	$1,730	0.05%	7.2%	46.4%	$1,650	0.04%	7.2%	49.8%
Purchased	1,298	0.06	5.4	26.0	2,007	0.09	8.7	29.5
Construction	18	0.11	0.1	0.2	16	0.07	0.1	0.3
Total	3,046	0.05	12.7	72.6	3,673	0.06	16.0	79.6
Commercial:
Commercial real estate	15,809	0.92	65.7	21.0	15,719	1.32	68.2	15.0
Commercial and industrial	2,499	1.19	10.4	2.6	1,186	0.91	5.1	1.6
Commercial construction	2,468	1.26	10.3	2.4	2,249	1.20	9.8	2.4
Total	20,776	0.98	86.4	26.0	19,154	1.27	83.1	19.0
Consumer loans:
Home equity	133	0.13	0.6	1.3	112	0.11	0.5	1.3
Other consumer	84	1.00	0.3	0.1	96	1.00	0.4	0.1
Total consumer loans	217	0.19	0.9	1.4	208	0.19	0.9	1.4
	$24,039	0.30%	100.0%	100.0%	$23,035	0.29%	100.0%	100.0%

The increase in the ratio of ACL to total loans as of September 30, 2205 compared to September 30, 2024 was due primarily to changes in the loan portfolio mix due to the continued growth in commercial loans which have a higher ACL to total loan ratio than one- to four-family loans. The increase was partially offset by the regression analyses update discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates". Based on management's evaluation of the credit risk within the Bank's commercial real estate loan portfolio, taking into consideration DSCRs and LTVs, management believes the Bank's ACL ratio for commercial real estate loans is appropriate for the related credit risk.

Historically, the Bank has maintained very low delinquency ratios and NCO rates. Over the past two years, the Bank's highest ratio of commercial loans 90 days or more delinquent to total commercial loans at a quarter end was 0.22%. The highest such ratio for one- to four-family originated and correspondent loans, combined, was 0.12%. The amount of total NCOs during the current fiscal year was $198 thousand. The majority of the NCOs during the current fiscal year related to one single-family bulk purchased loan. During the 10-year period ended September 30, 2025, the Bank recognized $999 thousand of total NCOs. As of September 30, 2025, the ACL balance was $24.0 million and the reserve for off-balance sheet credit exposures totaled $5.5 million, which management believes is adequate for the credit risk characteristics in our loan portfolio.

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

	At or For the Year Ended September 30,
	2025	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$23,035	$23,759	$16,371
ASU 2022-02 Adoption	—	20	—
Charge-offs	(271)	(160)	(115)
Recoveries	73	49	9
Net (charge-offs) recoveries	(198)	(111)	(106)
Provision for credit losses	1,202	(633)	7,494
Balance at end of period	$24,039	$23,035	$23,759

Ratio of NCOs during the period
to average non-performing assets	0.68%	1.12%	1.09%
ACL to nonaccrual loans at end of period	50.02	228.25	252.51
ACL to loans receivable, net at end of period	0.30	0.29	0.30
ACL at end of period to NCOs during the period	121x	207x	223x

The ratio of NCOs to average non-performing assets during the current fiscal year was lower than the prior fiscal year due to a higher balance of non-performing assets compared to the prior fiscal year. The ratio of ACL to nonaccrual loans was lower at the end of the current fiscal year compared to the prior fiscal year due to a higher balance of nonaccrual loans. See the "Delinquent and nonaccrual loans and OREO" discussion above for additional discussion regarding the increase in nonaccrual loans from the prior fiscal year. The increase in the ratio of the ACL to total loans as of September 30, 2025 from September 30, 2024 is discussed above. The ratio of ACL at end of period to NCOs during the period was lower in the current fiscal year due to higher NCOs. See "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4. Loans Receivable and Allowance for Credit Losses" for additional information related to ACL activity by specific loan categories.

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	For the Year Ended September 30,
	2025			2024			2023
	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$(16)	$3,842,213	—%	$(28)	$3,951,870	—%	$(6)	$3,981,468	—%
Purchased	113	2,256,624	0.01	—	2,473,301	—	—	2,571,362	—
Construction	—	17,158	—	—	33,101	—	—	65,741	—
Total	97	6,115,995	—	(28)	6,458,272	—	(6)	6,618,571	—
Commercial:
Commercial real estate	(20)	1,452,288	—	80	1,073,219	0.01	(1)	875,850	—
Commercial and industrial	36	151,126	0.02	(5)	120,354	—	75	93,840	0.08
Commercial construction	—	176,620	—	—	184,848	—	—	181,141	—
Total	16	1,780,034	—	75	1,378,421	0.01	74	1,150,831	0.01
Consumer:
Home equity	81	102,042	0.08	46	97,694	0.05	21	94,131	0.02
Other	4	9,360	0.04	18	9,663	0.19	17	8,885	0.19
Total	85	111,402	0.08	64	107,357	0.06	38	103,016	0.04
	$198	$8,007,431	—	$111	$7,944,050	—	$106	$7,872,418	—

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

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. The majority of our securities are government guaranteed or issued by Government Sponsored Enterprises ("GSEs"). Overall, fixed-rate securities comprised 91% of our securities portfolio at September 30, 2025. The weighted average life ("WAL") is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully tax-equivalent basis.

	September 30, 2025			September 30, 2024
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
MBS	$843,369	5.45%	4.8	$756,775	5.63%	5.7
GSE debentures	—	—	—	69,077	5.63	0.4
Corporate bonds	4,000	5.12	6.6	4,000	5.12	7.6
	$847,369	5.45	4.8	$829,852	5.63	5.2

The composition and maturities of the securities portfolio, based on estimated fair value, at September 30, 2025 is indicated in the following table by remaining contractual maturity, without consideration of call features or pre-refunding dates, along with associated weighted average yields. The weighted average yields are current yields and include the amortization of premiums or discounts and are calculated by multiplying each estimated fair value by its current yield and dividing the sum of these results by the total estimated fair value. There were no tax-exempt investments at September 30, 2025.

	1 year or less		More than 1 to 5 years		More than 5 to 10 years		Over 10 years		Total Securities
	Estimated		Estimated		Estimated		Estimated		Estimated
	Fair		Fair		Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
MBS	$51	2.79%	$70,303	5.46%	$192,462	5.83%	$600,684	5.33%	$863,500	5.45%
Corporate bonds	—	—	—	—	3,716	5.12	—	—	3,716	5.12
	$51	2.79	$70,303	5.46	$196,178	5.81	$600,684	5.33	$867,216	5.45

The following table summarizes the activity in our securities portfolio based on the estimated fair value, which is also the carrying value, for the periods presented. The weighted average yields for the beginning and ending balances are as of the first and last days of the periods presented and are generally derived from recent prepayment activity on the securities in the portfolio. The beginning and ending WALs are the estimated remaining principal repayment terms (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied.

	For the Year Ended
	September 30, 2025			September 30, 2024
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$856,266	5.63%	5.2	$1,384,482	1.35%	3.8
Maturities and repayments	(233,986)			(455,110)
Proceeds from sale	—			(1,272,512)
Net amortization of (premiums)/discounts	3,296			8,182
Purchases	248,207	4.97	7.5	1,176,645	5.55	5.1
Net loss from securities sales	—			(13,345)
Change in valuation on AFS securities	(6,567)			27,924
Ending balance - carrying value	$867,216	5.45	4.8	$856,266	5.63	5.2

Liabilities. Total liabilities were $8.73 billion at September 30, 2025, compared to $8.50 billion at September 30, 2024. The $235.7 million increase was due primarily to a $461.5 million increase in deposits, partially offset by a $228.8 million decrease in borrowings.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. The increase in deposits during the current fiscal year was due primarily to the Bank's high yield savings account offering, which increased $364.5 million during the current fiscal year. The decrease in the deposit portfolio rate at September 30, 2025 compared to September 30, 2024 was due mainly to lower rates on retail certificates of deposit.

	At September 30,
	2025			2024
			% of			% of
	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$601,371	—%	9.1%	$549,596	—%	9.0%
Interest-bearing checking	859,256	0.21	13.0	847,542	0.23	13.8
High yield savings	460,712	3.88	7.0	96,241	4.09	1.6
Other savings	423,942	0.07	6.5	444,331	0.11	7.2
Money market	1,233,487	1.29	18.7	1,226,962	1.46	20.0
Certificates of deposit	3,012,680	3.74	45.7	2,965,310	4.25	48.4
	$6,591,448	2.26	100.0%	$6,129,982	2.45	100.0%

The following table presents the amount, weighted average rate, and percent of total for the components of our deposit portfolio, split between retail non-maturity deposits, commercial non-maturity deposits, and certificates of deposit at the dates presented.

	At September 30,
	2025			2024
			% of			% of
	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Retail non-maturity deposits:
Non-interest-bearing checking	$409,722	—%	6.2%	$418,790	—%	6.8%
Interest-bearing checking	790,783	0.08	12.0	799,407	0.10	13.0
High yield savings	460,712	3.88	7.0	96,241	4.09	1.6
Other savings	420,330	0.07	6.4	441,265	0.11	7.2
Money market	1,050,841	1.07	15.9	1,149,212	1.37	18.7
Total	3,132,388	0.96	47.5	2,904,915	0.73	47.4
Commercial non-maturity deposits:
Non-interest-bearing checking	191,649	—	2.9	130,806	—	2.1
Interest-bearing checking	68,473	1.72	1.0	48,135	2.40	0.8
Savings	3,612	0.05	0.1	3,066	0.05	0.1
Money market	182,646	2.52	2.8	77,750	2.72	1.3
Total	446,380	1.29	6.8	259,757	1.26	4.2
Certificates of deposit:
Retail certificates of deposit	2,828,982	3.73	43.0	2,830,579	4.23	46.2
Commercial certificates of deposit	61,819	3.64	0.9	58,236	4.40	1.0
Public unit certificates of deposit	121,879	4.06	1.8	76,495	4.62	1.2
Total	3,012,680	3.74	45.7	2,965,310	4.25	48.4

	$6,591,448	2.26	100.0%	$6,129,982	2.45	100.0%

During the current fiscal year, management focused on retaining and growing deposits through the high-yield savings account which was introduced in fiscal year 2024. As of September 30, 2025, the Bank's high yield savings account offering had an annual percentage yield of 4.00% for accounts that meet the $10 thousand minimum balance requirement. The high-yield savings account balance was $460.7 million as of September 30, 2025 compared to $96.2 million as of September 30, 2024. Of the $364.5 million increase, approximately 50% related to existing Bank customers increasing their balances during the year by bringing funds from outside the Bank, approximately 40% was from internal Bank transfers from other deposit products, and the remainder was composed of new deposit relationships. While there is an immediate repricing and increase in cost on internal transfers within the Bank, we believe we have captured rate sensitive money by offering this product, rather than having those funds leave the Bank.
The following table presents the amount, weighted average rate, and percent of total for total retail deposits, commercial deposits, and public unit certificates of deposit at the dates noted.

	At September 30,
	2025			2024
			% of			% of
	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Total retail deposits	$5,961,370	2.28%	90.5%	$5,735,494	2.46%	93.6%
Total commercial deposits	508,199	1.58	7.7	317,993	1.84	5.2
Public unit certificates of deposit	121,879	4.06	1.8	76,495	4.62	1.2
Total	$6,591,448	2.26%	100.0%	$6,129,982	2.45%	100.0%
As of September 30, 2025, approximately $990.2 million (or approximately 15%) of the Bank's Call Report deposit balance was uninsured, of which approximately $567.3 million (or approximately 8% of the Bank's Call Report deposit balance) related to commercial and retail deposit accounts, with the remainder mainly comprised of fully collateralized public unit deposits and intercompany accounts. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

The following table sets forth the portion of the Bank's certificate of deposit portfolio, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of September 30, 2025 (dollars in thousands).

3 months or less	$111,663
Over 3 through 6 months	101,822
Over 6 through 12 months	215,689
Over 12 months	154,972
$584,146

Borrowings. Total borrowings at September 30, 2025 were $1.95 billion, which was comprised of $1.85 billion in fixed-rate FHLB advances, $100.0 million in variable-rate FHLB advances tied to interest rate swaps, and $1.1 million in finance leases. Borrowings decreased $228.8 million from September 30, 2024 due to principal repayments made on the Bank's amortizing advances, along with borrowings that matured but were not replaced. Cash flows from the deposit portfolio were used to pay off maturing FHLB borrowings during the current fiscal year.
The following table presents the maturity of term borrowings, which consist of FHLB advances, along with the associated weighted average contractual and effective rates as of September 30, 2025. Amortizing FHLB advances totaling $276.0 million are presented based on their maturity dates versus their quarterly scheduled repayment dates.

Maturity by		Contractual	Effective
Fiscal Year	Amount	Rate	Rate(1)
	(Dollars in thousands)
2026	$425,000	2.11%	2.30%
2027	742,500	3.49	3.56
2028	565,984	4.32	4.12
2029	132,500	4.45	4.45
2030	85,000	4.20	4.20
	$1,950,984	3.53	3.54
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

	For the Year Ended September 30,
	2025			2024
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$2,180,656	3.29%	1.6	$2,882,828	3.34%	1.8
Maturities and repayments	(879,672)	3.39	—	(527,172)	2.95	—
New FHLB borrowings	650,000	4.13	2.9	325,000	4.54	4.4
Bank Term Funding Program ("BTFP"), net	—	—	—	(500,000)	4.70	—
Ending balance	$1,950,984	3.54	1.5	$2,180,656	3.29	1.6

During the current fiscal year, the Bank prepaid fixed-rate FHLB advances with a weighted average remaining term of 0.6 years totaling $200.0 million with a weighted average contractual interest rate of 4.70% and replaced these advances with $200.0 million of fixed-rate FHLB advances with a weighted average contractual interest rate of 3.83% and a weighted average term of 2.5 years. The weighted average effective interest rate of the new advances was 3.93%, which includes the impact of deferred prepayment penalties being recognized over the life of the new advances. This activity is reflected in the table above.

In October 2025, the Bank refinanced a $50.0 million fixed-rate advance with a weighted average effective rate of 4.03% and a WAL of 0.5 year, and replaced it with a $50.0 million fixed-rate advance with a weighted average effective rate of 3.64% and a WAL of 2.0 years. The weighted average effective rate includes the impact of the deferred prepayment penalty that will be recognized over the life of the new advance.

Management will continue to monitor opportunities for wholesale funding and may pay down FHLB advances in future periods. The Bank may also renew certain fixed-rate advances in the future using adjustable-rate advances in order to better match the repricing characteristics of its increasing commercial loan portfolio.

Leverage Strategy
Periodically, the Bank has utilized a leverage strategy to increase earnings, which entails entering into short-term FHLB borrowings and depositing the proceeds from these FHLB borrowings, net of the purchases of FHLB stock made to meet FHLB stock holding requirements, at the FRB. The leverage strategy is not a core operating business for the Company. It provides the Company with the ability to utilize excess capital to generate earnings. Additionally, it is a strategy that can be exited quickly without additional costs. The profitability of the leverage strategy is attributable to net income derived from the dividends received on the increased FHLB stock holdings, plus the net interest rate spread between the yield on the leverage strategy cash at the FRB and the rate paid on the leverage strategy FHLB borrowings, less applicable FDIC premiums and estimated income tax expense. Leverage strategy borrowings are repaid prior to each quarter end so there is no impact to quarter end capital ratios. The leverage strategy was not in place at any time during the current fiscal year or fiscal year 2024 due to the strategy being unprofitable, but it was in place at points during fiscal year 2023. During fiscal year 2023, the average balance of cash associated with the leverage strategy was $882.8 million and interest earned on that cash was $37.8 million, the average balance of FHLB stock associated with the leverage strategy was $41.6 million and dividends earned on that stock were $3.6 million, and the average balance of FHLB borrowings associated with the leverage strategy was $924.4 million and the related interest expense was $39.7 million. Additionally, the Company recognized $406 thousand of FDIC premiums and $215 thousand of income tax expense during fiscal year 2023 related to the leverage strategy. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Management continues to monitor the net interest rate spread and overall profitability of the leverage strategy.

Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and non-amortizing FHLB advances for the next four quarters as of September 30, 2025.

	December 31,	March 31,	June 30,	September 30,
	2025	2026	2026	2026	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$624,804	$403,612	$593,431	$463,792	$2,085,639
Repricing Rate	3.94%	3.66%	3.82%	3.66%	3.79%
Public Unit Certificates:
Amount	$14,476	$43,772	$9,001	$16,380	$83,629
Repricing Rate	3.87%	4.11%	4.22%	3.94%	4.05%
Term Borrowings:
Amount	$100,000	$100,000	$100,000	$125,000	$425,000
Repricing Rate	1.09%	1.60%	2.51%	3.66%	2.30%
Total
Amount	$739,280	$547,384	$702,432	$605,172	$2,594,268
Repricing Rate	3.55%	3.32%	3.64%	3.67%	3.55%

The following table sets forth the WAM information for our certificates of deposit, in years, as of September 30, 2025.

Retail certificates of deposit	0.8
Commercial certificates of deposit	0.7
Public unit certificates of deposit	0.8
Total certificates of deposit	0.8

Stockholders' Equity. Stockholders' equity totaled $1.05 billion at September 30, 2025. Consistent with our goal to operate a sound and profitable financial organization that delivers long-term stockholder value, we actively seek to maintain a well-capitalized status for the Bank in accordance with regulatory standards. As of September 30, 2025, the Bank's capital ratios exceeded the well-capitalized requirements, and the Bank exceeded internal policy thresholds for sensitivity to changes in interest rates. As of September 30, 2025, the Bank's community bank leverage ratio was 9.6%. See "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 13. Regulatory Capital Requirements" for additional regulatory capital information.
During the current fiscal year, the Company paid regular quarterly cash dividends totaling $44.3 million, or $0.34 per share. On October 28, 2025, the Company announced a regular cash dividend of $0.085 per share, or approximately $11.0 million, payable on November 21, 2025 to stockholders of record as of the close of business on November 7, 2025.

The Company repurchased 618,260 shares of common stock at an average price of $6.23 per share during the current fiscal year, all in the fourth fiscal quarter. Subsequent to September 30, 2025 and through November 21, 2025, the Company repurchased 400,000 shares at an average price of $6.25 per share. The Company currently has $68.6 million remaining authorized under its existing stock repurchase plan. Shares may be repurchased from time to time based upon market conditions, available liquidity and other factors. Although our existing repurchase plan has no expiration date, we are required to annually seek the FRB's non-objection for the buyback amount. The FRB's current non-objection for the Company to repurchase up to $75 million of stock expires in February 2026.
The Board of Directors continues to evaluate various alternatives for capital allocation to enhance stockholder value, including the repurchase of stock, the payment of additional cash dividends, or retaining earnings to support future growth. Since our second-step conversion in December 2010, we have returned $2.01 billion in capital to stockholders through dividends totaling $1.57 billion and stock repurchases totaling $439.9 million. This is supported by our holistic approach to managing the balance sheet through continuous modeling of the Bank's performance, risk management, our commitment to credit quality and periodic stress testing.

For fiscal year 2026, it is the current intention of the Board of Directors to continue to pay a regular quarterly dividend of $0.085 per share. To the extent that earnings in fiscal year 2026 exceed $0.34 per share, the Board of Directors may consider the payment of additional dividends. Dividend payments depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, the Bank's current tax earnings and accumulated earnings and profits, and the amount of cash at the holding company level. Through the payment of the True Blue dividend in prior years, the Company was able to provide stockholder value by reducing its excess capital. The last True Blue dividend occurred in fiscal year 2022. Management and the Board of Directors believe that a tier 1 leverage ratio of about 9% is appropriate to manage the risk profile of the Company. At September 30, 2025, the Bank's Tier 1 leverage ratio was 9.6%.
At September 30, 2025, Capitol Federal Financial, Inc., at the holding company level, had $17.6 million in cash on deposit at the Bank. During the fourth quarter of the current fiscal year, the Bank distributed $14.0 million from the Bank to the Company, which was the only distribution from the Bank to the Company during the current fiscal year. Distributions from the Bank to the Company during the current fiscal year were limited due to the tax associated with the pre-1988 bad debt recapture which is related to the Bank's tax accumulated earnings and profits. See additional information regarding the pre-1988 bad debt recapture in "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 9. Income Taxes". During the fourth quarter of the current fiscal year, the Bank reached a point where there was sufficient taxable income earned to replenish the Bank's tax accumulated earnings and profits to a positive level, allowing the Bank to make a distribution to the Company and not have that distribution subject to the pre-1988 bad debt recapture tax. Due to the Bank's expected continuing positive tax accumulated earnings and profit balance, it is anticipated that the Bank will be in a position to make earnings distributions to the Company during fiscal year 2026. Earnings distributions from the Bank to the Company will be limited to the extent necessary to prevent the Bank from re-entering a negative accumulated earnings and profit position and have to pay the pre-1988 bad debt recapture tax on earnings moved from the Bank to the Company.
Currently, the Company’s priorities for the use of cash are for cash dividends, share repurchases and operations. The amount of cash available to the Company is dependent upon distributions from the Bank. The Bank’s distributions to the Company are limited based upon the Bank’s balance of tax accumulated earnings and profit as the Bank will incur income tax expense related to the pre-1988 bad debt reserves if the tax accumulated earnings and profit balance is negative. Paying distributions to the Company in excess of Bank earnings may result in the Bank’s balance of tax accumulated earnings and profit becoming negative. The amount of cash available for share repurchases and for dividends in excess of the Board’s and management’s current intention of $0.085 per share per quarter is limited to the earnings distributed from the Bank to the Company less the amount of dividends paid, which was $44.3 million in fiscal year 2025, as well as the need to replenish the cash balance at the Company to be in compliance with Board policies.
The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2025, 2024, and 2023.

	Calendar Year
	2025		2024		2023
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$11,062	$0.085	$11,127	$0.085	$11,319	$0.085
Quarter ended June 30	11,063	0.085	11,044	0.085	11,321	0.085
Quarter ended September 30	11,066	0.085	11,043	0.085	11,323	0.085
Quarter ended December 31	11,017	0.085	11,061	0.085	11,308	0.085
Calendar year-to-date dividends paid	$44,208	$0.340	$44,275	$0.340	$45,271	$0.340

Rate/Volume Analysis. The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing fiscal years 2025 to 2024. For the comparison of fiscal years 2024 to 2023, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Year Ended September 30,
	2025 vs. 2024
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$11,294	$12,517	$23,811
MBS	11,897	712	12,609
Investment securities	(6,139)	767	(5,372)
FHLB stock	(861)	(151)	(1,012)
Cash and cash equivalents	(4,953)	(2,407)	(7,360)
Total interest-earning assets	11,238	11,438	22,676

Interest-bearing liabilities:
Checking	2	29	31
Savings	1,183	8,818	10,001
Money market	(1,078)	(5,611)	(6,689)
Certificates of deposit	3,054	316	3,370
Borrowings	(7,934)	5,647	(2,287)
Total interest-bearing liabilities	(4,773)	9,199	4,426

Net change in net interest income	$16,011	$2,239	$18,250

Average Balance Sheets. The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated. For fiscal year 2023 information, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Weighted average yields are derived by dividing annual income by the average balance of the related assets, and weighted average rates are derived by dividing annual expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates. Weighted average yields on tax-exempt securities are not calculated on a fully taxable equivalent basis.

	For the Year Ended September 30,
	2025			2024
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
One- to four-family loans:
Originated	$3,859,371	$145,552	3.77%	$3,984,971	$142,011	3.56%
Purchased	2,256,624	73,932	3.28	2,473,301	79,492	3.21
Total one- to four-family loans	6,115,995	219,484	3.59	6,458,272	221,503	3.43
Commercial loans:
Commercial real estate	1,452,288	82,426	5.60	1,074,424	59,154	5.42
Commercial and industrial	151,126	10,396	6.78	119,156	7,897	6.52
Commercial construction	176,620	11,333	6.33	184,841	10,991	5.85
Total commercial loans	1,780,034	104,155	5.77	1,378,421	78,042	5.57
Consumer loans	111,402	8,879	7.97	107,357	9,162	8.53
Total loans receivable(1)	8,007,431	332,518	4.13	7,944,050	308,707	3.87
MBS(2)	834,345	46,259	5.54	619,521	33,650	5.43
Investment securities(2)(3)	63,650	3,377	5.31	180,640	8,749	4.84
FHLB stock	97,054	8,997	9.27	106,064	10,009	9.44
Cash and cash equivalents	185,052	8,368	4.46	286,988	15,728	5.39
Total interest-earning assets	9,187,532	399,519	4.33	9,137,263	376,843	4.11
Other non-interest-earning assets	460,405			460,278
Total assets	$9,647,937			$9,597,541
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$874,377	2,010	0.23	$873,097	1,978	0.23
High yield savings	283,605	11,492	4.05	31,345	1,297	4.14
Other savings	437,766	335	0.08	462,111	529	0.11
Money market	1,237,612	15,643	1.26	1,302,817	22,333	1.71
Retail certificates	2,782,181	110,813	3.98	2,680,003	106,204	3.96
Commercial certificates	58,675	2,318	3.95	54,484	2,247	4.12
Wholesale certificates	86,457	3,651	4.22	109,217	4,961	4.54
Total deposits	5,760,673	146,262	2.54	5,513,074	139,549	2.53
Borrowings	2,108,626	72,946	3.46	2,338,222	75,233	3.21
Total interest-bearing liabilities	7,869,299	219,208	2.78	7,851,296	214,782	2.73
Non-interest-bearing deposits	562,084			533,821
Other non-interest-bearing liabilities	177,178			180,979
Stockholders' equity	1,039,376			1,031,445
Total liabilities and stockholders' equity	$9,647,937			$9,597,541

Net interest income(4)		$180,311			$162,061
Net interest-earning assets	$1,318,233			$1,285,967
Net interest margin(5)			1.96			1.77
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.16x

Selected performance ratios:
Return on average assets(6)(10)			0.71%			0.40%
Return on average equity(7)(10)			6.54			3.69
Average equity to average assets			10.77			10.75
Operating expense ratio(8)			1.22			1.17
Efficiency ratio(9)(10)			58.33			66.91

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS security yields are based upon amortized cost which is adjusted for premiums and discounts.
(3)There were no nontaxable securities in the average balance of securities for the year ended September 30, 2025. The average balance of investment securities includes an average balance of nontaxable securities of $51 thousand for the year ended September 30, 2024.
(4)Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.
(5)Net interest margin represents net interest income as a percentage of average interest-earning assets. Management believes that the net interest margin is important to investors as it is a profitability measure for financial institutions.
(6)Return on average assets represents net income as a percentage of total average assets. Management believes that the return on average assets is important to investors as it shows the Company's profitability in relation to the Company's average assets.
(7)Return on average equity represents net income as a percentage of total average equity. Management believes that the return on average equity is important to investors as it shows the Company's profitability in relation to the Company's average equity.
(8)The operating expense ratio represents non-interest expense as a percentage of average assets. Management believes the operating expense ratio is important to investors as it provides insight into how efficiently the Company is managing its expenses in relation to its assets. It is a financial measurement ratio that does not take into consideration changes in interest rates.
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
(10)The table below provides a reconciliation between performance measures presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the same performance measures absent the impact of the net loss on the securities transactions associated with the securities strategy, which are not presented in accordance with GAAP. The securities strategy was non-recurring in nature; therefore, management believes it is meaningful to investors to present certain financial measures without the securities strategy to better evaluate the Company's core operations. See information regarding the securities strategy in the "Management's Discussion and Analysis of Financial Condition and Results of Operation - Executive Summary" discussion above.

	For the Year Ended September 30, 2024
			Without
			Securities
	Actual	Securities	Strategy
	(GAAP)	Strategy	(Non-GAAP)
Return on average assets	0.40%	(0.10%)	0.50%
Return on average equity	3.69	(0.97)	4.66
Efficiency Ratio	66.91	4.94	61.97
EPS (11)	$0.29	$(0.08)	$0.37

(11)EPS is calculated as net income divided by average shares outstanding. Management believes EPS is an important measure to investors as it shows the Company's earnings in relation to the Company's outstanding shares.

Comparison of Operating Results for the Years Ended September 30, 2025 and 2024
The Company recognized net income of $68.0 million, or $0.52 per share, for the current fiscal year, compared to net income of $38.0 million, or $0.29 per share, for the prior fiscal year. The increase in net income was due mainly to higher net interest and non-interest income, partially offset by higher non-interest expense. Non-interest income was lower in the prior fiscal year due mainly to the net losses on the sale of securities associated with the securities strategy. See additional discussion regarding the securities strategy in the "Management's Discussion and Analysis of Financial Condition and Results of Operation - Executive Summary - Securities Strategy to Improve Earnings" section above. The securities associated with the securities strategy were sold in the prior fiscal year, and in that period the Company incurred $13.3 million ($10.0 million net of tax) of net losses related to that sale. Excluding the effects of the net loss associated with the securities strategy, EPS would have been $0.37 for the prior fiscal year. The increase in EPS excluding the effects of the net loss associated with the securities strategy was due primarily to higher net interest income in the current fiscal year.

The net interest margin increased 19 basis points, from 1.77% for the prior fiscal year to 1.96% for the current fiscal year. The increase was due mainly to higher yields on the loan portfolio due to the continued shift of loan balances from the one- to four-family loan portfolio to the higher yielding commercial loan portfolio, which outpaced the increase in the cost of deposits.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the years presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$332,518	$308,707	$23,811	7.7%
MBS	46,259	33,650	12,609	37.5
FHLB stock	8,997	10,009	(1,012)	(10.1)
Cash and cash equivalents	8,368	15,728	(7,360)	(46.8)
Investment securities	3,377	8,749	(5,372)	(61.4)
Total interest and dividend income	$399,519	$376,843	$22,676	6.0

The increase in interest income on loans receivable was due primarily to the continued shift of loan balances from the one- to four-family loan portfolio to higher yielding commercial loans. See additional discussion regarding the composition of the loan portfolio in the "Management's Discussion and Analysis of Financial Condition and Results of Operation - Loans Receivable" section above. The increase in interest income on MBS was due mainly to an increase in the average balance of the portfolio, due mainly to securities purchases between periods. Interest income on cash and cash equivalents decreased due largely to a decrease in the average balance, along with a decrease in the weighted average yield compared to the prior fiscal year due to lower FRB interest rates. The decrease in the average balance was mainly a result of the securities strategy in the prior fiscal year, as not all proceeds from the sale of securities were immediately redeployed. The decrease in interest income on investment securities was due to a decrease in average balance, due primarily to the securities purchased as part of the securities strategy being called or maturing during fiscal year 2024 and not being replaced in their entirety. The cash flows from the investment securities portfolio that were not reinvested were generally invested in the MBS portfolio.

Interest Expense
The following table presents the components of interest expense for the years presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$146,262	$139,549	$6,713	4.8%
Borrowings	72,946	75,233	(2,287)	(3.0)
Total interest expense	$219,208	$214,782	$4,426	2.1

The increase in interest expense on deposits was due primarily to growth in the high yield savings account, and to a lesser extent, an increase in the average balance of retail certificates of deposit. The increases were partially offset by a decrease in the weighted average rate paid on, and in the average balance of, money market accounts. See additional discussion regarding high yield savings in the "Management's Discussion and Analysis of Financial Condition and Results of Operation - Deposits" section above.

The decrease in interest expense on borrowings was due to a decrease in the average balance, which was partially offset by a higher weighted average interest rate. The decrease in the average balance of borrowings was due mainly to FHLB borrowings that matured between periods and were not renewed, along with a decrease in borrowings under the Federal Reserve's BTFP, which were repaid during the prior fiscal year using a portion of the proceeds from the securities strategy. Cash flows from the deposit portfolio were generally used to pay off maturing FHLB borrowings. The increase in the weighted average interest rate was due primarily to higher market interest rates on FHLB borrowings that matured and were renewed between periods.

Provision for Credit Losses
The Company recorded a provision for credit losses of $745 thousand during the current fiscal year compared to a provision for credit losses of $1.3 million for the prior fiscal year. The provision for credit losses in the current fiscal year was comprised of a $1.2 million increase in the ACL for loans, partially offset by a $457 thousand decrease in the reserve for off-balance sheet credit exposures. The increase in ACL for loans was due to commercial loan growth during the current fiscal year, partially offset by an update to the ACL model's regression analyses implemented during the current fiscal year which largely impacted the commercial loan portfolio. See additional details in the "Management's Discussion and Analysis of Financial Condition and Results of Operation - Allowance for Credit Losses" discussion above. The decrease in the reserve for off-balance sheet credit exposures was due mainly to a decrease in the balance of commercial real estate off-balance sheet credit exposures.

Non-Interest Income
The following table presents the components of non-interest income for the years presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$11,043	$10,562	$481	4.6%
Insurance commissions	3,605	3,257	348	10.7
Net loss from securities transactions	—	(13,345)	13,345	100.0
Other non-interest income	6,077	4,770	1,307	27.4
Total non-interest income	$20,725	$5,244	$15,481	295.2

The increase in deposit service fees was due mainly to growth in treasury management service fees. The increase in insurance commissions was due primarily to the receipt of commissions exceeding accrued amounts. The net loss from securities transactions in the prior fiscal year was related to the securities strategy, with no similar transaction occurring in fiscal year 2025. Other non-interest income was higher in the current fiscal year due mainly to an increase in bank-owned life insurance ("BOLI") income primarily from an increase in the crediting rate as a result of updates made to certain existing policies that were executed during the current fiscal year. Additionally, in the prior fiscal year there was a net loss on a financial derivative related to a commercial lending relationship and no such loss in the current fiscal year due to the related loan being paid off in the prior fiscal year.

Non-Interest Expense
The following table presents the components of non-interest expense for the years presented, along with the change measured in dollars and percent.

	For the Year Ended
	September 30,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$60,383	$52,272	$8,111	15.5%
Information technology and related expense	19,690	20,324	(634)	(3.1)
Occupancy, net	13,397	13,558	(161)	(1.2)
Regulatory and outside services	5,433	5,743	(310)	(5.4)
Advertising and promotional	4,950	4,264	686	16.1
Federal insurance premium	4,319	6,052	(1,733)	(28.6)
Deposit and loan transaction costs	2,843	2,719	124	4.6
Office supplies and related expense	1,696	1,691	5	0.3
Other non-interest expense	4,559	5,320	(761)	(14.3)
Total non-interest expense	$117,270	$111,943	$5,327	4.8

The increase in salaries and employee benefits was mainly attributable to an increase in the number of employees between periods, merit increases and salary adjustments to remain market competitive, and a higher accrual of compensation during the current fiscal year than the prior fiscal year related to the Bank's short-term performance plan. The decrease in information technology and related expense was due mainly to a decrease in usage of third-party professional services along with a decrease in depreciation expense during the current fiscal year. The decrease in regulatory and outside services was due to a reduction in usage of certain outside services compared to the prior fiscal year. The increase in advertising and promotional expense was due to timing of campaigns, including campaigns from the prior fiscal year that were delayed until the current fiscal year. The decrease in the federal insurance premium was due primarily to a decrease in the FDIC assessment rate as a result of the way the assessment rate was adjusted in fiscal year 2024 for the occurrence of the Bank's net loss during the quarter ended September 30, 2023. The decrease in other non-interest expense was due mainly to higher customer fraud losses in the prior fiscal year and the maturity of an interest rate swap agreement during the current fiscal year, which reduced the expense associated with the collateral held in relation to the interest rate swap.

The Company's efficiency ratio was 58.33% for the current fiscal year compared to 66.91% for the prior fiscal year. Excluding the net losses from the securities strategy, the efficiency ratio would have been 61.97% for the prior fiscal year. The improvement in the efficiency ratio, excluding the net losses from the securities strategy, was due primarily to higher net interest income compared to the prior fiscal year, partially offset by higher non-interest expense. The Company's operating expense ratio for the current fiscal year was 1.22% compared to 1.17% for the prior fiscal year. The operating expense ratio was higher in the current fiscal year due mainly to higher non-interest expense.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Year Ended
	September 30,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$83,021	$54,103	$28,918	53.4%
Income tax expense	14,996	16,093	(1,097)	(6.8)
Net income	$68,025	$38,010	$30,015	79.0

Effective Tax Rate	18.1%	29.7%

Income tax expense was lower in the current fiscal year compared to the prior fiscal year, due mainly to income tax associated with the pre-1988 bad debt recapture in the prior fiscal year, partially offset by higher pretax income in the current fiscal year. Management anticipates the effective tax rate for fiscal year 2026 will be 19% to 20%.

Fiscal Year 2026 Outlook
Salary and employee benefit expense is anticipated to increase approximately 9% from fiscal year 2025 due to the expected hiring of additional professionals, merit increases, continued staff compensation alignment with market compensation levels, and the impact of the first full year of compensation for recently hired sales professionals. Information technology expense in fiscal year 2025 was less than anticipated due primarily to projects being postponed to fiscal year 2026. It is anticipated that information technology expense will increase approximately 11% from fiscal year 2025 due to project postponements to fiscal year 2026, along with several new initiatives that are anticipated to be implemented during fiscal year 2026. Overall, non-interest expense is projected to increase 6% in fiscal year 2026 from the fiscal year 2025 amount. Management anticipates the FRB will continue to reduce rates during our 2026 fiscal year, which could result in a reduction in our deposit interest expense while our loan portfolio yield is expected to remain stable or increase due to the ongoing remixing of our loan portfolio. As a result of the strategic initiatives previously discussed, the Company could grow past $10 billion in total assets in the coming fiscal years.

Comparison of Operating Results for the Years Ended September 30, 2024 and 2023
For this discussion, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended September 30, 2024 and 2023" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at the FHLB, in addition to the FRB of Kansas City's discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's FHLB borrowing limit was 45% of Bank Call Report total assets as of September 30, 2025, as approved by FHLB senior management. At September 30, 2025, the ratio of the par value of the Bank's FHLB borrowings to the Bank's Call Report total assets was 20%. The Bank's borrowing limit approved by FHLB senior management became 44% starting November 1, 2025. The borrowing limit as of November 1, 2025 was calculated based on a FHLB collateral analysis that is part of FHLB's overall borrowing capacity framework. FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral. At September 30, 2025, the amount of securities pledged for the discount window was $91.1 million. At September 30, 2025, there were no borrowings from the FRB of Kansas City's discount window. Management tests the Bank's access to the FRB of Kansas City's discount window at least annually with a nominal overnight borrowing.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings that are not in conjunction with a planned strategy, the Bank will likely utilize term wholesale borrowing sources such as FHLB advances to provide term funding. The maturities of our borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank has used fully-amortizing FHLB advances that require periodic payments of principal over the term of the advance. This type of advance allows the Bank the opportunity to start repricing its liability cash flows sooner in a down-rate environment and generally provides for favorable pricing when compared to similar long term bullet advances with comparable average lives as a result of the current term structure of interest rates. The Bank's internal policy limits total borrowings to 55% of total assets. At September 30, 2025, the Bank had total borrowings, at par, of $1.95 billion, or approximately 20% of the Bank's Call Report total assets. The borrowings balance was composed primarily of FHLB advances, of which, $509.7 million is scheduled to be repaid (amortizing advances) or mature in the next 12 months. Management estimated that the Bank had $2.92 billion in liquidity available at September 30, 2025, based on the Bank's blanket collateral agreement with FHLB and unencumbered securities.

The Bank is a member of the American Finance Exchange ("AFX") through which it may borrow funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily. At September 30, 2025, the Bank did not have any such borrowings outstanding through the AFX.

At September 30, 2025, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank has the ability to utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At September 30, 2025, the Bank had $713.6 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs. The Bank also has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of September 30, 2025, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At September 30, 2025, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 2% of total deposits. The Bank had pledged securities with an estimated fair value of $150.9 million as collateral for public unit certificates of deposit at September 30, 2025. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

At September 30, 2025, $2.17 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $83.6 million of public unit certificates of deposit and $53.5 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  Due to the nature of public unit certificates of deposit and commercial certificates of deposit, retention rates are not as predictable as retail certificates of deposit.

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

The general objective of our interest rate risk management program is to determine and manage an appropriate level of interest rate risk while maximizing net interest income in a manner consistent with our policy to manage, to the extent practicable, the exposure of net interest income to changes in market interest rates. The Board of Directors and Asset and Liability Management Committee ("ALCO") regularly review the Bank's interest rate risk exposure by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and the market value of portfolio equity ("MVPE") at various dates. The MVPE is defined as the net of the present value of cash flows from existing assets, liabilities, and off-balance sheet instruments. The present values are determined based upon market conditions as of the date of the analysis, as well as in alternative interest rate environments providing potential changes in the MVPE under those environments. Net interest income is projected in the same alternative interest rate environments with both a static balance sheet and with management strategies considered. The MVPE and net interest income analyses are also conducted to estimate our sensitivity to rates for future time horizons based upon market conditions as of the date of the analysis. The

MVPE ratio continues to be an important measurement for management as we consider the changes in market rates, liquidity needs, and portfolio balances. MVPE represents a long-term view of the interest sensitivity of the Bank's balance sheet while our net interest income projections inform management of the short-term impacts of pricing decisions. In addition to the interest rate environments presented below, management also reviews the impact of non-parallel rate shock scenarios on a quarterly basis. These scenarios consist of flattening and steepening the yield curve by changing short-term and long-term interest rates independent of each other, and simulating cash flows and determining valuations as a result of these hypothetical changes in interest rates to identify rate environments that pose the greatest risk to the Bank. This analysis helps management quantify the Bank's exposure to changes in the shape of the yield curve.

General assumptions used by management to evaluate the sensitivity of our financial performance to changes in interest rates presented in the tables below are utilized in, and set forth under, the gap table and related notes. Although management finds these assumptions reasonable, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and MVPE indicated in the below tables could vary substantially if different assumptions were used or actual experience differs from the assumptions. To illustrate this point, the projected cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities within the next 12 months as a percentage of total assets ("one-year gap") is also provided for up/down 200 basis point scenarios, as of September 30, 2025.

Qualitative Disclosure about Market Risk

Gap Table. The following gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities based on the information and assumptions set forth in the notes below. Cash flow projections for mortgage-related assets are calculated based in part on prepayment assumptions at current and projected interest rates. Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Assumptions may not reflect how actual yields and costs respond to market interest rate changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment rates would likely deviate significantly from those assumed in calculating the gap table below. A positive gap generally means more cash flows from assets are expected to reprice than cash flows from liabilities and suggests that in a rising rate environment, earnings should increase. A negative gap generally means more cash flows from liabilities are expected to reprice than cash flows from assets and suggests, in a rising rate environment, earnings should decrease. For additional information regarding the impact of changes in interest rates, see the following Change in Net Interest Income and Change in MVPE discussions and tables.

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$2,228,781	$1,899,064	$1,279,761	$2,680,708	$8,088,314
Securities(2)	187,493	319,172	166,178	174,526	847,369
Other interest-earning assets	229,134	—	—	—	229,134
Total interest-earning assets	2,645,408	2,218,236	1,445,939	2,855,234	9,164,817

Interest-bearing liabilities:
Non-maturity deposits(3)	948,416	607,043	438,536	1,602,403	3,596,398
Certificates of deposit	2,169,268	800,449	42,700	263	3,012,680
Borrowings(4)	511,316	1,392,292	56,267	23,311	1,983,186
Total interest-bearing liabilities	3,629,000	2,799,784	537,503	1,625,977	8,592,264

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(983,592)	$(581,548)	$908,436	$1,229,257	$572,553

Cumulative excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(983,592)	$(1,565,140)	$(656,704)	$572,553

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
September 30, 2025	(10.1)%	(16.0)%	(6.7)%	5.9%
September 30, 2024	(15.9)

Cumulative one-year gap - interest rates +200 bps at:
September 30, 2025	(12.2)
September 30, 2024	(17.9)

Cumulative one-year gap - interest rates -200 bps at:
September 30, 2025	(5.8)
September 30, 2024	(12.5)
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
(2)MBS reflect projected prepayments at amortized cost. All other securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of September 30, 2025, at amortized cost.
(3)Although the Bank's non-maturity deposits are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts are based on assumptions developed from our actual experiences with these accounts. If all of the Bank's non-maturity deposits had been assumed to be subject to repricing within one year, interest-bearing liabilities estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $3.63 billion, for a cumulative one-year gap of (37.1)% of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $100.0 million of FHLB adjustable-rate advances tied to interest rate swaps. The repricing of these liabilities is projected to occur at the maturity date of each interest rate swap.

At September 30, 2025, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(983.6) million, or (10.1)% of total assets, compared to $(1.51) billion, or (15.8)% of total assets, at September 30, 2024. The change in the one-year gap amount was due primarily to an increase in the amount of projected asset cash flows coming due in one year, as of September 30, 2025, compared to September 30, 2024, due primarily to an increase in the balance of adjustable-rate loans as the Bank continues to shift its loan portfolio from fixed-rate one- to four-family loans to commercial loans, which tend to have adjustable-rate features. The increase in projected asset cash flows, which was primarily driven by an increased balance of commercial loans, was partially offset by a decrease in the amount of fixed-rate mortgage-related asset cash flows as a result of a general decrease in balance as well as to a decrease in projected prepayment speeds, from September 30, 2024, as a result of an increase in intermediate and long-term interest and mortgage rates. Changes in projected liability cash flows, between the two periods, were largely offsetting. Increases resulting from increases in non-maturity deposits were fully offset by projected decreases in the Bank's borrowings portfolio and, to a lesser extent, the certificate of deposit portfolio. The decrease in borrowings was primarily related to the Bank prepaying and replacing $200.0 million of fixed-rate FHLB advances during the prior quarter that went from a weighted average remaining term of 0.6 years to 2.5 years, as well as to a continued decrease in the overall balance of wholesale funds.

The amount of interest-bearing liabilities expected to reprice in a given period typically is not significantly impacted by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of September 30, 2025, the Bank's one-year gap would have been projected to be $(1.19) billion, or (12.2)% of total assets. If interest rates were to decrease 200 basis points, as of September 30, 2025, the Bank's one-year gap would have been projected to be $(570.8) million, or (5.8)% of total assets. The changes in the gap amounts compared to when there is no change in rates was due to changes in the anticipated net cash flows primarily as a result of projected prepayments on mortgage-related assets in each rate environment. In higher rate environments, prepayments on mortgage-related assets are projected to be lower and, in lower rate environments, prepayments are projected to be higher. This compares to a projected one-year gap of $(1.71) billion, or (17.9)% of total assets, if interest rates were to have increased 200 basis points as of September 30, 2024, and a projected one-year gap of $(1.19) billion, or (12.5)% of total assets, if interest rates were to have decreased 200 basis points as of the same date.

Change in Net Interest Income. The Bank's net interest income projections reflect simulated responses to interest rates of assets and liabilities that are expected to mature or reprice over the next year. Repricing occurs as a result of cash flows that are received or paid on assets or due on liabilities which would be replaced at then current market interest rates or on adjustable-rate products that reset during the next year. The Bank's borrowings and certificate of deposit portfolios have stated maturities, and the cash flows related to fixed-rate liabilities do not generally fluctuate as a result of changes in interest rates. Cash flows from mortgage-related assets and callable agency debentures can vary significantly as a result of changes in interest rates. As interest rates decrease, borrowers have an economic incentive to lower their cost of debt by refinancing or endorsing their mortgage to a lower interest rate. Similarly, agency debt issuers are more likely to exercise embedded call options and issue new securities at a lower interest rate.

For each date presented in the following table, the estimated change in the Bank's net interest income is based on the indicated instantaneous, parallel and permanent change in interest rates. The change in each interest rate environment represents the difference between estimated net interest income in the zero basis point interest rate environment ("base case," assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). Projected cash flows for each scenario are based upon varying prepayment assumptions to model anticipated customer behavior changes as market rates change. Estimations of net interest income used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities do not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any projected gains or losses related to the sale of assets, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.

Change	Net Interest Income At September 30,
(in Basis Points)	2025			2024
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$202,033	$(8,667)	(4.1)%	$188,322	$11,696	6.6%
-200 bp	203,014	(7,686)	(3.7)	183,769	7,143	4.0
-100 bp	206,913	(3,787)	(1.8)	180,936	4,310	2.4
000 bp	210,700	—	—	176,626	—	—
+100 bp	212,822	2,122	1.0	171,222	(5,404)	(3.1)
+200 bp	213,755	3,055	1.5	165,422	(11,204)	(6.3)
+300 bp	214,061	3,361	1.6	158,758	(17,868)	(10.1)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.
In general, increases/(decreases) in the Bank's net interest income projections under the various interest rate scenarios presented are due to the degree in which cash flows are realized and the rates projected to be earned on funds received through loan and securities repayments, in each scenario, are greater/(less) than the rates projected to be paid on deposits and borrowings over the next 12 months. The net interest income projection was higher in the base case scenario at September 30, 2025 compared to September 30, 2024, due primarily to an increase in the average balance and average rate of the Bank's loan portfolio, lower costing liabilities, as well as to the steepening of the yield curve between the two periods. As a result, interest income projections associated with the Bank's interest-earning asset cash flows, primarily the loan portfolio, increased by more than the increase in interest expense projections on the Bank's interest-bearing liability cash flows. As of September 30, 2025, projected net interest income increased in each of the increasing rate scenarios presented and decreased in each of the decreasing rate scenarios presented, compared to September 30, 2024, where the opposite profile existed. This change was due primarily to growth in the Bank's commercial loan portfolio between the two periods, as well as to a decrease in the amount of projected interest-bearing liabilities coming due between the two periods, mainly within the wholesale borrowings portfolio. Commercial loans often have adjustable-rate features, which makes the projected amount of interest income on these assets more sensitive to changes in interest rates as they reprice on a more frequent basis. The decrease in borrowings was primarily related to the Bank prepaying and replacing $200.0 million of fixed-rate FHLB advances during the current fiscal year that went from a weighted average remaining term of 0.6 years to 2.5 years, as well as to a continued decrease in the overall balance of wholesale funds.

Change in MVPE. Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE. The market value of an asset or liability reflects the present value of all the projected cash flows over its remaining life, discounted at market interest rates. As interest rates rise, generally the market value for both financial assets and liabilities decrease. The opposite is generally true as interest rates fall. The MVPE represents the theoretical market value of capital that is calculated by netting the market value of assets, liabilities, and off-balance sheet instruments. If the market values of financial assets increase by more than the market values of financial liabilities, or if the market values of financial liabilities decrease by more than the market values of financial assets, the MVPE will increase. The market value of shorter term-to-maturity and floating/adjustable-rate financial instruments is less sensitive to changes in interest rates than is the case with longer term-to-maturity and fixed-rate financial instruments. As a result, the market values of our certificates of deposit (which generally have relatively shorter average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which generally have relatively longer average lives). The average life expected on our mortgage-related assets varies under different interest rate environments because borrowers have the ability to prepay their mortgage loans. Therefore, as interest rates decrease, the WAL of mortgage-related assets typically decreases as well. As interest rates increase, the WAL is expected to increase, which also increases the sensitivity of these assets in higher rate environments.

The following table sets forth the estimated change in the MVPE for each date presented based on the indicated instantaneous, parallel, and permanent change in interest rates. The change in each interest rate environment represents the difference between the MVPE in the base case (assumes the forward market interest rates implied by the yield curve are realized) and the MVPE in each alternative interest rate environment (assumes market interest rates have a parallel shift in rates). Projected cash flows for each scenario are based upon varying prepayment assumptions to model anticipated customer behavior as market rates change. The estimations of the MVPE presented in the table below were based upon the assumption that the total composition of interest-earning assets and interest-bearing liabilities do not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates were used in each alternative interest rate environment. The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The table below presents the effects of the changes in interest rates on our assets and liabilities as they mature, repay, or reprice, as shown by the change in the MVPE for alternative interest rates.

Change	Market Value of Portfolio Equity At September 30,
(in Basis Points)	2025			2024
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$1,477,941	$315,678	27.2%	$1,460,440	$359,922	32.7%
-200 bp	1,362,942	200,679	17.3	1,345,708	245,190	22.3
-100 bp	1,256,515	94,252	8.1	1,218,938	118,420	10.8
000 bp	1,162,263	—	—	1,100,518	—	—
+100 bp	1,026,750	(135,513)	(11.7)	962,354	(138,164)	(12.6)
+200 bp	873,123	(289,140)	(24.9)	797,497	(303,021)	(27.5)
+300 bp	725,096	(437,167)	(37.6)	634,145	(466,373)	(42.4)

(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The Bank's estimated MVPE remained largely unchanged, increasing from $1.10 billion at September 30, 2024 to $1.16 billion at September 30, 2025. Compositional changes on the balance sheet, including within the Bank's loan portfolio as it continues to shift from one- to four-family to commercial loans, helped to offset the impact resulting from an increase in intermediate and long-term market interest rates between the two periods. Our one- to four-family loans are predominately fixed-rate loans with long maturities and, therefore, are more economically sensitive to changes in market interest rates whereas commercial loans often have shorter average lives and floating/adjustable-rate features, which results in less sensitivity to changes in market interest rates. Between the two periods, the balance of the Bank's one- to four-family loans decreased $400.0 million and the balance of its commercial loans increased $607.0 million.

In elevated interest rate environments, such as the current environment, the estimated market value of the Bank's one- to four-family loan portfolio in the base case scenario is reduced as the average rate of the portfolio is less than current market rates. The Bank's commercial loans have, predominately, been originated more recently at current market rates, giving them higher estimated values in the base case compared to the Bank's one- to four-family loans. To the extent that the balance of the Bank's one- to four-family loan portfolio, with overall average rates less than current market rates, continues to decrease and the balance of commercial loans, with average rates closer to or above current market rates, continues to increase, the estimated market value of the Bank's overall loan portfolio, in the base case scenario, will continue to increase. The steepening of the yield curve between periods did not result in an overall decrease in the Bank's estimated MVPE in the base case because the shift in the loan portfolio, as described above, had a greater positive impact on MVPE than the change realized on the Bank's liabilities.

As interest rates increase, borrowers generally have less economic incentive to prepay or to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising interest rate scenarios, prepayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other major events as there is less economic incentive for borrowers to prepay their debt, resulting in an increase in the average lives of those mortgage-related assets.

Similarly, call projections for callable agency debentures decrease as interest rates rise, which results in cash flows related to those assets moving closer to their contractual maturity dates. The longer expected average lives of those assets increase the sensitivity of their market value to changes in interest rates. Conversely, as interest rates decrease, borrowers who obtained credit in a higher interest rate environment have more economic incentive to prepay or to refinance their mortgages, and agency debt issuers have more economic incentive and opportunity to exercise their call options in order to re-issue debt at lower interest rates, resulting in higher projected cash flows on these assets. The resulting shorter expected average lives of those assets result in a decrease in the sensitivity of their market value to changes in interest rates.

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

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of September 30, 2025. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of interest rate swaps and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of interest rate swaps.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	$867,216	5.45%	3.4		9.3%
Loans receivable:
Fixed-rate one- to four-family	5,000,714	3.51	6.7	61.5%	53.4
Fixed-rate commercial	652,018	5.42	2.0	8.0	7.0
All other fixed-rate loans	34,356	7.14	7.1	0.4	0.4
Total fixed-rate loans	5,687,088	3.75	6.2	69.9	60.8
Adjustable-rate one- to four-family	887,867	4.48	4.0	10.9	9.5
Adjustable-rate commercial	1,463,977	6.03	3.5	18.0	15.7
All other adjustable-rate loans	94,943	7.91	3.2	1.2	1.0
Total adjustable-rate loans	2,446,787	5.54	3.7	30.1	26.2
Total loans receivable	8,133,875	4.29	5.4	100.0%	87.0
FHLB stock	90,662	9.22	1.8		1.0
Cash and cash equivalents	252,443	3.77	—		2.7
Total interest-earning assets	$9,344,196	4.43	5.0		100.0%

Non-maturity deposits	$2,977,397	1.21	5.2	49.7%	37.5%
Retail certificates of deposit	2,828,982	3.73	0.8	47.2	35.6
Commercial certificates of deposit	61,819	3.61	0.7	1.0	0.8
Public unit certificates of deposit	121,879	4.06	0.8	2.1	1.5
Total interest-bearing deposits	5,990,077	2.48	3.0	100.0%	75.4
Term borrowings	1,952,047	3.53	1.5		24.6
Total interest-bearing liabilities	$7,942,124	2.74	2.6		100.0%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Capitol Federal Financial, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Capitol Federal Financial, Inc. and subsidiary's (the Company) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated November 26, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
November 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Capitol Federal Financial, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Capitol Federal Financial, Inc. and subsidiary (the Company) as of September 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Allowance for credit losses on loans evaluated on a collective basis
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s total allowance for credit losses on loans (ACL) was $24.0 million as of September 30, 2025, a substantial portion of which related to the allowance for credit losses for loans evaluated on a collective basis (the collective ACL). The collective ACL includes the measure of expected lifetime credit losses on a pool basis, with loans aggregated into pools based on similar risk characteristics. The Company utilized a discounted cash flow (DCF) methodology to calculate the collective ACL. Average historical loss rates are calculated for each pool using the Company's historical charge-offs, or peer data when the Company's own historical loss rates are not reflective of future loss expectations, and outstanding loan balances during a historical time period. These historical loss rates are compared to historical data related to economic indices during the same time periods over which the historical loss rates were calculated, and a correlation is estimated using regression analysis. The Company's model pairs the results of the regression analysis with an economic forecast of these same economic indices in order to model probabilities of default (PDs). The PDs are then used to generate expected cash flows using segment-specific risk factors and other assumptions to model loss given defaults (LGDs). The forecast is applied for a reasonable and supportable time period of four quarters before reverting back to historical loss experience, which is accomplished by reversion to long-term historical averages at the economic index level using a straight-line method over four quarters. Contractual cash flows are adjusted for expected prepayment speeds and curtailment rates. Using all of these inputs and assumptions, the DCF methodology generates aggregated estimated cash flows for the time period that remains in each loan's contractual life. These cash flows are discounted back to the reporting date using each loan's effective yield, to arrive at a present value of future cash flows. Each loan pool's allowance estimate is equal to the aggregate shortage, if any, of the present value of future cash flows compared to the amortized cost basis of the loan pool. Qualitative factors are considered for items not included in historical loss rates, macroeconomic forecasts, or other model inputs based on management's current assessment of risks related to loan portfolio attributes and external factors.
We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge in the industry, and subjective and complex auditor judgment was involved in the assessment of the collective ACL. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate (1) the PD and LGD and their significant assumptions, including the economic forecast and economic indices, the reasonable and supportable forecast and reversion periods, and peer data used for historical loss rates; (2) expected prepayment speeds and curtailment rates; and (3) the large dollar commercial real estate loan concentration qualitative factor. The assessment also included an evaluation of the conceptual soundness and performance of the underlying models and assumptions. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the collective ACL, including controls related to the:
•design of the collective ACL methodology
•continued use and appropriateness of the PD and LGD models
•model validation and performance monitoring of the PD and LGD models
•identification and determination of the significant assumptions used in the PD and LGD models
•development of the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors
•analysis of the collective ACL results, trends, and ratios.
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the performance monitoring of the PD and LGD models by comparing them to relevant Company specific metrics and trends and the applicable industry practices and regulatory guidance
•assessing the conceptual soundness and performance testing of the PD and LGD models by inspecting the model validation documentation to determine whether the model is suitable for its intended use
•evaluating the methodology used to select the economic forecast and economic indices, the reasonable and supportable forecast and reversion periods, peer data used for average historical loss rates, and prepayment speeds and curtailment rates by comparing them to the Company’s business environment and relevant industry practices
•evaluating the methodology used to develop the large dollar commercial real estate loan concentrations qualitative factor and the effect of that factor on the collective ACL by comparing it to relevant credit risk factors and consistency with credit trends.
We also assessed the sufficiency of the audit evidence obtained relative to the collective ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates
/s/ KPMG LLP
We have served as the Company’s auditor since 2024.
Kansas City, Missouri
November 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Capitol Federal Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Capitol Federal Financial, Inc. and subsidiary (the "Company") as of September 30, 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for the period ended September 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2025 and 2024 (Dollars in thousands, except per share amounts)

	2025	2024
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $229,566 and $192,138)	$252,443	$217,307
Available-for-sale ("AFS") securities, at estimated fair value (amortized cost of $847,369 and $829,852)	867,216	856,266
Loans receivable, net (allowance for credit losses ("ACL") of $24,039 and $23,035)	8,111,961	7,907,338
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	90,662	101,175
Premises and equipment, net	89,314	91,463
Income taxes receivable, net	220	359
Deferred income tax assets, net	23,826	21,978
Other assets	343,059	331,722
TOTAL ASSETS	$9,778,701	$9,527,608

LIABILITIES:
Deposits	$6,591,448	$6,129,982
Borrowings	1,950,770	2,179,564
Advances by borrowers	65,416	61,801
Deferred income tax liabilities, net	2,056	—
Other liabilities	121,334	123,991
Total liabilities	8,731,024	8,495,338

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 132,204,305 and 132,735,565 shares issued and outstanding as of September 30, 2025 and 2024, respectively	1,322	1,327
Additional paid-in capital	1,142,711	1,146,851
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(24,780)	(26,431)
Accumulated deficit	(87,331)	(111,104)
Accumulated other comprehensive income ("AOCI"), net of tax	15,755	21,627
Total stockholders' equity	1,047,677	1,032,270
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,778,701	$9,527,608

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2025, 2024, and 2023 (Dollars in thousands, except per share amounts)

	2025	2024	2023
INTEREST AND DIVIDEND INCOME:
Loans receivable	$332,518	$308,707	$280,087
Mortgage-backed securities ("MBS")	46,259	33,650	18,520
FHLB stock	8,997	10,009	13,821
Cash and cash equivalents	8,368	15,728	43,796
Investment securities	3,377	8,749	3,565
Total interest and dividend income	399,519	376,843	359,789
INTEREST EXPENSE:
Deposits	146,262	139,549	82,267
Borrowings	72,946	75,233	124,250
Total interest expense	219,208	214,782	206,517
NET INTEREST INCOME	180,311	162,061	153,272
PROVISION FOR CREDIT LOSSES	745	1,259	6,838
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	179,566	160,802	146,434
NON-INTEREST INCOME:
Deposit service fees	11,043	10,562	12,745
Insurance commissions	3,605	3,257	3,487
Net loss from securities transactions	—	(13,345)	(192,622)
Other non-interest income	6,077	4,770	4,935
Total non-interest income	20,725	5,244	(171,455)
NON-INTEREST EXPENSE:
Salaries and employee benefits	60,383	52,272	51,491
Information technology and related expense	19,690	20,324	23,425
Occupancy, net	13,397	13,558	14,236
Regulatory and outside services	5,433	5,743	6,039
Advertising and promotional	4,950	4,264	4,305
Federal insurance premium	4,319	6,052	4,456
Deposit and loan transaction costs	2,843	2,719	2,694
Office supplies and related expense	1,696	1,691	2,499
Other non-interest expense	4,559	5,320	4,789
Total non-interest expense	117,270	111,943	113,934
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	83,021	54,103	(138,955)
INCOME TAX EXPENSE (BENEFIT)	14,996	16,093	(37,296)
NET INCOME (LOSS)	$68,025	$38,010	$(101,659)

Basic earnings (loss) per share ("EPS")	$0.52	$0.29	$(0.76)
Diluted EPS	$0.52	$0.29	$(0.76)

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2025, 2024, and 2023 (Dollars in thousands)

	2025	2024	2023
Net income (loss)	$68,025	$38,010	$(101,659)
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on AFS securities arising during the period, net of taxes of $1,587, $(7,133), and $(2,696)	(4,980)	22,362	8,355
Reclassification adjustment for net (gains) losses on AFS securities included in net income, net of taxes of $0, $383, and $(47,000)	—	(1,188)	145,622
Unrealized gains (losses) on cash flow hedges arising during the period, net of taxes of $(443), $701, and $(1,923)	1,391	(2,135)	5,957
Reclassification adjustment for cash flow hedge amounts included in net income, net of taxes of $727, $1,967, and $1,808	(2,283)	(6,112)	(5,601)
Total other comprehensive income (loss), net of tax	(5,872)	12,927	154,333
Comprehensive income	$62,153	$50,937	$52,674

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2025, 2024, and 2023 (Dollars in thousands, except per share amounts)

		Additional	Unearned			Total
	Common	Paid-In	Compensation	Accumulated		Stockholders'
	Stock	Capital	ESOP	Deficit	AOCI	Equity
Balance at September 30, 2022	$1,388	$1,190,213	$(29,735)	$80,266	$(145,633)	$1,096,499

Net loss, fiscal year 2023				(101,659)		(101,659)
Other comprehensive income, net of tax					154,333	154,333
ESOP activity		(473)	1,652			1,179
Stock-based compensation		327				327
Repurchase of common stock	(29)	(23,424)		—		(23,453)
Cash dividends to stockholders ($0.62 per share)				(83,172)		(83,172)
Balance at September 30, 2023	1,359	1,166,643	(28,083)	(104,565)	8,700	1,044,054

Net income, fiscal year 2024				38,010		38,010
Cumulative effect of adopting Accounting Standards Update ("ASU") 2022-02				(27)		(27)
Other comprehensive income, net of tax					12,927	12,927
ESOP activity		(725)	1,652			927
Restricted stock activity, net	1	(10)				(9)
Stock-based compensation		358				358
Repurchase of common stock	(33)	(19,415)		—		(19,448)
Cash dividends to stockholders ($0.34 per share)				(44,522)		(44,522)
Balance at September 30, 2024	1,327	1,146,851	(26,431)	(111,104)	21,627	1,032,270

Net income, fiscal year 2025				68,025		68,025
Other comprehensive loss, net of tax					(5,872)	(5,872)
ESOP activity		(655)	1,651			996
Restricted stock activity, net	1	(4)				(3)
Stock-based compensation		400				400
Repurchase of common stock	(6)	(3,881)				(3,887)
Cash dividends to stockholders ($0.34 per share)				(44,252)		(44,252)
Balance at September 30, 2025	$1,322	$1,142,711	$(24,780)	$(87,331)	$15,755	$1,047,677

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2025, 2024, and 2023 (Dollars in thousands)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$68,025	$38,010	$(101,659)
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(8,997)	(10,009)	(13,821)
Provision for credit losses	745	1,259	6,838
Originations of loans receivable held-for-sale ("LHFS")	(2,998)	(712)	(1,217)
Proceeds from sales of LHFS	4,859	725	1,222
Amortization and accretion of premiums and discounts on securities	(3,296)	(8,182)	3,016
Depreciation and amortization of premises and equipment	7,196	7,929	9,039
Amortization of intangible assets	523	774	1,069
Amortization of deferred amounts related to FHLB advances, net	1,444	1,529	1,643
Common stock committed to be released for allocation - ESOP	996	927	1,179
Stock-based compensation	400	358	327
Provision for deferred income taxes	2,080	3,546	(45,520)
Net loss from securities transactions	—	13,345	192,622
Changes in:
Unrestricted cash collateral from derivative counterparties, net	(1,220)	(11,850)	1,940
Other assets, net	6,321	8,227	2,528
Income taxes receivable, net	114	8,139	(7,303)
Other liabilities	(21,151)	(22,831)	(4,372)
Net cash provided by operating activities	55,041	31,184	47,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(248,207)	(1,176,645)	—
Proceeds from calls, maturities and principal reductions of AFS securities	233,986	455,110	186,860
Proceeds from sale of AFS securities	—	1,272,512	—
Proceeds from the redemption of FHLB stock	21,241	19,548	358,491
Purchase of FHLB stock	(1,731)	—	(354,760)
Net change in loans receivable	(207,622)	63,626	(520,229)
Proceeds from sale of participating interest in loans receivable	—	—	5,563
Purchase of premises and equipment	(5,202)	(7,184)	(6,281)
Proceeds from sale of other real estate owned ("OREO")	239	464	533
Proceeds from sale of premises and equipment	43	—	—
Proceeds from sale of assets held-for-sale	—	629	—
Proceeds from bank-owned life insurance ("BOLI") death benefit	667	1,049	720
Net cash (used in) provided by investing activities	(206,586)	629,109	(329,103)

			(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2025, 2024, and 2023 (Dollars in thousands)

	2025	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(44,252)	(44,522)	(83,172)
Net change in deposits	461,466	78,762	(143,646)
Proceeds from borrowings	650,100	350,100	4,293,870
Repayments on borrowings	(879,814)	(1,052,291)	(3,548,542)
Change in advances by borrowers	3,615	(1,192)	(17,074)
Payment of FHLB prepayment penalties	(547)	—	—
Repurchase of common stock	(3,887)	(19,448)	(23,453)
Net cash provided by (used in) financing activities	186,681	(688,591)	477,983

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	35,136	(28,298)	196,411

CASH AND CASH EQUIVALENTS:
Beginning of year	217,307	245,605	49,194
End of year	$252,443	$217,307	$245,605

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$1,018	$6,017	$5,424
Interest payments	$217,649	$224,701	$188,908

See accompanying notes to consolidated financial statements.			(Concluded)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, and 2023

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Capitol Federal Financial, Inc. (the "Company") provides a full range of retail banking services through its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"), a federal savings bank, which has 44 traditional and two in-store banking offices serving primarily the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and portions of the Kansas City metropolitan area. The Bank focuses on both commercial and consumer lending, offering a comprehensive range of deposit products and services, as well as treasury management solutions.

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

Cash, Cash Equivalents and Restricted Cash - Cash, cash equivalents, and restricted cash reported in the statement of cash flows consisted entirely of cash and cash equivalents at September 30, 2025 and 2024, respectively. Restricted cash relates to the collateral postings to/from the Bank's derivative counterparties associated with the Bank's interest rate swaps. There was no restricted cash included in other assets on the consolidated balance sheet at September 30, 2025 or September 30, 2024. See additional discussion regarding the interest rate swaps in "Note 8. Deposits and Borrowed Funds."

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

Accrued interest receivable for all securities is reported in other assets on the consolidated balance sheet and totaled $4.1 million and $4.8 million at September 30, 2025 and 2024, respectively. The Company excludes accrued interest from the amortized cost of securities and does not measure ACL for accrued interest. Interest accrued but not received is reversed against interest income.

Securities that management has the intention and ability to hold to maturity are classified as HTM and reported at amortized cost. Such securities are adjusted for the amortization of premiums and discounts which are recognized as adjustments to interest income over the life of the securities using the level-yield method. At September 30, 2025 and 2024, the portfolio did not contain any securities classified as HTM.

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

Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses included in non-interest income in the consolidated statements of income. During the fiscal years ended September 30, 2025 and 2024, neither the Company nor the Bank maintained a trading securities portfolio.

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

Changes in the ACL on AFS debt securities are recorded as an increase or decrease in the provision for credit losses on the consolidated statements of income. Losses are charged against the ACL on securities when management believes the collectability of an AFS security is in doubt or when either of the conditions regarding intent or requirement to sell is met. Interest accrued on AFS debt securities but not received is also reversed against interest income. As of September 30, 2025 and 2024, the Company did not identify any credit losses related to the Company's AFS debt securities, so there was no ACL on AFS debt securities as of those dates.

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

Interest on loans receivable is accrued based on the principal amount outstanding. Accrued interest receivable for loans is reported in other assets on the consolidated balance sheet and totaled $28.0 million and $26.3 million at September 30, 2025 and 2024, respectively. The Company does not calculate ACL for accrued interest. Interest accrued but not received is reversed against interest income.

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
Loan Modifications - For borrowers experiencing financial difficulty, the Bank may grant a concession to the borrower. Such concessions generally involved extensions of loan maturity dates, the granting of periods during which reduced payment amounts were required, and/or reductions in interest rates. The Bank does not forgive principal or interest, nor does it commit to lend additional funds to these borrowers, except for situations generally involving the capitalization of delinquent loan payments and/or escrow on one- to four-family loans and consumer loans, not to exceed the original loan amount. In the case of commercial loans, the Bank generally does not forgive principal or interest or commit to lend additional funds unless the borrower provides additional collateral or other enhancements to improve the credit quality.

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

Nonaccrual loans - The accrual of income on loans is generally discontinued when interest or principal payments are 90 days in arrears. Loans on which the accrual of income has been discontinued are designated as nonaccrual and all delinquent accrued interest is reversed. For the year ended September 30, 2025, accrued interest of $3.0 million was reversed from loan interest income, the majority of which was due to two commercial real estate loans related to the same borrowing relationship that became nonaccrual during the current year. See Note 4. Loans Receivable and Allowance for Credit Losses for additional information regarding these loans. A nonaccrual one- to four-family or consumer loan is returned to accrual status once the contractual payments have been made to bring the loan less than 90 days past due. A nonaccrual commercial loan is returned to accrual status once the loan has been current for a minimum of six months, all fees and interest are paid current, the loan has a sufficient debt service coverage ratio ("DSCR"), and the loan is well secured and within policy.

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

The Bank's ACL is measured on a collective ("pool") basis, with loans aggregated into pools based on similar risk characteristics such as collateral type, historical loss experience, loan-to-value ("LTV") for originated one- to four-family loans, and payment sources for commercial loans. Loans that do not share similar risk characteristics are evaluated on an individual basis. Charge-offs against the related ACL amounts for any loan type may be recorded if the Bank has knowledge of the existence of a probable loss.

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

The Company utilizes a discounted cash flow model for estimating expected credit losses for pooled loans and loan commitments. For loans evaluated for credit losses on a pool basis, average historical loss rates are calculated for each pool using the Company's historical charge-offs, or peer data when the Company's own historical loss rates are not reflective of future loss expectations, and outstanding loan balances during a historical time period. The historical time periods can be different based on the individual pool and represent management's credit expectations for the pool of loans over the remaining contractual life. Generally, the historical time periods are at least two economic cycles. These historical loss rates are compared to historical data related to economic indices including national unemployment rate, changes in commercial real estate price index, changes in home values, changes in the United States consumer price index, and changes in the United States gross domestic product during the same time periods over which the historical loss rates were calculated, and a correlation is estimated using regression analysis. Each quarter, the Company's model pairs the results of the regression analysis with an economic forecast of these same economic indices, which is provided by a third party, in order to model probabilities of default ("PDs"). The PDs are then used to generate expected cash flows using segment-specific risk factors and other assumptions to model loss given defaults ("LGDs"). The forecast is applied for a reasonable and supportable time period, as determined by management, before reverting back to historical loss experience, which is accomplished by reversion to long-term historical averages at the economic index level using a straight-line method. Contractual cash flows are adjusted for expected prepayment speeds and curtailment rates selected by management. The prepayment and curtailment assumptions vary for each respective loan pool in the model. The contractual term excludes expected extensions, renewals and modifications. In the case of revolving lines of credit, since the rate of principal reduction is generally at the discretion of the borrower, remaining contractual lives are calculated by estimating future cash flows expected to be received from the borrower until the outstanding balance has been reduced to zero.

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

The Company leases real estate property for branches, ATMs, and certain equipment. The Company determines if an arrangement is a lease at inception and if the lease is an operating lease or a finance lease. Leases that meet any of the following criteria are considered financing leases: (1) the lease transfers ownership of the underlying asset by the end of the lease term; (2) the lease grants the Company an option to purchase the underlying asset that the Company is reasonably certain to exercise; (3) the lease term is the major part of the remaining economic life of the underlying assets; (4) the present value of the sum of the lease payments and any residual value guaranteed by the Company that is not already reflected in the lease payments equals or exceeds substantially all the fair value of the underlying asset; or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease that does not meet any of these criteria is considered an operating lease.

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

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken, or expected to be taken, in a tax return. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense in the consolidated statements of income. Accrued interest and penalties related to unrecognized tax benefits are included within the related tax liabilities line in the consolidated balance sheet.

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

Segment Information - The Company's banking operations are considered by management to be aggregated in one reportable operating segment in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 280. These banking operations primarily consist of the delivery of loan products and deposit products to customers. The chief executive officer and chief financial officer are the Company's chief operating decision makers in consultation with other members of executive management. The chief operating decision makers evaluate the performance of the Company's banking operations and decide how to allocate resources based on consolidated net income, which is also reported in the Company's consolidated statements of income. All expenses associated with the Company's banking operations are considered to be significant. Given the Company's single reportable operating segment, assets associated with the Company's banking operations are reflected on the Company's consolidated balance sheets as “total assets” and the amounts of significant segment expenses are disclosed in the Company's consolidated statements of income. The accounting policies for the Company's banking operations are the same as the Company's accounting policies disclosed herein.

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

Recent Accounting Pronouncements - In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. This ASU incorporates a variety of Topics into the FASB Accounting Standards Codification (the "Codification") that are currently included in SEC Regulations S-X and S-K. The ASU is intended to align the accounting standards of GAAP with SEC Regulations S-X and S-K. Each amendment in the ASU will only become effective for the Company if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. The amendments will be applied prospectively by the Company. The adoption of this ASU may result in disclosures currently presented outside of the Company's financial statements being relocated to the Company's financial statements. If the SEC has not removed the applicable requirements from Regulation S-X or S-K by June 30, 2027, the pending content of the related amendment will be removed from the Codification and will not become effective for the Company. The ASU is not expected to have a material impact on the Company's disclosures as the Company is currently subject to SEC Regulations S-X and S-K.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU requires enhanced disclosures of segment information for all public entities, including those that have a single reportable segment, primarily in the area of significant segment expenses and other items on an annual and interim basis. Entities that have a single reportable segment, like the Company, will be required to provide all the disclosures required by this ASU and all existing segment disclosures required by ASC 280, Segment Reporting. The Company adopted this ASU on September 30, 2025. The new disclosures required by this ASU are included in the "Segment Information" discussion above.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes the accounting for internal-use software costs under Subtopic 350-40. The ASU is effective for fiscal years beginning after December 15, 2027, which is the fiscal year ending September 30, 2029 for the Company, and interim periods within fiscal years beginning after December 15, 2027, which is the quarter ending December 31, 2028 for the Company. Early adoption is permitted for any interim or annual period for which financial statements have not yet been issued or made available for issuance as of the beginning of the entity's fiscal year. The Company is currently evaluating the effect this ASU will have on the Company's consolidated financial statements or the Company's disclosures.

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

	For the Year Ended September 30,
	2025	2024	2023
	(Dollars in thousands, except per share amounts)
Net income	$68,025	$38,010	$(101,659)
Income allocated to participating securities	(82)	(33)	51
Net income available to common stockholders	$67,943	$37,977	$(101,608)

Total basic average common shares outstanding	129,988,031	130,670,780	133,556,864
Effect of dilutive stock options	—	—	—
Total diluted average common shares outstanding	129,988,031	130,670,780	133,556,864

Net EPS:
Basic	$0.52	$0.29	$(0.76)
Diluted	$0.52	$0.29	$(0.76)

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	264,292	326,308	369,421

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The majority of our AFS securities at both dates were government guaranteed or issued by a GSE.

	September 30, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$843,369	$20,303	$172	$863,500
Corporate bonds	4,000	—	284	3,716
	$847,369	$20,303	$456	$867,216

	September 30, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$756,775	$26,885	$87	$783,573
GSE debentures	69,077	228	—	69,305
Corporate bonds	4,000	—	612	3,388
	$829,852	$27,113	$699	$856,266

At September 30, 2025, AFS securities included $793.8 million of residential MBS and $69.7 million of commercial MBS. At September 30, 2024 AFS securities included $713.3 million of residential MBS and $70.2 million of commercial MBS.

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	September 30, 2025
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$13,946	$55	$26,144	$117
Corporate bonds	—	—	3,716	284
	$13,946	$55	$29,860	$401

	September 30, 2024
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$10,997	$44	$2,919	$43
Corporate bonds	—	—	3,388	612
	$10,997	$44	$6,307	$655

The unrealized losses at September 30, 2025 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record an ACL on securities in an unrealized loss position at September 30, 2025 as management did not believe any of the securities were impaired due to credit quality reasons. The issuers of these securities continue to make scheduled and timely principal and interest payments, as applicable, under the contractual term of the securities, so management believes the entire principal balance will be collected as scheduled. Additionally, management does not have the intent to sell any of the securities, and believes that it is more likely than not that the Company will not be required to sell the securities before the recovery of the remaining amortized cost, which could be at maturity. The fair value is expected to recover as the securities approach their maturity date, if not before, or if market yields decline.

The amortized cost and estimated fair value of AFS debt securities as of September 30, 2025, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity categories in the table below.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Five years through ten years	$4,000	$3,716
	4,000	3,716
MBS	843,369	863,500
	$847,369	$867,216

The following table presents the taxable and non-taxable components of interest income on investment securities for the years presented.

	For the Year Ended September 30,
	2025	2024	2023
	(Dollars in thousands)
Taxable	$3,377	$8,747	$3,538
Non-taxable	—	2	27
	$3,377	$8,749	$3,565

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	September 30,
	2025	2024
	(Dollars in thousands)
Public unit deposits	$150,916	$108,748
Federal Reserve Bank of Kansas City ("FRB of Kansas City") borrowings	91,130	111,281
	$242,046	$220,029

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

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable, net at September 30, 2025 and 2024 is summarized as follows:

	2025	2024
	(Dollars in thousands)
One- to four-family:
Originated	$3,774,134	$3,941,952
Correspondent purchased	2,000,216	2,212,587
Bulk purchased	114,231	127,161
Construction	16,054	22,970
Total	5,904,635	6,304,670
Commercial:
Commercial real estate	1,709,990	1,191,624
Commercial and industrial	210,119	129,678
Commercial construction	195,886	187,676
Total	2,115,995	1,508,978
Consumer:
Home equity	104,809	99,988
Other	8,436	9,615
Total	113,245	109,603

Total loans receivable	8,133,875	7,923,251

Less:
ACL	24,039	23,035
Deferred loan fees/discounts	31,268	30,336
Premiums/deferred costs	(33,393)	(37,458)
	$8,111,961	$7,907,338

As of September 30, 2025 and 2024, the Bank serviced loans for others aggregating $37.0 million and $38.1 million, respectively. Such loans are not included in the accompanying consolidated balance sheets. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees withheld from investors and certain charges collected from borrowers, such as late payment fees. The Bank held borrowers' escrow balances on loans serviced for others of $1.0 million and $942 thousand as of September 30, 2025 and 2024, respectively.

Lending Practices and Underwriting Standards - The Bank originates one- to four-family loans, originates and participates in commercial loans, and originates consumer loans primarily secured by one- to four-family residential properties. The Bank historically purchased one- to four-family loans from correspondent lenders, but during the prior fiscal year, the Bank suspended its one- to four-family correspondent lending channels for the foreseeable future.

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

When underwriting a commercial real estate or commercial construction loan, several factors are considered, such as the income producing potential of the property, cash equity provided by the borrower, the financial strength of the borrower, managerial expertise of the borrower or tenant, feasibility studies, lending experience with the borrower and the marketability of the property. At the time of origination, LTVs on commercial real estate loans generally do not exceed 85% of the appraised value of the property securing the loans and the minimum DSCR is generally 1.15x. The Bank generally requires a guaranty on all commercial real estate loans, but for an experienced borrower with a strong DSCR and low LTV, the Bank may allow the guaranty percentage to be reduced or phased out, or the Bank may originate the loan as a non-recourse loan.

For commercial construction loans, LTVs generally do not exceed 80% of the projected appraised value of the property securing the loans and the minimum DSCR is generally 1.15x, but it applies to the projected cash flows, and the borrower must have successful experience with the construction and operation of properties similar to the subject property. Appraisals on properties securing these loans are performed by independent state certified fee appraisers. For construction loans, guaranties are typically required during the period of construction. After construction is complete, for select experienced borrowers that have a strong DSCR and low LTV, the guaranty may be reduced or phased out when the property meets certain performance metrics. Additionally, the Bank generally requires the borrower to contribute equity at the start of a project and prior to any Bank funding.

The Bank's commercial and industrial loans are generally made to borrowers located in Kansas and Missouri and are underwritten on the basis of the borrower's ability to service the debt from income. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by longer-term assets. In general, commercial and industrial loans involve different types of credit risk than commercial real estate loans due to the nature of the loans and the type of collateral securing the loans. As a result of these complexities, variables and risks, commercial and industrial loans generally require evaluation of different metrics and factors before origination and require more monitoring and servicing after origination than other types of loans.

Management regularly monitors the level of risk in the entire commercial loan portfolio, including concentrations in factors such as collateral type, geographic location, tenant brand name, borrowing relationship, and, in the case of participation loans, lending relationship, among other factors. Commercial borrowers with total loans of $2.5 million or more are reviewed at least annually to monitor financial performance. The annual reviews include evaluating updated financials, as well as performing stress tests to measure the ability of the loans to withstand certain stress scenarios such as interest rate increases, revenue decreases and expense increases.

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

The following tables set forth, as of the dates indicated, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. Amortized cost is the amount of unpaid principal, net of undisbursed funds, unamortized premiums and discounts, and deferred fees and costs. All revolving lines of credit and revolving lines of credit converted to term loans are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At September 30, 2025 and September 30, 2024, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off. The commercial real estate substandard loan amount presented in the "Current Fiscal Year" column is primarily related to two loans in the same borrowing relationship. These two loans were modified during the current fiscal year and classified as nonaccrual at September 30, 2025. The loans are recourse loans with personal guarantees and have low LTVs. There have been no charge-offs with these two loans nor has management set aside a specific valuation allowance associated with these loans as of September 30, 2025 due to the low LTVs. The commercial real estate special mention loan amount presented in the "Fiscal Year 2023" column is related to one loan that was classified as special mention during the current fiscal year. The loan was not delinquent at September 30, 2025.

	September 30, 2025
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2024	2023	2022	2021	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$233,573	$232,879	$296,339	$529,728	$739,138	$1,722,587	$—	$—	$3,754,244
Special Mention	—	—	1,409	1,099	1,672	4,614	—	—	8,794
Substandard	—	—	363	568	469	12,005	—	—	13,405
Correspondent purchased
Pass	—	510	301,792	439,538	524,927	748,902	—	—	2,015,669
Special Mention	—	—	1,441	523	366	367	—	—	2,697
Substandard	—	—	—	615	263	4,153	—	—	5,031
Bulk purchased
Pass	—	—	—	—	—	110,862	—	—	110,862
Special Mention	—	—	—	—	—	1,564	—	—	1,564
Substandard	—	—	—	—	—	2,180	—	—	2,180
	233,573	233,389	601,344	972,071	1,266,835	2,607,234	—	—	5,914,446
Commercial:
Commercial real estate
Pass	639,555	292,900	396,152	208,604	111,266	134,388	9,775	—	1,792,640
Special Mention	7,587	—	36,266	16,060	—	80	—	—	59,993
Substandard	39,962	142	2,681	—	106	2,609	50	—	45,550
Commercial and industrial
Pass	103,700	25,950	26,082	14,387	5,555	1,923	31,287	—	208,884
Special Mention	—	—	—	44	—	—	355	—	399
Substandard	—	292	—	87	25	—	69	—	473
	790,804	319,284	461,181	239,182	116,952	139,000	41,536	—	2,107,939
Consumer:
Home equity
Pass	5,609	5,532	3,513	3,755	1,064	2,166	75,067	7,937	104,643
Special Mention	—	—	33	—	—	—	251	42	326
Substandard	100	—	—	—	—	11	57	42	210
Other
Pass	3,629	1,877	1,354	824	175	49	416	—	8,324
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	8	26	33	45	—	—	—	—	112
	9,346	7,435	4,933	4,624	1,239	2,226	75,791	8,021	113,615

Total	$1,033,723	$560,108	$1,067,458	$1,215,877	$1,385,026	$2,748,460	$117,327	$8,021	$8,136,000

	September 30, 2024
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2024	2023	2022	2021	2020	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$241,765	$325,492	$578,275	$809,643	$521,647	$1,447,237	$—	$—	$3,924,059
Special Mention	—	295	1,229	1,982	772	9,565	—	—	13,843
Substandard	—	658	49	468	1,398	9,571	—	—	12,144
Correspondent purchased
Pass	798	325,384	482,103	570,970	225,650	623,496	—	—	2,228,401
Special Mention	—	993	659	658	398	977	—	—	3,685
Substandard	—	—	1,662	265	—	5,130	—	—	7,057
Bulk purchased
Pass	—	—	—	—	—	124,076	—	—	124,076
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,514	—	—	3,514
	242,563	652,822	1,063,977	1,383,986	749,865	2,223,566	—	—	6,316,779
Commercial:
Commercial real estate
Pass	326,158	400,649	284,493	135,935	74,174	110,309	23,865	—	1,355,583
Special Mention	12,440	2,543	—	—	92	1,094	—	—	16,169
Substandard	142	827	—	—	647	636	50	—	2,302
Commercial and industrial
Pass	46,335	32,112	18,131	8,075	1,350	2,051	20,876	—	128,930
Special Mention	401	—	—	—	—	—	12	—	413
Substandard	227	—	—	—	—	82	26	—	335
	385,703	436,131	302,624	144,010	76,263	114,172	44,829	—	1,503,732
Consumer:
Home equity
Pass	7,331	4,377	4,575	1,437	814	2,127	73,020	5,895	99,576
Special Mention	—	—	—	—	—	—	45	281	326
Substandard	—	20	—	—	—	24	120	181	345
Other
Pass	4,112	2,737	1,697	385	101	95	346	—	9,473
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	80	14	44	—	4	—	—	—	142
	11,523	7,148	6,316	1,822	919	2,246	73,531	6,357	109,862

Total	$639,789	$1,096,101	$1,372,917	$1,529,818	$827,047	$2,339,984	$118,360	$6,357	$7,930,373

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

	September 30, 2025
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2024	2023	2022	2021	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$233,573	$232,879	$298,045	$530,487	$740,699	$1,730,689	$—	$—	$3,766,372
30-89	—	—	66	908	473	5,873	—	—	7,320
90+/FC	—	—	—	—	107	2,644	—	—	2,751
Correspondent purchased
Current	—	510	302,960	440,138	525,556	749,725	—	—	2,018,889
30-89	—	—	273	161	—	2,664	—	—	3,098
90+/FC	—	—	—	377	—	1,033	—	—	1,410
Bulk purchased
Current	—	—	—	—	—	114,315	—	—	114,315
30-89	—	—	—	—	—	156	—	—	156
90+/FC	—	—	—	—	—	135	—	—	135
	233,573	233,389	601,344	972,071	1,266,835	2,607,234	—	—	5,914,446
Commercial:
Commercial real estate
Current	687,104	292,556	434,882	223,812	111,227	134,468	9,775	—	1,893,824
30-89	—	344	—	852	40	—	—	—	1,236
90+/FC	—	142	217	—	105	2,609	50	—	3,123
Commercial and industrial
Current	103,700	26,100	26,082	14,486	5,580	1,923	31,642	—	209,513
30-89	—	—	—	32	—	—	—	—	32
90+/FC	—	142	—	—	—	—	69	—	211
	790,804	319,284	461,181	239,182	116,952	139,000	41,536	—	2,107,939
Consumer:
Home equity
Current	5,709	5,481	3,546	3,755	1,064	2,171	75,137	7,826	104,689
30-89	—	51	—	—	—	—	198	195	444
90+/FC	—	—	—	—	—	6	40	—	46
Other
Current	3,615	1,847	1,353	856	175	49	416	—	8,311
30-89	15	42	20	—	—	—	—	—	77
90+/FC	7	14	14	13	—	—	—	—	48
	9,346	7,435	4,933	4,624	1,239	2,226	75,791	8,021	113,615

Total	$1,033,723	$560,108	$1,067,458	$1,215,877	$1,385,026	$2,748,460	$117,327	$8,021	$8,136,000

	September 30, 2024
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2024	2023	2022	2021	2020	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$241,765	$326,211	$578,430	$811,455	$521,550	$1,459,500	$—	$—	$3,938,911
30-89	—	64	1,074	638	1,666	5,422	—	—	8,864
90+/FC	—	170	49	—	601	1,451	—	—	2,271
Correspondent purchased
Current	798	326,377	482,598	571,182	226,048	624,961	—	—	2,231,964
30-89	—	—	164	446	—	2,479	—	—	3,089
90+/FC	—	—	1,662	265	—	2,163	—	—	4,090
Bulk purchased
Current	—	—	—	—	—	125,982	—	—	125,982
30-89	—	—	—	—	—	69	—	—	69
90+/FC	—	—	—	—	—	1,539	—	—	1,539
	242,563	652,822	1,063,977	1,383,986	749,865	2,223,566	—	—	6,316,779
Commercial:
Commercial real estate
Current	338,511	403,193	284,493	135,932	74,266	110,448	23,055	—	1,369,898
30-89	229	807	—	3	—	1,094	860	—	2,993
90+/FC	—	19	—	—	647	497	—	—	1,163
Commercial and industrial
Current	46,736	32,112	17,990	8,052	1,350	2,051	20,914	—	129,205
30-89	227	—	141	23	—	—	—	—	391
90+/FC	—	—	—	—	—	82	—	—	82
	385,703	436,131	302,624	144,010	76,263	114,172	44,829	—	1,503,732
Consumer:
Home equity
Current	7,331	4,378	4,540	1,437	814	2,133	72,721	6,084	99,438
30-89	—	—	35	—	—	—	349	87	471
90+/FC	—	19	—	—	—	18	115	186	338
Other
Current	4,109	2,728	1,641	327	101	95	344	—	9,345
30-89	3	9	100	58	—	—	2	—	172
90+/FC	80	14	—	—	4	—	—	—	98
	11,523	7,148	6,316	1,822	919	2,246	73,531	6,357	109,862

Total	$639,789	$1,096,101	$1,372,917	$1,529,818	$827,047	$2,339,984	$118,360	$6,357	$7,930,373

Gross Charge-Offs - The following tables present gross charge-offs, for the periods indicated, by class of financing receivable for the year of origination or most recent credit decision.

	For the Year Ended September 30, 2025
								Revolving
								Lines
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	of Credit
	Fiscal	Year	Year	Year	Year	Prior	Lines of	Converted to
	Year	2024	2023	2022	2021	Years	Credit	Term	Total
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$3	$—	$—	$—	$—	$3
Correspondent purchased	—	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	113	—	—	113
	—	—	—	3	—	113	—	—	116
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	52	—	—	—	10	—	—	62
	—	52	—	—	—	10	—	—	62
Consumer:
Home equity	51	12	21	—	—	—	—	—	84
Other	—	1	4	—	—	2	2	—	9
	51	13	25	—	—	2	2	—	93

Total	$51	$65	$25	$3	$—	$125	$2	$—	$271

	For the Year Ended September 30, 2024
								Revolving
								Lines
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	of Credit
	Year	Year	Year	Year	Year	Prior	Lines of	Converted to
	2024	2023	2022	2021	2020	Years	Credit	Term	Total
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Correspondent purchased	—	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Commercial:
Commercial real estate	50	—	—	—	—	30	—	—	80
Commercial and industrial	—	—	—	—	—	—	—	—	—
	50	—	—	—	—	30	—	—	80
Consumer:
Home equity	46	1	—	—	—	—	—	—	47
Other	—	9	15	—	—	9	—	—	33
	46	10	15	—	—	9	—	—	80

Total	$96	$10	$15	$—	$—	$39	$—	$—	$160

Delinquent and Nonaccrual Loans - The following tables present the amortized cost, at the dates indicated, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total loans. At September 30, 2025 and 2024, all loans 90 or more days delinquent were on nonaccrual status.

	September 30, 2025
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$7,320	$2,751	$10,071	$3,766,372	$3,776,443
Correspondent purchased	3,098	1,410	4,508	2,018,889	2,023,397
Bulk purchased	156	135	291	114,315	114,606
Commercial:
Commercial real estate	1,236	3,123	4,359	1,893,824	1,898,183
Commercial and industrial	32	211	243	209,513	209,756
Consumer:
Home equity	444	46	490	104,689	105,179
Other	77	48	125	8,311	8,436
	$12,363	$7,724	$20,087	$8,115,913	$8,136,000

	September 30, 2024
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$8,864	$2,271	$11,135	$3,938,911	$3,950,046
Correspondent purchased	3,089	4,090	7,179	2,231,964	2,239,143
Bulk purchased	69	1,539	1,608	125,982	127,590
Commercial:
Commercial real estate	2,993	1,163	4,156	1,369,898	1,374,054
Commercial and industrial	391	82	473	129,205	129,678
Consumer:
Home equity	471	338	809	99,438	100,247
Other	172	98	270	9,345	9,615
	$16,049	$9,581	$25,630	$7,904,743	$7,930,373

The amortized cost of mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process as of September 30, 2025 and 2024 was $1.0 million and $1.6 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the tables above. The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $197 thousand at September 30, 2025 and $55 thousand at September 30, 2024.

The following table presents the amortized cost at September 30, 2025 and September 30, 2024, by class, of loans classified as nonaccrual. Nonaccrual loans with no ACL were individually evaluated for loss and any losses have been charged-off. The increase in nonaccrual commercial real estate loans as of September 30, 2025 compared to September 30, 2024 was due primarily to two loans that are related to the same borrowing relationship. The Bank entered into an agreement with the borrower which allows the borrower to not make payments on these two loans until later in calendar year 2025; therefore, these loans were considered nonaccrual at September 30, 2025.

	2025		2024
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
One- to four-family:
Originated	$2,751	$1,833	$2,271	$764
Correspondent purchased	1,409	—	4,090	182
Bulk purchased	135	—	1,539	812
Commercial:
Commercial real estate	43,087	43,087	1,495	901
Commercial and industrial	320	320	335	335
Consumer:
Home equity	46	—	338	—
Other	48	14	98	16
	$47,796	$45,254	$10,166	$3,010

Loan Modifications - The following tables present the amortized cost basis of loans, as of the dates indicated, that were both experiencing financial difficulties and modified during the periods noted, by class of financing receivable and by type of modification. Also presented in the tables is the percentage of the amortized cost basis of loans, at the dates indicated, that were modified to borrowers experiencing financial difficulties as compared to the amortized cost basis of each class of financing receivable during the periods noted. During the year ended September 30, 2025, there was a $3 thousand charge-off related to a one- to four-family originated loan modified during the year ended September 30, 2025. During the year ended September 30, 2024, there was a $50 thousand charge-off related to a commercial real estate loan that was modified during the year ended September 30, 2024. The Company has not committed to lend additional amounts to borrowers included in these tables. The commercial real estate payment delay modification during the year ended September 30, 2025 was due primarily to two loans where the Bank entered into an agreement with the borrower which allows the borrower to not make payments until later in calendar year 2025. These two commercial loans were classified as substandard and nonaccrual at September 30, 2025.

	For the Year Ended September 30, 2025
			Term
			Extension		Total
			and		Class of
	Payment	Term	Payment		Financing
	Delay	Extension	Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$717	$5,988	$1,647	$8,352	0.2%
Correspondent purchased	—	463	709	1,172	0.1
Bulk purchased	1,564	—	—	1,564	1.4
	2,281	6,451	2,356	11,088	0.2
Commercial:
Commercial real estate	47,550	—	—	47,550	2.5
Commercial and industrial	—	—	—	—	—
	47,550	—	—	47,550	2.3
Consumer loans:
Home equity	36	35	—	71	0.1
Other	—	—	—	—	—
	36	35	—	71	0.1

Total	$49,867	$6,486	$2,356	$58,709	0.7

	For the Year Ended September 30, 2024
			Term	Payment
			Extension	Delay, and		Total
			and	Interest		Class of
	Payment	Term	Payment	Rate		Financing
	Delay	Extension	Delay	Reduction	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$—	$1,547	$6,992	$—	$8,539	0.2%
Correspondent purchased	—	338	1,716	—	2,054	0.1
Bulk purchased	—	—	—	—	—	—
	—	1,885	8,708	—	10,593	0.2
Commercial:
Commercial real estate	8,196	—	192	—	8,388	0.6
Commercial and industrial	—	—	653	12	665	0.5
	8,196	—	845	12	9,053	0.6
Consumer loans:
Home equity	89	—	—	—	89	0.1
Other	—	—	—	—	—	—
	89	—	—	—	89	0.1

Total	$8,285	$1,885	$9,553	$12	$19,735	0.2

Financial effect of loan modifications - The table below presents the financial effect of loan modifications during the periods noted, including the weighted average payment delay, weighted average interest rate reduction, and weighted average term extension.

	For the Year Ended September 30, 2025		For the Year Ended September 30, 2024
	Payment	Term	Payment	Interest Rate	Term
	Delay	Extension	Delay	Reduction	Extension
One- to four-family:
Originated	8 months	30 months	4 months	N/A	33 months
Correspondent purchased	8 months	33 months	4 months	N/A	36 months
Commercial:
Commercial real estate	8 months	N/A	6 months	N/A	24 months
Commercial and industrial	N/A	N/A	6 months	0.50%	6 months
Consumer:
Consumer home equity	9 months	14 months	7 months	N/A	N/A

Performance of loan modifications - The Company closely monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans, based on amortized cost, by class of financing receivable as of September 30, 2025 and September 30, 2024, on loans modified during the previous 12-months for borrowers experiencing financial difficulty that were delinquent as of September 30, 2025 and September 30, 2024, respectively. All other loans modified to borrowers experiencing financial difficulty during the periods noted were current as of September 30, 2025 and September 30, 2024.

	As of September 30, 2025			As of September 30, 2024
	30 to 89 Days Delinquent	90 or More Days Delinquent or in Foreclosure	Total Delinquent Loans	30 to 89 Days Delinquent	90 or More Days Delinquent or in Foreclosure	Total Delinquent Loans
	(Dollars in thousands)
One- to four-family:
Originated	$699	$285	$984	$1,800	$720	$2,520
Correspondent purchased	186	—	186	284	425	709
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	142	50	192
Commercial and industrial	—	—	—	227	—	227
Consumer loans:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
	$885	$285	$1,170	$2,453	$1,195	$3,648

The following table presents the amortized cost basis of loans that had a payment default during the year ended September 30, 2025 or September 30, 2024 and were modified to borrowers experiencing financial difficulty in the 12-months prior to the default date, by class of financing receivable and by type of modification. The Company considers "default" to mean 90 days or more past due under the modified terms.

	For the Year Ended September 30, 2025				For the Year Ended September 30, 2024
			Term		Term
			Extension		Extension
			and		and
	Payment	Term	Payment		Payment
	Delay	Extension	Delay	Total	Delay
	(Dollars in thousands)
One- to four-family:
Originated	$81	$230	$730	$1,041	$720
Correspondent purchased	—	—	424	424	425
Bulk purchased	—	—	—	—	—
Commercial:
Commercial real estate	—	—	192	192	50
Commercial and industrial	—	—	142	142	—
Consumer loans:
Home equity	84	—	—	84	—
Other	—	—	—	—	—
	$165	$230	$1,488	$1,883	$1,195

Troubled Debt Restructurings ("TDRs") - Prior to the adoption of ASU 2022-02 on October 1, 2023, loans were accounted for as TDRs if the Bank granted a concession to a borrower experiencing financial difficulties. The following table presents the amortized cost for the year ended September 30, 2023, prior to restructuring and immediately after restructuring in all loans restructured during the year ended September 30, 2023. During the year ended September 30, 2023, there was one single-family originated TDR with an amortized cost of $8 thousand that became delinquent within 12 months after being restructured.

	Number	Pre-	Post-
	of	Restructured	Restructured
	Contracts	Outstanding	Outstanding
	(Dollars in thousands)
One- to four-family:
Originated	1	$110	$110
Correspondent purchased	1	282	285
Bulk purchased	1	239	257
Commercial:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Consumer:
Home equity	1	38	38
Other	—	—	—
	4	$669	$690

Allowance for Credit Losses - The following table summarizes ACL activity, by loan portfolio segment, for the periods presented.

	For the Year Ended September 30, 2025
		Commercial
	One- to four-	Commercial	Commercial
	Family	Real Estate	and Industrial	Total	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,673	$17,968	$1,186	$19,154	$208	$23,035
Charge-offs	(116)	—	(62)	(62)	(93)	(271)
Recoveries	19	20	26	46	8	73
Provision for credit losses	(530)	289	1,349	1,638	94	1,202
Ending balance	$3,046	$18,277	$2,499	$20,776	$217	$24,039

	For the Year Ended September 30, 2024
		Commercial
	One- to four-	Commercial	Commercial
	Family	Real Estate	and Industrial	Total	Consumer	Total
	(Dollars in thousands)
Beginning balance	$5,328	$17,076	$1,104	$18,180	$251	$23,759
Adoption of ASU 2022-02	18	—	2	2	—	20
Balance at October 1, 2023	5,346	17,076	1,106	18,182	251	23,779
Charge-offs	—	(80)	—	(80)	(80)	(160)
Recoveries	28	—	5	5	16	49
Provision for credit losses	(1,701)	972	75	1,047	21	(633)
Ending balance	$3,673	$17,968	$1,186	$19,154	$208	$23,035

	For the Year Ended September 30, 2023
		Commercial
	One- to four-	Commercial	Commercial
	Family	Real Estate	and Industrial	Total	Consumer	Total
	(Dollars in thousands)
Beginning balance	$5,006	$10,630	$490	$11,120	$245	$16,371
Charge-offs	—	—	(75)	(75)	(40)	(115)
Recoveries	6	1	—	1	2	9
Provision for credit losses	316	6,445	689	7,134	44	7,494
Ending balance	$5,328	$17,076	$1,104	$18,180	$251	$23,759

The key assumptions in the Company's ACL model at September 30, 2025 include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at September 30, 2025. The key assumptions utilized in estimating the Company's ACL at September 30, 2025 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected an economic forecast that was the most appropriate considering the facts and circumstances at September 30, 2025. The forecasted economic indices applied to the model at September 30, 2025 were the national unemployment rate, changes in commercial real estate price index, changes in home values, changes in the U.S. consumer price index, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at September 30, 2025 was the national unemployment rate. The forecasted national unemployment rate in the economic scenario selected by management at September 30, 2025 had the national unemployment rate gradually increasing to 4.7% by September 30, 2026, which was the end of our four-quarter forecast time period.
•Forecast and reversion to mean time periods - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at September 30, 2025.
•Prepayment and curtailment assumptions - The assumptions used at September 30, 2025 were generally based on actual historical prepayment and curtailment speeds, adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary for each respective loan pool in the model.
•Qualitative factors - Management applied qualitative factors at September 30, 2025 to account for large dollar commercial real estate loan concentrations and potential risk of loss in market value for newer one-to four-family loans. These qualitative factors were applied to account for credit risks not fully reflected in the discounted cash flow model.
◦The Company's commercial real estate loans generally have low LTVs and strong DSCRs which serve as indicators that losses in the commercial real estate loan portfolio might be unlikely; however, because there is uncertainty surrounding the nature, timing and amount of expected losses, management believes that in the event of a realized loss within the large dollar commercial real estate loan pool, the magnitude of such a loss could be significant. The large dollar commercial real estate loan concentration qualitative factor addresses the risk associated with a large dollar relationship deteriorating due to a loss event. As part of its analysis, management considered external data including historical commercial real estate price index trending information from a variety of sources to help determine the amount of this qualitative factor.
◦For one- to four-family loans, management believes there is potential risk of loss in market value in an economic downturn related to, in particular, newer originations where property values have not experienced price appreciation like more seasoned loans in our portfolio and applied a qualitative factor to account for this risk. To determine the appropriate amount of the one- to four-family loan qualitative factor as of September 30, 2025, management considered external historical home price index trending information, along with historical loan loss experience and portfolio balance trending, the one-to four-family loan portfolio composition with regard to loan size, and management's knowledge of the Bank's loan portfolio and the one- to four-family lending industry.

Reserve for Off-Balance Sheet Credit Exposures - At September 30, 2025 and 2024, the Bank's off-balance sheet credit exposures totaled $821.6 million and $826.5 million, respectively.

The following table summarizes the change in reserve for off-balance sheet credit exposures during the periods indicated. The decrease in the reserve for off-balance sheet credit exposures during the current fiscal year was due mainly to a decrease in commercial off-balance sheet credit exposure balances.

	For the Year Ended September 30,
	2025	2024
	(Dollars in thousands)
Beginning balance	$6,003	$4,095
Adoption of ASU 2022-02	—	16
Provision for credit losses	(457)	1,892
Ending balance	$5,546	$6,003

5. PREMISES, EQUIPMENT AND LEASES
A summary of the net carrying value of premises and equipment at September 30, 2025 and 2024 was as follows:

	2025	2024
	(Dollars in thousands)
Land	$15,926	$16,070
Building and improvements	131,483	128,730
Furniture, fixtures and equipment	55,286	54,485
Total premises and equipment	202,695	199,285
Less accumulated depreciation	113,381	107,822
Premises and equipment, net	$89,314	$91,463

At September 30, 2025, the Company's operating leases had remaining terms that ranged from 1 year to 32 years, some of which included the assumed exercise of renewal options that the Company considers to be reasonably certain. A right-of-use asset of $7.7 million and $8.5 million was included in other assets and a lease liability of $8.3 million and $8.9 million was included in other liabilities for the Company's operating leases on the consolidated balance sheets, as of September 30, 2025 and September 30, 2024 respectively. As of September 30, 2025, for the Company's operating leases, the weighted average remaining lease term was 24.3 years and the weighted average discount rate was 2.71%. The following table presents lease expenses and supplemental cash flow information related to the Company's operating leases for the years indicated.

	For the Year Ended September 30,
	2025	2024	2023
	(Dollars in thousands)
Operating lease expense	$852	$1,141	$1,307
Variable lease expense	153	176	189
Short-term lease expense	2	2	41
Cash paid for amounts included in the measurement of lease liabilities	780	1,130	1,211

At September 30, 2025, the Company's finance leases had remaining terms that ranged from 2 years to 22 years. A finance lease right-of-use asset of $971 thousand and $1.0 million was included in premises and equipment, net at September 30, 2025 and September 30, 2024, respectively. The Company included a finance lease liability of $1.1 million in borrowings on the consolidated balance sheets at both September 30, 2025 and September 30, 2024. As of September 30, 2025, for the Company's finance leases, the weighted average remaining lease term was 19 years and the weighted average discount rate was 5.18%. The following table presents lease expense, interest expense, and supplemental cash flow information related to the Company's finance leases for the years indicated. The Company did not have any finance leases during the fiscal year ended September 30, 2023.

	For the Year Ended September 30,
	2025	2024
	(Dollars in thousands)
Lease expense	$75	$59
Interest expense	55	53
Cash paid for amounts included in the measurement of lease liabilities	97	73

The following table presents future minimum payments, for operating and finance leases with initial or remaining terms in excess of one year as of September 30, 2025:

	Operating	Finance	Total
	(Dollars in thousands)
Fiscal year 2026	$630	$100	$730
Fiscal year 2027	618	100	718
Fiscal year 2028	585	96	681
Fiscal year 2029	417	83	500
Fiscal year 2030	407	67	474
Thereafter	9,211	1,318	10,529
Total future minimum lease payments	11,868	1,764	13,632
Amounts representing interest	(3,601)	(701)	(4,302)
Present value of net future minimum lease payments	$8,267	$1,063	$9,330

6. LOW INCOME HOUSING PARTNERSHIPS
The Bank's investment in low income housing partnerships, which is included in other assets in the consolidated balance sheets, was $140.0 million and $131.4 million at September 30, 2025 and 2024, respectively.  The Bank's obligations related to unfunded commitments, which are included in other liabilities in the consolidated balance sheets, were $70.2 million and $74.3 million at September 30, 2025 and 2024, respectively. The majority of the commitments at September 30, 2025 are projected to be funded through the end of calendar year 2028.

For fiscal years 2025, 2024, and 2023, the net income tax benefit associated with these investments, which consists of proportional amortization expense and affordable housing tax credits and other related tax benefits, was reported in income tax expense in the consolidated statements of income. The amount of proportional amortization expense recognized during fiscal years 2025, 2024 and 2023 was $11.4 million, $10.4 million and $10.1 million, respectively, and the amount of affordable housing tax credits and other related tax benefits was $13.8 million, $12.6 million and $12.4 million, respectively, resulting in a net income tax benefit of $2.4 million, $2.2 million and $2.3 million, respectively. There were no impairment losses during fiscal years 2025, 2024, or 2023 resulting from the forfeiture or ineligibility of tax credits or other circumstances.

7. INTANGIBLE ASSETS
Changes in the carrying amount of the Company's intangible assets associated with an acquisition in fiscal year 2018, which are included in other assets on the consolidated balance sheet, are presented in the following table.

		Core Deposit and
	Goodwill	Other Intangibles
	(Dollars in thousands)
Balance at September 30, 2022	$9,324	$2,589
Less: Amortization	—	(1,069)
Balance at September 30, 2023	9,324	1,520
Less: Amortization	—	(774)
Balance at September 30, 2024	9,324	746
Less: Amortization	—	(523)
Balance at September 30, 2025	$9,324	$223

As of September 30, 2025, there was no impairment recorded on goodwill or other intangible assets.

The core deposit and other intangible assets estimated amortization for fiscal year 2026 is $223 thousand. All future periods of estimated amortization expense related to core deposit and other intangible assets are zero.

8. DEPOSITS AND BORROWED FUNDS
Deposits - Non-interest-bearing deposits totaled $601.4 million and $549.6 million as of September 30, 2025 and 2024, respectively. Certificates of deposit with a minimum denomination of $250 thousand were $584.1 million and $516.3 million as of September 30, 2025 and 2024, respectively. Deposits in excess of $250 thousand may not be fully insured by the Federal Deposit Insurance Corporation.

Borrowings - Borrowings at September 30, 2025 consisted of $1.95 billion in FHLB advances, of which $1.85 billion were fixed-rate advances and $100.0 million were variable-rate advances, and $1.1 million in finance leases. Borrowings at September 30, 2024 consisted of $2.18 billion in FHLB advances, of which $1.98 billion were fixed-rate advances and $200.0 million were variable-rate advances, and $1.1 million in finance leases. There were no borrowings against the variable-rate FHLB line of credit at September 30, 2025 or 2024. Additionally, the Bank is authorized to borrow from the FRB of Kansas City's "discount window," but there were no such borrowings at September 30, 2025 or 2024. The Bank is a member of the American Finance Exchanges ("AFX") through which it may borrow funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily. At September 30, 2025 and 2024, the Bank did not have any such borrowings outstanding through the AFX.

FHLB advances at September 30, 2025 and 2024 were comprised of the following:

	2025	2024
	(Dollars in thousands)
FHLB advances	$1,950,984	$2,180,656
Deferred prepayment penalty - FHLB advances	(1,277)	(2,173)
	$1,949,707	$2,178,483

Weighted average contractual interest rate on FHLB advances	3.53%	3.41%
Weighted average effective interest rate on FHLB advances(1)	3.54	3.29

(1)The effective interest rate includes the net impact of deferred amounts and interest rate swaps related to the adjustable-rate FHLB advances.

FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB and certain securities, when necessary. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of a borrowing institution's regulatory total assets without the pre-approval of FHLB senior management. The Bank's borrowing limit approved by FHLB senior management was 45% as of September 30, 2025, and became 44% starting November 1, 2025. The borrowing limit as of November 1, 2025 was calculated based on a FHLB collateral analysis that is part of FHLB's overall borrowing capacity framework. At September 30, 2025, the ratio of the par value of the Bank's FHLB borrowings to the Bank's Call Report total assets was 20%.

At September 30, 2025 and 2024, the Bank had entered into interest rate swap agreements with a total notional amount of $100.0 million and $200.0 million, respectively, in order to hedge the variable cash flows associated with $100.0 million and $200.0 million, respectively, of adjustable-rate FHLB advances. At September 30, 2025 and 2024, the interest rate swap agreements had an average remaining term to maturity of 2.7 years and 2.3 years, respectively. The interest rate swaps were designated as cash flow hedges and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreements. At September 30, 2025 and September 30, 2024, the interest rate swaps were in a gain position with a total fair value of $926 thousand and $2.1 million, respectively, which was reported in other assets on the consolidated balance sheet. During fiscal year 2025 and 2024, $2.3 million and $6.1 million, respectively, was reclassified from AOCI as a decrease to interest expense. At September 30, 2025, the Company estimated that $641 thousand of interest expense associated with the interest rate swaps would be reclassified from AOCI as a decrease to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank held cash collateral of $920 thousand at September 30, 2025 and $2.1 million at September 30, 2024.
During the year ended September 30, 2025, the Bank prepaid fixed-rate FHLB advances totaling $200.0 million with a weighted average contractual interest rate of 4.70% and a weighted average remaining term of 0.6 years, and replaced these advances with fixed-rate FHLB advances totaling $200.0 million with a weighted average contractual interest rate of 3.83% and a weighted average term of 2.5 years. The Bank paid penalties of $547 thousand to FHLB as a result of prepaying these advances. The prepayment penalties are being recognized in interest expense over the life of the new FHLB advances. The weighted average effective interest rate of the new advances was 3.93%.
In October 2025, the Bank refinanced a $50.0 million fixed-rate advance with a weighted average effective rate of 4.03% and a weighted average life ("WAL") of 0.5 years, and replaced it with a $50.0 million fixed-rate advance with a weighted average effective rate of 3.64% and a WAL of 2.0 years. This transaction resulted in prepayment fees of $11 thousand which will be recognized in interest expense over the life of the new FHLB advance.
Periodically, management has utilized a leverage strategy to increase earnings which entails entering into short-term FHLB borrowings and depositing the proceeds from these FHLB borrowings, net of the cost to purchase FHLB stock to meet FHLB stock holding requirements, at the FRB of Kansas City ("leverage strategy"). The leverage strategy is not a core operating business for the Company. It provides the Company the ability to utilize excess capital to generate earnings. Additionally, it is a strategy that can be exited quickly without additional costs. Leverage strategy borrowings are repaid prior to each quarter end. The leverage strategy was not in place during the current fiscal year or prior fiscal year due to the strategy being unprofitable, but it was in place at points during the fiscal year 2023. When the leverage strategy is in place, it reduces the net interest margin due to the amount of earnings from the transaction in comparison to the size of the transaction. Management continues to monitor the net interest rate spread and overall profitability of the leverage strategy.

Scheduled Repayment of Borrowed Funds and Maturity of Certificates of Deposit - The following table presents the scheduled repayment of term borrowings, at par, and the maturity of certificates of deposit as of September 30, 2025, by fiscal year. With the exception of amortizing FHLB advances, FHLB advances are payable at maturity. Amortizing FHLB advances are presented based on their maturity dates versus their quarterly scheduled repayment dates. At September 30, 2025, the Bank's FHLB advances had maturities ranging from October 2025 to October 2029.

		Certificates
		of Deposit
	Borrowings	Amount
	(Dollars in thousands)
2026	$425,000	$2,169,268
2027	742,500	671,257
2028	565,984	129,097
2029	132,500	31,939
2030	85,000	10,856
Thereafter	—	263
	$1,950,984	$3,012,680

9. INCOME TAXES
Income tax expense (benefit) for the years ended September 30, 2025, 2024, and 2023 consisted of the following:

	2025	2024	2023
	(Dollars in thousands)
Current:
Federal	$12,086	$12,153	$6,789
State	830	394	1,435
	12,916	12,547	8,224
Deferred:
Federal	1,534	1,316	(39,209)
State	546	2,230	(6,311)
	2,080	3,546	(45,520)
	$14,996	$16,093	$(37,296)

The Company's effective tax rates were 18.1%, 29.7%, and 26.8% for the years ended September 30, 2025, 2024, and 2023, respectively. The differences between such effective rates and the statutory Federal income tax rate computed on income before income tax expense resulted from the following:

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Federal income tax expense
computed at statutory Federal rate	$17,434	21.0%	$11,362	21.0%	$(29,180)	21.0%
Increases (decreases) in taxes resulting from:
State taxes, net of Federal tax effect	1,903	2.3	2,497	4.8	(5,412)	3.9
Federal tax credits, net	(2,414)	(2.9)	(2,244)	(4.2)	(2,303)	1.6
State tax law enactment	(857)	(1.0)	—	—	—	—
ESOP related expenses, net	(435)	(0.5)	(448)	(0.8)	(652)	0.5
Pre-1988 bad debt recapture	—	—	5,406	10.0	—	—
Other	(635)	(0.8)	(480)	(1.1)	251	(0.2)
	$14,996	18.1%	$16,093	29.7%	$(37,296)	26.8%

State tax law enactment - During the current fiscal year, the State of Kansas enacted a change in the tax law that is effective October 1, 2027 for the Company and the Bank. The State of Kansas is changing the way it attributes taxable income to the State, specifically, changing from a three-factor apportionment (property, payroll and receipts) to a single, revenue-based method. Most of the Bank's property and payroll are located in Kansas, but a large amount of its revenue generating activities, predominantly loan interest income, are outside of Kansas. Therefore, the Bank is expecting a decrease in income apportioned to Kansas starting in fiscal year 2028 due to the tax law change. Upon the tax law enactment, the Bank remeasured its state deferred tax assets and liabilities expected as of October 1, 2027. The Bank recorded an $857 thousand reduction in net state income tax expense during the year end September 30, 2025 related to this tax law change.

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

The net loss associated with the strategic securities transaction ("securities strategy") that was recognized in fiscal year 2023 net income was recognized in the Company's fiscal year 2024 income tax return due to the sale of the securities occurring in October 2023 (in fiscal 2024). Consequently, the Company reported a taxable net loss on its fiscal year 2024 income tax return, resulting in negative current and accumulated earnings and profits for the Bank for fiscal year 2024. This required the Bank to draw upon the pre-1988 bad debt reserves for distributions from the Bank to the Company during fiscal year 2024 which resulted in income tax expense in fiscal year 2024 equivalent to the distributions paid by the Bank times the Bank's current statutory tax rate of 21%. During the year ended September 30, 2024, the Bank recorded $5.4 million of income tax expense related to these distributions. During the current fiscal year, the Bank reached a point where there was sufficient taxable income to replenish the Bank's accumulated earnings and profits to a positive level. Therefore, the distributions from the Bank to the Company during the current fiscal year were not taxable as distributions from pre-1988 bad debt reserves. The Bank estimates its pre-1988 bad debt reserves to be $75.9 million at September 30, 2025, which equates to an unrecorded deferred tax liability of $15.9 million at September 30, 2025.

One Big Beautiful Bill Act ("OBBBA") - On July 4, 2025, the H.R. 1 - OBBBA was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others being phased in through 2027. The Company is currently evaluating the effect the OBBBA will have on the Company's consolidated financial condition and results of operations.

Deferred income tax assets and liabilities - The table below presents the components of the net deferred income tax assets (liabilities) as of September 30, 2025 and 2024. The net deferred tax assets of $21.8 million presented in the table below as of September 30, 2025 was composed of the $23.8 million of federal deferred tax assets, net and $2.1 million of state deferred tax liabilities, net.

	2025	2024
	(Dollars in thousands)
Deferred income tax assets:
Federal tax credit carry forward	$22,305	$12,813
Net operating loss carry forward	15,286	30,459
ACL	5,048	4,837
Lease liabilities	2,209	2,156
Salaries, deferred compensation and employee benefits	1,954	1,431
ESOP compensation	1,480	1,522
Reserve for off-balance sheet credit exposures	1,313	1,451
Net purchase discounts related to acquired loans	86	116
Low income housing partnerships	1	6
Other	648	829
Gross deferred income tax assets	50,330	55,620

Valuation allowance	(42)	(27)
Gross deferred income tax asset, net of valuation allowance	50,288	55,593

Deferred income tax liabilities:
FHLB stock dividends	16,929	18,871
Unrealized gain on AFS securities	4,795	6,382
Premises and equipment	2,104	2,317
Lease right-of-use assets	2,061	2,043
ACL	1,854	2,741
Unrealized gain on interest rate swaps	224	508
Deposit intangible	64	200
Other	487	553
Gross deferred income tax liabilities	28,518	33,615

Net deferred tax assets	$21,770	$21,978

The gross federal and state net operating loss amount at September 30, 2025 related to the $15.3 million net operating loss carry forward deferred tax asset was $63.1 million, which will carry forward indefinitely. In addition, the Company had a deferred tax asset of $22.3 million as of September 30, 2025 related to federal tax credits that will not be utilized on the Company's fiscal year 2025 federal tax return due to income tax return income limitations. The majority of the federal tax credits relate to low income housing tax credits. Federal tax credits carry forward for 20 years.

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

The Company assesses the available positive and negative evidence surrounding the recoverability of its deferred tax assets and applies its judgment in estimating the amount of the valuation allowance necessary under the circumstances.  At September 30, 2025 and 2024, the Company had a valuation allowance of $42 thousand and $27 thousand, respectively, related to the net operating losses generated by the Company's consolidated Kansas corporate income tax return as management believes there will not be sufficient taxable income to fully utilize these deferred tax assets before they begin to expire in 2028 and thereafter. For this reason, a valuation allowance was recorded for the related amounts at September 30, 2025 and 2024. No additional valuation allowances were recorded for the Company's other deferred tax assets as management believes it is more likely than not that these amounts will be realized through the reversal of the Company's existing taxable temporary differences and projected future taxable income.

For the years ended September 30, 2025, 2024, and 2023, the Company had no unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Kansas, as well as other states where it has either established a nexus under an economic nexus theory or has exceeded enumerated nexus thresholds based on the amount of loan interest income derived from sources within a given state. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years ending before 2022.

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

As annual loan payments are made on each September 30th, shares are released from collateral and allocated to qualified employees based on the proportion of their qualifying compensation to total qualifying compensation. On September 30, 2025, 165,198 shares were released from collateral. On September 30, 2026, 165,198 shares will be released from collateral. As ESOP shares are committed to be released from collateral, the Company records compensation expense. Dividends on unallocated ESOP shares are applied to the debt service payments of the loan secured by the unallocated shares. Dividends on unallocated ESOP shares in excess of the debt service payment are recorded as compensation expense and distributed to participants or participants' ESOP accounts. Compensation expense related to the ESOP was $997 thousand for the year ended September 30, 2025, $927 thousand for the year ended September 30, 2024, and $1.2 million for the year ended September 30, 2023. Of these amounts, $655 thousand, $725 thousand, and $472 thousand of income is related to the difference between the market price of the Company's common stock when the shares were acquired by the ESOP trust ($10 per share) and the average market price of the Company's common stock during the years ended September 30, 2025, 2024, and 2023, respectively. The market price of the Company's common stock averaged below $10 per share during the years ended September 30, 2025, 2024 and 2023, which is why income rather than expense was recognized for market price differences for those years. There was no compensation expense for dividends on unallocated ESOP shares in excess of the debt service payments for the years ended September 30, 2025, 2024, or 2023.

Shares may be withdrawn from the ESOP trust due to diversification (a participant may begin to diversify at least 25% of their ESOP shares at age 50), retirement, termination, or death of the participant. The following is a summary of shares held in the ESOP trust as of September 30, 2025 and 2024:

	2025	2024
	(Dollars in thousands)
Allocated ESOP shares	4,223,910	4,239,629
Unreleased ESOP shares	2,477,970	2,643,168
Total ESOP shares	6,701,880	6,882,797

Fair value of unreleased ESOP shares	$15,753	$16,401

11. STOCK-BASED COMPENSATION
The Company has a Stock Option Plan, a Restricted Stock Plan, and an Equity Incentive Plan ("2012 Equity Incentive Plan"), all of which are considered share-based plans. The Stock Option Plan and Restricted Stock Plan expired in April 2015. No additional grants can be made from these two plans; however, awards granted under these two plans remain outstanding until they are individually vested, forfeited or expire. The objectives of the 2012 Equity Incentive Plan are to provide additional compensation to certain officers, directors and key employees by facilitating their acquisition of an equity interest in the Company and enable the Company to retain personnel of experience and ability in key positions of responsibility.

Stock Option Plans – There are currently no stock options outstanding as a result of grants awarded under the original Stock Option Plan. The 2012 Equity Incentive Plan had 5,907,500 stock options originally eligible to be granted and, as of September 30, 2025, the Company had 4,466,029 stock options still available for future grants under this plan. The 2012 Equity Incentive Plan will expire on January 24, 2027 and no additional grants may be made after expiration, but awards granted under this plan will remain outstanding until they are individually vested, forfeited, or expire.

The Company may issue incentive and nonqualified stock options under the 2012 Equity Incentive Plan. The incentive stock options expire no later than 10 years from the date of grant, and the nonqualified stock options expire no later than 15 years from the date of grant. The vesting period of stock options under the 2012 Equity Incentive Plan generally has ranged from 3 to 5 years. The stock option exercise price cannot be less than the market value at the date of the grant as defined by each plan. The fair value of stock option grants is estimated on the date of the grant using the Black-Scholes option pricing model.

At September 30, 2025, the Company had 231,809 stock options outstanding from the 2012 Equity Incentive Plan with a weighted average exercise price of $11.98 and a weighted average contractual life of 1.2 years, all of which were exercisable. The exercise price may be paid in cash, shares of common stock, or a combination of both. New shares are issued by the Company upon the exercise of stock options.

Restricted Stock Plans – The 2012 Equity Incentive Plan had 2,363,000 shares originally eligible to be granted as restricted stock and, as of September 30, 2025, the Company had 1,362,175 shares available for future grants of restricted stock under this plan. As noted above, this plan will expire on January 24, 2027 and no additional grants may be made after expiration, but awards granted under this plan will remain outstanding until they are individually vested or forfeited. The vesting period of the restricted stock awards under the 2012 Equity Incentive Plan has generally ranged from 3 to 5 years. At September 30, 2025, the Company had 166,422 unvested shares of restricted stock with a weighted average grant date fair value of $6.06 per share.

Compensation expense is calculated based on the fair market value of the Company's common stock at the date of the grant, as defined by the plan, and is recognized over the vesting period. Compensation expense attributable to restricted stock awards during the years ended September 30, 2025, 2024, and 2023 totaled $398 thousand, $348 thousand, and $327 thousand, respectively. The fair value of restricted stock that vested during the years ended September 30, 2025, 2024, and 2023 totaled $316 thousand, $213 thousand, and $285 thousand, respectively. As of September 30, 2025, there was $801 thousand of unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted average period of 2.7 years.

12. COMMITMENTS AND CONTINGENCIES
The following table summarizes the Bank's loan commitments as of September 30, 2025 and 2024:

	2025	2024
	(Dollars in thousands)
Originate fixed-rate	$89,563	$44,191
Originate adjustable-rate	133,791	130,419
Purchase/participate fixed-rate	—	24,500
Purchase/participate adjustable-rate	—	38,739
	$223,354	$237,849

Commitments to originate loans are commitments to lend to a customer. Commitments to purchase/participate in loans represent commitments to purchase loans from correspondent lenders on a loan-by-loan basis or participate in commercial loans with a lead bank. The Bank evaluates each borrower's creditworthiness on a case-by-case basis. Commitments generally have expiration dates or other termination clauses, and one- to four-family loan commitments may require the payment of a fee. Some of the commitments are expected to expire without being fully drawn upon; therefore, the amount of total commitments disclosed in the table above does not necessarily represent future cash requirements. As of September 30, 2025 and 2024, there were no significant loan-related commitments that met the definition of derivatives or commitments to sell mortgage loans. As of September 30, 2025 and 2024, the Bank had approved but unadvanced lines of credit of $284.0 million and $278.1 million, respectively.

In the normal course of business, the Company and the Bank are named defendants in various lawsuits and counterclaims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a material adverse effect on the Company's consolidated financial statements for the year ended September 30, 2025, or future periods.

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

The Bank and the Company must maintain certain minimum capital ratios as set forth in the table below for capital adequacy purposes. At September 30, 2025, the Bank and Company met the requirements to elect the community bank leverage ratio ("CBLR"). Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules and to have met the well capitalized ratio requirements. Management believes that as of September 30, 2025, the Bank and Company met all capital adequacy requirements to which they were subject and that there have been no conditions or events subsequent to September 30, 2025 that would have changed this assessment.

			For Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2025
Bank	$935,267	9.6%	$876,469	9.0%
Company	$984,902	10.1%	$876,448	9.0%

As of September 30, 2024
Bank	$874,067	9.2%	$853,970	9.0%
Company	$957,481	10.1%	$853,927	9.0%

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

In conjunction with the Company's corporate reorganization in December 2010, a "liquidation account" was established for the benefit of certain depositors of the Bank in an amount equal to Capitol Federal Savings Bank MHC's ownership interest in the retained earnings of Capitol Federal Financial as of June 30, 2010. (Prior to the corporate reorganization, Capitol Federal Financial was the Bank's mid-tier holding company and Capitol Federal Savings Bank MHC, a mutual holding company, owned a majority of the stock of Capitol Federal Financial.) As of September 30, 2025, the balance of this liquidation account was $62.5 million. Under applicable federal banking regulations, neither the Company nor the Bank is permitted to pay dividends to its stockholders if stockholders' equity would be reduced below the amount of the liquidation account at that time.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The Company primarily uses prices obtained from third-party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third-party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third-party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third-party pricing service when determining the fair value of its securities during the years ended September 30, 2025 and 2024. The Company's major security types, based on the nature and risks of the securities, are:
•MBS - The majority of these securities are issued by GSEs. Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•GSE debentures - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for similar securities. (Level 2)

•Corporate Bonds and Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swaps - The Company's interest rate swaps are designated as cash flow hedges and are reported at fair value in other assets on the consolidated balance sheet if in a gain position and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 8. Deposits and Borrowed Funds" for additional information. The estimated fair values of the interest rate swaps are obtained from the counterparty and are determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair values by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair values obtained from the counterparty during the years ended September 30, 2025 and 2024. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2025 or 2024.

	September 30, 2025
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$863,500	$—	$863,500	$—
Corporate bonds	3,716	—	3,716	—
	867,216	—	867,216	—
Interest rate swaps	926	—	926	—
	$868,142	$—	$868,142	$—

	September 30, 2024
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
AFS Securities:
MBS	$783,573	$—	$783,573	$—
GSE debentures	69,305	—	69,305	—
Corporate bonds	3,388	—	3,388	—
	$856,266	$—	$856,266	$—
Interest rate swaps	2,103	—	2,103	—
	$858,369	$—	$858,369	$—

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

Loans Receivable – Collateral dependent assets are assets evaluated on an individual basis. Those collateral dependent assets that are evaluated on an individual basis are considered financial assets measured at fair value on a non-recurring basis. The fair value of collateral dependent loans/loans individually evaluated for loss on a non-recurring basis during fiscal years

2025 and 2024 that were still held in the portfolio as of September 30, 2025 and 2024 was $53.9 million and $8.9 million, respectively. The increase in the balance from September 30, 2024 was due primarily to two commercial real estate loans that were modified during the current fiscal year and were reported as substandard and nonaccrual at September, 30, 2025. Fair values of collateral dependent loans/loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the year ended September 30, 2025 were downward adjustments to the book value of the collateral for lack of marketability. During fiscal year 2025, the adjustments ranged from 10% to 99%, with a weighted average of 23%. During fiscal year 2024, the adjustments ranged from 5% to 100%, with a weighted average of 40%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

OREO – OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value. The fair value for one- to four-family OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for one- to four-family OREO was the appraisal or listing price. The fair value of one- to four-family OREO measured on a non-recurring basis during fiscal years 2025 and 2024 that was still held in the portfolio as of September 30, 2025 and 2024 was $197 thousand and $55 thousand, respectively. The carrying value of the properties equaled the fair value of the properties at September 30, 2025 and 2024.

For commercial OREO, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable input for commercial OREO is downward adjustments to book value of the collateral for lack of marketability. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. There was no commercial OREO measured on a non-recurring basis during the years ended September 30, 2025 and 2024.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	September 30, 2025
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$252,443	$252,443	$252,443	$—	$—
AFS securities	867,216	867,216	—	867,216	—
Loans receivable	8,111,961	7,902,077	—	—	7,902,077
FHLB stock	90,662	90,662	90,662	—	—
Interest rate swaps	926	926	—	926	—
Liabilities:
Deposits	6,591,448	6,597,102	3,578,768	3,018,334	—
Borrowings	1,950,770	1,952,458	—	1,952,458	—

	September 30, 2024
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$217,307	$217,307	$217,307	$—	$—
AFS securities	856,266	856,266	—	856,266	—
Loans receivable	7,907,338	7,660,535	—	—	7,660,535
FHLB stock	101,175	101,175	101,175	—	—
Interest rate swaps	2,103	2,103	—	2,103	—
Liabilities:
Deposits	6,129,982	6,135,652	3,164,672	2,970,980	—
Borrowings	2,179,564	2,169,403	—	2,169,403	—

15. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the years presented.

	For the Year Ended September 30, 2025
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$20,032	$1,595	$21,627
Other comprehensive (loss) income, before reclassifications	(4,980)	1,391	(3,589)
Amount reclassified from AOCI, net of taxes of $727	—	(2,283)	(2,283)
Other comprehensive (loss)	(4,980)	(892)	(5,872)
Ending balance	$15,052	$703	$15,755

	For the Year Ended September 30, 2024
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(1,142)	$9,842	$8,700
Other comprehensive income (loss), before reclassifications	22,362	(2,135)	20,227
Amount reclassified from AOCI, net of taxes of $1,967	—	(6,112)	(6,112)
Reclassification adjustment on AFS securities included in net income, net of taxes of $383	(1,188)	—	(1,188)
Other comprehensive income (loss)	21,174	(8,247)	12,927
Ending balance	$20,032	$1,595	$21,627

	For the Year Ended September 30, 2023
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$(155,119)	$9,486	$(145,633)
Other comprehensive income (loss), before reclassifications	8,355	5,957	14,312
Amount reclassified from AOCI, net of taxes of $1,808	—	(5,601)	(5,601)
Reclassification adjustment for net losses on AFS securities included in net income, net of taxes of $(47,000)	145,622	—	145,622
Other comprehensive income	153,977	356	154,333
Ending balance	$(1,142)	$9,842	$8,700

16. REVENUE RECOGNITION
Details of the Company's primary types of non-interest income revenue streams by financial statement line item reported in the consolidated statements of income that are within the scope of ASC Topic 606 are below. During fiscal years 2025, 2024 and 2023, revenue from contracts with customers totaled $16.3 million, $15.3 million and $17.6 million, respectively.

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

In order to participate in the card payment networks, the Company must pay various transaction related costs established by the networks ("interchange network charges"), including membership fees and a per unit charge for each transaction. The Company is acting as an agent for its debit card customers when they are utilizing the card payment networks; therefore, interchange transaction fee income is reported net of interchange network charges. Interchange network charges totaled $4.3 million, $4.2 million and $4.0 million for fiscal years 2025, 2024 and 2023, respectively.

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

17. PARENT COMPANY FINANCIAL INFORMATION (PARENT COMPANY ONLY)
The Company serves as the holding company for the Bank (see "Note 1. Summary of Significant Accounting Policies"). The Company's (parent company only) balance sheets at the dates presented, and the related statements of income and cash flows for each of the years presented are as follows:

BALANCE SHEETS
SEPTEMBER 30, 2025 and 2024
(Dollars in thousands, except per share amounts)

	2025	2024
ASSETS:
Cash and cash equivalents	$17,631	$50,110
Investment in the Bank	998,042	948,800
Note receivable - ESOP	31,139	32,731
Income taxes receivable, net	479	423
Other assets	527	519
TOTAL ASSETS	$1,047,818	$1,032,583

LIABILITIES:
Deferred income tax liabilities, net	$58	$58
Payable to the Bank, net	41	51
Other liabilities	42	204
Total liabilities	141	313

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 1,400,000,000 shares authorized, 132,204,305 and 132,735,565 shares issued and outstanding as of September 30, 2025 and 2024, respectively	1,322	1,327
Additional paid-in capital	1,142,711	1,146,851
Unearned compensation - ESOP	(24,780)	(26,431)
Accumulated deficit	(87,331)	(111,104)
AOCI, net of tax	15,755	21,627
Total stockholders' equity	1,047,677	1,032,270
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,047,818	$1,032,583

STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 2025, 2024, and 2023
(Dollars in thousands)

	2025	2024	2023
INTEREST AND DIVIDEND INCOME:
Dividend income from the Bank	$14,000	$25,745	$86,217
Interest income from other investments	1,624	2,442	2,236
Total interest and dividend income	15,624	28,187	88,453
NON-INTEREST EXPENSE:
Salaries and employee benefits	830	994	906
Regulatory and outside services	351	382	275
Other non-interest expense	712	697	694
Total non-interest expense	1,893	2,073	1,875
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED (EXCESS OF DISTRIBUTION OVER) EARNINGS OF SUBSIDIARY	13,731	26,114	86,578
INCOME TAX (BENEFIT) EXPENSE	(56)	(5)	71
INCOME BEFORE EQUITY IN UNDISTRIBUTED (EXCESS OF DISTRIBUTION OVER) EARNINGS OF SUBSIDIARY	13,787	26,119	86,507
EQUITY IN (EXCESS OF DISTRIBUTION OVER) UNDISTRIBUTED EARNINGS OF SUBSIDIARY	54,238	11,891	(188,166)
NET INCOME (LOSS)	$68,025	$38,010	$(101,659)

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2025, 2024, and 2023
(Dollars in thousands)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$68,025	$38,010	$(101,659)
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in)/Equity in excess of distribution over earnings of subsidiary	(54,238)	(11,891)	188,166
Depreciation of equipment	—	23	45
Provision for deferred income taxes	—	(2)	(12)
Changes in:
Receivable from/payable to the Bank	(10)	2,489	(2,519)
Income taxes receivable/payable	(56)	(92)	123
Other assets	(11)	(11)	(2)
Other liabilities	(162)	193	11
Net cash provided by operating activities	13,548	28,719	84,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on note receivable from ESOP	1,592	1,542	1,494
Net cash provided by investing activities	1,592	1,542	1,494

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment from subsidiary related to restricted stock awards	520	419	401
Cash dividends paid	(44,252)	(44,522)	(83,172)
Repurchase of common stock	(3,887)	(19,448)	(23,453)
Net cash used in financing activities	(47,619)	(63,551)	(106,224)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,479)	(33,290)	(20,577)

CASH AND CASH EQUIVALENTS:
Beginning of year	50,110	83,400	103,977
End of year	$17,631	$50,110	$83,400

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of September 30, 2025.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2025, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management has concluded that the Company maintained an effective system of internal control over financial reporting based on these criteria as of September 30, 2025.

The Company's independent registered public accounting firm, KPMG LLP, Kansas City, Missouri (Auditor Firm ID: 185), who audited the consolidated financial statements (as of and for the fiscal year ended September 30, 2025) included in Item 8 of this annual report, has issued an audit report on the Company's internal control over financial reporting as of September 30, 2025 and it is included in Item 8.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
Trading Plans
During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item concerning the Company's directors and executive officers and any delinquent reports under Section 16(a) of the Act is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2026, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Information required by this item regarding the audit committee of the Company's Board of Directors, including information regarding the audit committee financial experts serving on the committee, is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2026, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics
We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K that applies to our principal executive officer and senior financial officers, and to all of our other employees and our directors, a copy of which is available free of charge in the Investor Relations section of our website, https://ir.capfed.com.

Item 11.  Executive Compensation

Information required by this item concerning compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2026, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2026, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2025 with respect to compensation plans under which shares of our common stock may be issued.

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)
Equity compensation plans
approved by stockholders	231,809	$11.98	5,828,204	(1)
Equity compensation plans not
approved by stockholders	N/A	N/A	N/A
	231,809	$11.98	5,828,204

(1)This amount includes 1,362,175 shares available for future grants of restricted stock under the Company's 2012 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item concerning certain relationships, related transactions and director independence is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2026, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services
Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in January 2026, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following is a list of documents filed as part of this report:

(1)Financial Statements:
The following financial statements are included under Part II, Item 8 of this Form 10-K:
1.Reports of Independent Registered Public Accounting Firms.
2.Consolidated Balance Sheets as of September 30, 2025 and 2024.
3.Consolidated Statements of Income for the Years Ended September 30, 2025, 2024, and 2023.
4.Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2025, 2024, and 2023.
5.Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2025, 2024, and 2023.
6.Consolidated Statements of Cash Flows for the Years Ended September 30, 2025, 2024, and 2023.
7.Notes to Consolidated Financial Statements for the Years Ended September 30, 2025, 2024, and 2023.

(2)Financial Statement Schedules:
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(3)Exhibits:
See "Index to Exhibits."

Item 16. Form 10-K Summary
None

INDEX TO EXHIBITS

Exhibit Number	Document
3(i)	Charter of Capitol Federal Financial, Inc., as filed on May 6, 2010, as Exhibit 3(i) to Capitol Federal Financial, Inc.'s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference
3(ii)	Bylaws of Capitol Federal Financial, Inc., as amended, filed on March 30, 2020, as Exhibit 3.2 to Form 8-K for Capitol Federal Financial Inc. and incorporated herein by reference
4	Description of the Registrant's Securities, as filed on November 27, 2019, as Exhibit 4 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.1	Form of Amended and Restated Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, Rick C. Jackson, Natalie G. Haag, Robert D. Kobbeman, Anthony S. Barry, and William J. Skrobacz, as filed on November 29, 2023, as Exhibit 10 to the Registrant's September 30, 2023 10-K*
10.2	Capitol Federal Financial's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13, 2000 as Appendix A to Capitol Federal Financial's Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference*
10.3	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 8, 2020 as Exhibit 10.3 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference*
10.4	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference*
10.5	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference*
10.6	Description of Director Fee Arrangements, as filed on November 23, 2022, as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference*
10.7	Short-term Performance Plan, as amended and restated, as filed on November 25, 2025, as Exhibit 10.7 to the Registrant's Current Report on Form 8-K/A and incorporated herein by reference*
10.8	Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the "Equity Incentive Plan") filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.'s Proxy Statement (File No. 001-34814) and incorporated herein by reference*
10.9	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.12 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
10.10	Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.13 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
10.11	Form of Stock Appreciation Right Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.14 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
10.12	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference*
14	Code of Ethics**
19	Insider Trading Policy
21	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
97	Compensation Recovery Policy of Capitol Federal Financial, Inc., as filed on November 29, 2023, as Exhibit 97 to the Registrant's September 30, 2023 10-K*

101
The following information from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on November 26, 2025, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at September 30, 2025 and 2024, (ii) Consolidated Statements of Income for the fiscal years ended September 30, 2025, 2024, and 2023, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2025, 2024, and 2023, (iv) Consolidated Statement of Stockholders' Equity for the fiscal years ended September 30, 2025, 2024, and 2023, (v) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2025, 2024, and 2023, and (vi) Notes to the Consolidated Financial Statements

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

CAPITOL FEDERAL FINANCIAL, INC.

Date: November 26, 2025	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ Michael T. McCoy, M.D.
	John B. Dicus, Chairman, President		Michael T. McCoy, M.D., Director
	and Chief Executive Officer		Date: November 26, 2025
(Principal Executive Officer)
	Date: November 26, 2025	By:	/s/ James G. Morris
James G. Morris, Director
By:	/s/ Kent G. Townsend		Date: November 26, 2025
Kent G. Townsend, Executive Vice President,
	Chief Financial Officer and Treasurer	By:	/s/ Michel' P. Cole
	(Principal Financial Officer)		Michel' P. Cole, Director
	Date: November 26, 2025		Date: November 26, 2025

By:	/s/ Jeffrey R. Thompson	By:	/s/ Carlton A. Ricketts
	Jeffrey R. Thompson, Director		Carlton A. Ricketts, Director
	Date: November 26, 2025		Date: November 26, 2025

By:	/s/ Jeffrey M. Johnson	By:	/s/ Tara D. Van Houweling
	Jeffrey M. Johnson, Director		Tara D. Van Houweling, First Vice President
	Date: November 26, 2025		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Morris J. Huey II		Date: November 26, 2025
Morris J. Huey II, Director
Date: November 26, 2025