Form 10-Q
period 2025-12-31
Capitol Federal Financial, Inc.
filed 2026-02-06
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
or
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

As of January 29, 2026, there were 129,844,172 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	December 31,	September 30,
	2025	2025
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $210,223 and $229,566)	$232,634	$252,443
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $809,099 and $847,369)	829,704	867,216
Loans receivable, net (allowance for credit losses ("ACL") of $24,572 and $24,039)	8,176,736	8,111,961
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	85,060	90,662
Premises and equipment, net	88,753	89,314
Income taxes receivable, net	—	220
Deferred federal income tax assets, net	22,744	23,826
Other assets	342,769	343,059
TOTAL ASSETS	$9,778,400	$9,778,701

LIABILITIES:
Deposits	$6,758,632	$6,591,448
Borrowings	1,829,914	1,950,770
Advances by borrowers	28,523	65,416
Income taxes payable, net	237	—
Deferred state income tax liabilities, net	2,228	2,056
Other liabilities	117,546	121,334
Total liabilities	8,737,080	8,731,024

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 1,400,000,000 shares authorized, 129,836,672 and 132,204,305
shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	1,298	1,322
Additional paid-in capital	1,126,227	1,142,711
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(24,367)	(24,780)
Accumulated deficit	(78,044)	(87,331)
Accumulated other comprehensive income ("AOCI"), net of tax	16,206	15,755
Total stockholders' equity	1,041,320	1,047,677
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,778,400	$9,778,701

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	December 31,
	2025	2024
INTEREST AND DIVIDEND INCOME:
Loans receivable	$89,792	$81,394
Mortgage-backed securities ("MBS")	11,341	11,024
Cash and cash equivalents	2,773	1,871
FHLB stock	2,032	2,352
Investment securities	51	981
Total interest and dividend income	105,989	97,622

INTEREST EXPENSE:
Deposits	37,500	37,345
Borrowings	17,172	18,047
Total interest expense	54,672	55,392

NET INTEREST INCOME	51,317	42,230

PROVISION FOR CREDIT LOSSES	1,106	677
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	50,211	41,553

NON-INTEREST INCOME:
Deposit service fees	2,872	2,707
Insurance commissions	789	776
Other non-interest income	1,818	1,210
Total non-interest income	5,479	4,693

NON-INTEREST EXPENSE:
Salaries and employee benefits	15,747	14,232
Information technology and related expense	5,134	4,550
Occupancy, net	3,450	3,333
Regulatory and outside services	1,789	1,113
Federal insurance premium	1,111	1,038
Advertising and promotional	1,056	822
Deposit and loan transaction costs	716	591
Office supplies and related expense	481	399
Other non-interest expense	992	1,070
Total non-interest expense	30,476	27,148
INCOME BEFORE INCOME TAX EXPENSE	25,214	19,098
INCOME TAX EXPENSE	4,910	3,667
NET INCOME	$20,304	$15,431

Basic earnings per share ("EPS")	$0.16	$0.12
Diluted EPS	$0.16	$0.12

Basic weighted average common shares	128,953,166	129,972,969
Diluted weighted average common shares	128,953,166	129,972,969

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2025	2024
Net income	$20,304	$15,431
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on AFS securities arising during the period,
net of taxes of $(184) and $3,741	574	(11,742)
Unrealized gains on cash flow hedges arising during the period,
net of taxes of $(26) and $(756)	83	2,375
Reclassification adjustment for cash flow hedge amounts included in net income,
net of taxes of $65 and $222	(206)	(698)
Total other comprehensive income (loss), net of tax	451	(10,065)
Comprehensive income	$20,755	$5,366

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended December 31, 2025
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Accumulated		Stockholders'
	Stock	Capital	ESOP	Deficit	AOCI	Equity
Balance at September 30, 2025	$1,322	$1,142,711	$(24,780)	$(87,331)	$15,755	$1,047,677
Net income				20,304		20,304
Other comprehensive income, net of tax					451	451
ESOP activity		(145)	413			268
Stock-based compensation		99				99
Repurchase of common stock and excise taxes	(24)	(16,438)				(16,462)
Cash dividends to stockholders ($0.085 per share)				(11,017)		(11,017)
Balance at December 31, 2025	$1,298	$1,126,227	$(24,367)	$(78,044)	$16,206	$1,041,320

	For the Three Months Ended December 31, 2024
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Accumulated		Stockholders'
	Stock	Capital	ESOP	Deficit	AOCI	Equity
Balance at September 30, 2024	$1,327	$1,146,851	$(26,431)	$(111,104)	$21,627	$1,032,270
Net income				15,431		15,431
Other comprehensive loss, net of tax					(10,065)	(10,065)
ESOP activity		(149)	412			263
Restricted stock activity, net	1	(1)				—
Stock-based compensation		101				101
Cash dividends to stockholders ($0.085 per share)				(11,061)		(11,061)
Balance at December 31, 2024	$1,328	$1,146,802	$(26,019)	$(106,734)	$11,562	$1,026,939

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,304	$15,431
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(2,032)	(2,352)
Provision for credit losses	1,106	677
Amortization and accretion of premiums and discounts on securities	(838)	(876)
Depreciation and amortization of premises and equipment	1,755	1,847
Amortization of intangible assets	63	137
Amortization of deferred amounts related to FHLB advances, net	335	388
Common stock committed to be released for allocation - ESOP	268	263
Stock-based compensation	99	101
Amortization of net deferred loan fees and premiums	(1,117)	(119)
Changes in:
Unrestricted cash collateral from derivative counterparties, net	40	2,550
Other assets, net	161	(2,785)
Income taxes receivable, net	457	(482)
Deferred income tax assets, net	1,108	764
Other liabilities	(4,266)	(9,936)
Net cash provided by operating activities	17,443	5,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(1,848)	(71,416)
Proceeds from calls, maturities and principal reductions of AFS securities	40,956	51,574
Proceeds from the redemption of FHLB stock	7,634	3,163
Net change in loans receivable	(64,510)	(48,054)
Purchase of premises and equipment	(1,608)	(1,152)
Proceeds from sale of other real estate owned ("OREO")	—	110
Net cash (used in) investing activities	(19,376)	(65,775)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	December 31,
	2025	2024

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(11,017)	(11,061)
Net change in deposits	167,184	76,135
Proceeds from borrowings	50,100	200,000
Repayments on borrowings	(171,280)	(216,177)
Change in advances by borrowers	(36,893)	(35,713)
Payment of FHLB prepayment penalties	(11)	—
Repurchase of common stock and excise tax payments	(15,959)	—
Net cash (used in) provided by financing activities	(17,876)	13,184

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,809)	(46,983)

CASH AND CASH EQUIVALENTS:
Beginning of period	252,443	217,307
End of period	$232,634	$170,324

See accompanying notes to consolidated financial statements.		(Concluded)

Notes to Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of Capitol Federal Financial, Inc.® (the "Company") and its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"). The Bank has two wholly-owned subsidiaries, Capitol Funds, Inc. and Capital City Investments, Inc. Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company. Capital City Investments, Inc. is a real estate and investment holding company. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the Securities and Exchange Commission ("SEC"). Interim results are not necessarily indicative of results for a full year.

Recent Accounting Pronouncements - In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. This ASU incorporates a variety of Topics into the FASB Accounting Standards Codification (the "Codification") that are currently included in SEC Regulations S-X and S-K. The ASU is intended to align the accounting standards of GAAP with SEC Regulations S-X and S-K. Each amendment in the ASU will only become effective for the Company if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. The amendments will be applied prospectively by the Company. The adoption of this ASU may result in disclosures currently presented outside of the Company's financial statements being relocated to the Company's financial statements. If the SEC has not removed the applicable requirements from Regulation S-X or S-K by June 30, 2027, the pending content of the related amendment will be removed from the Codification and will not become effective for the Company. The ASU is not expected to have a material impact on the Company's disclosures as the Company is currently subject to SEC Regulations S-X and S-K.

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This ASU removes references to various FASB Concept Statements to simplify the Codification and provide a distinction between authoritative and nonauthoritative literature. This ASU is effective for the Company on October 1, 2025, starting with its Form 10-K for the fiscal year ending September 30, 2026. This ASU is not expected to have a material impact on the Company's consolidated financial statements and disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU updates Subtopic 350-40 by modernizing the accounting for internal-use software costs, including clarifying when entities should begin capitalizing eligible costs related to developing or obtaining software for internal use, implementing a cloud computing arrangement as a customer, and developing websites. The ASU is effective for fiscal years beginning after December 15, 2027, which is the fiscal year ending September 30, 2029 for the Company, and interim periods within fiscal years beginning after December 15, 2027, which is the quarter ending December 31, 2028 for the Company. Early adoption is permitted for any interim or annual period for which financial statements have not yet been issued or made available for issuance as of the beginning of the entity's fiscal year. The Company is currently evaluating the effect this ASU will have on the Company's consolidated financial statements and disclosures, but it is not expected to have a material impact.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU does not change the overall purpose of interim reporting or alter the scope of existing disclosure requirements; rather, the ASU is intended to provide more clarity and make interim disclosure requirements under Topic 270 easier to navigate. The ASU also requires entities to disclose events occurring after the end of the most recent annual reporting period that have a material impact on the entity. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, which is the quarter ended December 31, 2028 for the Company. The Company is currently evaluating the impact this ASU will have on the Company's interim consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU is intended to enhance the Codification by refining guidance and simplifying its application through technical corrections, helping to enhance consistency and make the standards easier for preparers and users to interpret. The ASU is effective for fiscal years beginning after December 15, 2026, which is the fiscal year ending September 30, 2028 for the Company, and the interim periods within fiscal years beginning after December 15, 2026, which is the quarter ended December 31, 2027 for the Company. The Company is currently evaluating the impact this ASU will have on the Company's consolidated financial statements and disclosures.

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

	For the Three Months Ended
	December 31,
	2025	2024
	(Dollars in thousands, except per share amounts)
Net income	$20,304	$15,431
Income allocated to participating securities	(25)	(18)
Net income available to common stockholders	$20,279	$15,413

Total basic average common shares outstanding	128,953,166	129,972,969
Effect of dilutive stock options	—	—
Total diluted average common shares outstanding	128,953,166	129,972,969

Net EPS:
Basic	$0.16	$0.12
Diluted	$0.16	$0.12

Antidilutive stock options, excluded from the diluted average
common shares outstanding calculation	220,491	312,841

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The Company did not hold any tax-exempt securities during the three months ended December 31, 2025 or 2024.

	December 31, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$805,099	$21,010	$148	$825,961
Corporate bonds	4,000	—	257	3,743
	$809,099	$21,010	$405	$829,704

	September 30, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$843,369	$20,303	$172	$863,500
Corporate bonds	4,000	—	284	3,716
	$847,369	$20,303	$456	$867,216

At December 31, 2025, AFS securities included $754.5 million of residential MBS and $71.4 million of commercial MBS. At September 30, 2025 AFS securities included $793.8 million of residential MBS and $69.7 million of commercial MBS.

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	December 31, 2025
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$1,839	$99	$6,257	$49
Corporate bonds	—	—	3,743	257
	$1,839	$99	$10,000	$306

	September 30, 2025
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$13,946	$55	$26,144	$117
Corporate bonds	—	—	3,716	284
	$13,946	$55	$29,860	$401

The unrealized losses at December 31, 2025 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record an ACL on securities in an unrealized loss position at December 31, 2025 as management did not believe any of the securities were impaired due to credit quality reasons. The issuers of these securities continue to make scheduled and timely principal and interest payments, as applicable, under the contractual term of the securities, so management believes the entire principal balance will be collected as scheduled. Additionally, management does not have the intent to sell any of the securities, and believes that it is more likely than not that the Company will not be required to sell the securities before the recovery of the remaining amortized cost, which could be at maturity. The fair value is expected to recover as the securities approach their maturity date, if not before, or if market yields decline.

The amortized cost and estimated fair value of AFS debt securities as of December 31, 2025, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity categories in the table below.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Five years through ten years	$4,000	$3,743
	4,000	3,743
MBS	805,099	825,961
	$809,099	$829,704

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	December 31, 2025	September 30, 2025
	(Dollars in thousands)
Public unit deposits	$157,703	$150,916
Federal Reserve Bank of Kansas City ("FRB of Kansas City") borrowings	86,733	91,130
	$244,436	$242,046

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at December 31, 2025 and September 30, 2025 are summarized as follows:

	December 31, 2025	September 30, 2025
	(Dollars in thousands)
One- to four-family:
Originated	$3,725,622	$3,774,134
Correspondent purchased	1,953,011	2,000,216
Bulk purchased	112,168	114,231
Construction	15,228	16,054
Total	5,806,029	5,904,635
Commercial:
Commercial real estate	1,874,506	1,709,990
Commercial and industrial	219,909	210,119
Commercial construction	184,227	195,886
Total	2,278,642	2,115,995
Consumer:
Home equity	107,490	104,809
Other	7,814	8,436
Total	115,304	113,245

Total loans receivable	8,199,975	8,133,875

Less:
ACL	24,572	24,039
Deferred loan fees/discounts	31,125	31,268
Premiums/deferred costs	(32,458)	(33,393)
	$8,176,736	$8,111,961

Lending Practices and Underwriting Standards - The Bank originates one- to four-family loans, originates and participates in commercial loans, and originates consumer loans primarily secured by one- to four-family residential properties. The Bank historically purchased one- to four-family loans from correspondent lenders, but during fiscal year 2024, the Bank suspended its one- to four-family correspondent lending channels for the foreseeable future.

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

When underwriting a commercial real estate or commercial construction loan, several factors are considered, such as the income producing potential of the property, cash equity provided by the borrower, the financial strength of the borrower, managerial expertise of the borrower or tenant, feasibility studies, lending experience with the borrower and the marketability of the property. At the time of origination, the loan-to-value ratio ("LTV") on commercial real estate loans generally does not exceed 85% of the appraised value of the property securing the loans and the minimum debt service coverage ratio ("DSCR") is generally 1.15x. The Bank generally requires a guaranty on all commercial real estate loans, but for an experienced borrower with a strong DSCR and low LTV, the Bank may allow the guaranty percentage to be reduced or phased out, or the Bank may originate the loan as a non-recourse loan.

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

The Bank's commercial and industrial loans are generally made to borrowers located in Kansas and are underwritten on the basis of the borrower's ability to service the debt from income. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by longer-term assets. In general, commercial and industrial loans involve different types of credit risk than commercial real estate loans due to the nature of the loans and the type of collateral securing the loans. As a result of these complexities, variables and risks, commercial and industrial loans generally require evaluation of different metrics and factors before origination and require more monitoring and servicing after origination than other types of loans.

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

The underwriting standards for consumer loans include a determination of an applicant's payment history on other debts and an assessment of an applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of an applicant is a primary consideration, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount.

Credit Quality Indicators - Based on the Bank's lending emphasis and underwriting standards, management has segmented the loan portfolio into three segments: (1) one- to four-family; (2) consumer; and (3) commercial. These segments are further divided into classes for purposes of providing disaggregated credit quality information about the loan portfolio. The classes are: one- to four-family - originated, one- to four-family - correspondent purchased, one- to four-family - bulk purchased, consumer - home equity, consumer - other, commercial - commercial real estate, and commercial - commercial and industrial. One- to four-family construction loans are included in the originated class and commercial construction loans are included in the commercial real estate class. As part of the ongoing monitoring of the credit quality of the Company's loan portfolio, management tracks certain credit quality indicators, including trends related to loan classification and delinquency status.

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

The following tables set forth, as of the dates indicated, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. Amortized cost is the amount of unpaid principal of the loan, net of undisbursed funds, unamortized premiums and discounts, and deferred fees and costs. All revolving lines of credit and revolving lines of credit converted to term loans are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At December 31, 2025 and September 30, 2025, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off. The commercial real estate substandard loan amount presented in the "Current Fiscal Year" column is primarily related to two loans in the same borrowing relationship. These two loans were modified during the prior fiscal year and again in the current fiscal year and were classified as nonaccrual at both December 31, 2025 and September 30, 2025. The loans are recourse loans, have low LTVs, and have personal guarantees. There have been no charge-offs related to these two loans nor has management set aside a specific valuation allowance associated with these loans as of December 31, 2025 due to the low LTVs.

	December 31, 2025
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2025	2024	2023	2022	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$67,695	$230,356	$220,846	$286,216	$517,254	$2,381,029	$—	$—	$3,703,396
Special Mention	—	—	545	1,405	1,214	6,458	—	—	9,622
Substandard	—	—	—	362	531	13,535	—	—	14,428
Correspondent purchased
Pass	—	—	505	292,494	431,579	1,242,803	—	—	1,967,381
Special Mention	—	—	—	1,787	521	726	—	—	3,034
Substandard	—	—	—	—	161	4,869	—	—	5,030
Bulk purchased
Pass	—	—	—	—	—	108,798	—	—	108,798
Special Mention	—	—	—	—	—	1,580	—	—	1,580
Substandard	—	—	—	—	—	2,153	—	—	2,153
	67,695	230,356	221,896	582,264	951,260	3,761,951	—	—	5,815,422
Commercial:
Commercial real estate
Pass	260,657	646,049	242,040	405,815	206,103	211,817	9,908	—	1,982,389
Special Mention	—	7,219	—	—	15,150	79	—	—	22,448
Substandard	39,915	—	322	2,654	160	2,700	50	—	45,801
Commercial and industrial
Pass	26,021	84,123	24,882	24,996	12,682	7,027	38,952	—	218,683
Special Mention	—	192	—	—	37	—	350	—	579
Substandard	—	—	131	—	77	—	69	—	277
	326,593	737,583	267,375	433,465	234,209	221,623	49,329	—	2,270,177
Consumer:
Home equity
Pass	1,531	5,293	5,257	3,353	3,551	3,055	78,165	7,342	107,547
Special Mention	—	—	—	14	—	—	49	43	106
Substandard	—	99	—	—	—	8	58	77	242
Other
Pass	719	2,958	1,559	1,152	714	186	403	—	7,691
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	2	45	33	43	—	—	—	123
	2,250	8,352	6,861	4,552	4,308	3,249	78,675	7,462	115,709

Total	$396,538	$976,291	$496,132	$1,020,281	$1,189,777	$3,986,823	$128,004	$7,462	$8,201,308

	September 30, 2025
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2025	2024	2023	2022	2021	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$233,573	$232,879	$296,339	$529,728	$739,138	$1,722,587	$—	$—	$3,754,244
Special Mention	—	—	1,409	1,099	1,672	4,614	—	—	8,794
Substandard	—	—	363	568	469	12,005	—	—	13,405
Correspondent purchased
Pass	—	510	301,792	439,538	524,927	748,902	—	—	2,015,669
Special Mention	—	—	1,441	523	366	367	—	—	2,697
Substandard	—	—	—	615	263	4,153	—	—	5,031
Bulk purchased
Pass	—	—	—	—	—	110,862	—	—	110,862
Special Mention	—	—	—	—	—	1,564	—	—	1,564
Substandard	—	—	—	—	—	2,180	—	—	2,180
	233,573	233,389	601,344	972,071	1,266,835	2,607,234	—	—	5,914,446
Commercial:
Commercial real estate
Pass	639,555	292,900	396,152	208,604	111,266	134,388	9,775	—	1,792,640
Special Mention	7,587	—	36,266	16,060	—	80	—	—	59,993
Substandard	39,962	142	2,681	—	106	2,609	50	—	45,550
Commercial and industrial
Pass	103,700	25,950	26,082	14,387	5,555	1,923	31,287	—	208,884
Special Mention	—	—	—	44	—	—	355	—	399
Substandard	—	292	—	87	25	—	69	—	473
	790,804	319,284	461,181	239,182	116,952	139,000	41,536	—	2,107,939
Consumer:
Home equity
Pass	5,609	5,532	3,513	3,755	1,064	2,166	75,067	7,937	104,643
Special Mention	—	—	33	—	—	—	251	42	326
Substandard	100	—	—	—	—	11	57	42	210
Other
Pass	3,629	1,877	1,354	824	175	49	416	—	8,324
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	8	26	33	45	—	—	—	—	112
	9,346	7,435	4,933	4,624	1,239	2,226	75,791	8,021	113,615

Total	$1,033,723	$560,108	$1,067,458	$1,215,877	$1,385,026	$2,748,460	$117,327	$8,021	$8,136,000

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

	December 31, 2025
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2025	2024	2023	2022	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$67,695	$230,356	$221,329	$287,917	$517,443	$2,390,160	$—	$—	$3,714,900
30-89	—	—	62	—	1,538	7,728	—	—	9,328
90+/FC	—	—	—	66	18	3,134	—	—	3,218
Correspondent purchased
Current	—	—	505	293,482	430,728	1,244,258	—	—	1,968,973
30-89	—	—	—	799	1,372	2,948	—	—	5,119
90+/FC	—	—	—	—	161	1,192	—	—	1,353
Bulk purchased
Current	—	—	—	—	—	111,678	—	—	111,678
30-89	—	—	—	—	—	721	—	—	721
90+/FC	—	—	—	—	—	132	—	—	132
	67,695	230,356	221,896	582,264	951,260	3,761,951	—	—	5,815,422
Commercial:
Commercial real estate
Current	300,572	651,017	241,952	408,252	221,252	211,897	9,752	—	2,044,694
30-89	—	2,251	88	—	—	90	156	—	2,585
90+/FC	—	—	322	217	161	2,609	50	—	3,359
Commercial and industrial
Current	25,738	84,315	24,883	24,996	12,796	7,027	38,547	—	218,302
30-89	283	—	—	—	—	—	755	—	1,038
90+/FC	—	—	130	—	—	—	69	—	199
	326,593	737,583	267,375	433,465	234,209	221,623	49,329	—	2,270,177
Consumer:
Home equity
Current	1,531	5,392	5,169	3,353	3,482	3,033	78,086	7,188	107,234
30-89	—	—	88	14	69	27	166	172	536
90+/FC	—	—	—	—	—	3	20	102	125
Other
Current	719	2,952	1,559	1,151	711	127	403	—	7,622
30-89	—	6	—	1	34	59	—	—	100
90+/FC	—	2	45	33	12	—	—	—	92
	2,250	8,352	6,861	4,552	4,308	3,249	78,675	7,462	115,709

Total	$396,538	$976,291	$496,132	$1,020,281	$1,189,777	$3,986,823	$128,004	$7,462	$8,201,308

	September 30, 2025
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2025	2024	2023	2022	2021	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$233,573	$232,879	$298,045	$530,487	$740,699	$1,730,689	$—	$—	$3,766,372
30-89	—	—	66	908	473	5,873	—	—	7,320
90+/FC	—	—	—	—	107	2,644	—	—	2,751
Correspondent purchased
Current	—	510	302,960	440,138	525,556	749,725	—	—	2,018,889
30-89	—	—	273	161	—	2,664	—	—	3,098
90+/FC	—	—	—	377	—	1,033	—	—	1,410
Bulk purchased
Current	—	—	—	—	—	114,315	—	—	114,315
30-89	—	—	—	—	—	156	—	—	156
90+/FC	—	—	—	—	—	135	—	—	135
	233,573	233,389	601,344	972,071	1,266,835	2,607,234	—	—	5,914,446
Commercial:
Commercial real estate
Current	687,104	292,556	434,882	223,812	111,227	134,468	9,775	—	1,893,824
30-89	—	344	—	852	40	—	—	—	1,236
90+/FC	—	142	217	—	105	2,609	50	—	3,123
Commercial and industrial
Current	103,700	26,100	26,082	14,486	5,580	1,923	31,642	—	209,513
30-89	—	—	—	32	—	—	—	—	32
90+/FC	—	142	—	—	—	—	69	—	211
	790,804	319,284	461,181	239,182	116,952	139,000	41,536	—	2,107,939
Consumer:
Home equity
Current	5,709	5,481	3,546	3,755	1,064	2,171	75,137	7,826	104,689
30-89	—	51	—	—	—	—	198	195	444
90+/FC	—	—	—	—	—	6	40	—	46
Other
Current	3,615	1,847	1,353	856	175	49	416	—	8,311
30-89	15	42	20	—	—	—	—	—	77
90+/FC	7	14	14	13	—	—	—	—	48
	9,346	7,435	4,933	4,624	1,239	2,226	75,791	8,021	113,615

Total	$1,033,723	$560,108	$1,067,458	$1,215,877	$1,385,026	$2,748,460	$117,327	$8,021	$8,136,000

Gross Charge-Offs - The following tables present gross charge-offs, for the periods indicated, by class of financing receivable for the year of origination or most recent credit decision.

	For the Three Months Ended December 31, 2025
								Revolving
								Lines
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	of Credit
	Fiscal	Year	Year	Year	Year	Prior	Lines of	Converted to
	Year	2025	2024	2023	2022	Years	Credit	Term	Total
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Correspondent purchased	—	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	77	—	—	25	—	—	102
	—	—	77	—	—	25	—	—	102
Consumer:
Home equity	8	6	—	—	—	—	—	—	14
Other	—	—	—	—	7	—	—	—	7
	8	6	—	—	7	—	—	—	21

Total	$8	$6	$77	$—	$7	$25	$—	$—	$123

	For the Three Months Ended December 31, 2024
								Revolving
								Lines
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	of Credit
	Year	Year	Year	Year	Year	Prior	Lines of	Converted to
	2025	2024	2023	2022	2021	Years	Credit	Term	Total
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Correspondent purchased	—	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Consumer:
Home equity	5	11	—	—	—	—	—	—	16
Other	—	1	—	—	—	—	—	—	1
	5	12	—	—	—	—	—	—	17

Total	$5	$12	$—	$—	$—	$—	$—	$—	$17

Delinquent and Nonaccrual Loans - The following tables present the amortized cost, at the dates indicated, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total loans. At December 31, 2025 and September 30, 2025, all loans 90 or more days delinquent were on nonaccrual status.

	December 31, 2025
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$9,328	$3,218	$12,546	$3,714,900	$3,727,446
Correspondent purchased	5,119	1,353	6,472	1,968,973	1,975,445
Bulk purchased	721	132	853	111,678	112,531
Commercial:
Commercial real estate	2,585	3,359	5,944	2,044,694	2,050,638
Commercial and industrial	1,038	199	1,237	218,302	219,539
Consumer:
Home equity	536	125	661	107,234	107,895
Other	100	92	192	7,622	7,814
	$19,427	$8,478	$27,905	$8,173,403	$8,201,308

	September 30, 2025
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$7,320	$2,751	$10,071	$3,766,372	$3,776,443
Correspondent purchased	3,098	1,410	4,508	2,018,889	2,023,397
Bulk purchased	156	135	291	114,315	114,606
Commercial:
Commercial real estate	1,236	3,123	4,359	1,893,824	1,898,183
Commercial and industrial	32	211	243	209,513	209,756
Consumer:
Home equity	444	46	490	104,689	105,179
Other	77	48	125	8,311	8,436
	$12,363	$7,724	$20,087	$8,115,913	$8,136,000

The amortized cost of mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process as of December 31, 2025 and September 30, 2025 was $1.1 million and $1.0 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the tables above. The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $426 thousand at December 31, 2025 and $197 thousand at September 30, 2025.

The following table presents the amortized cost at December 31, 2025 and September 30, 2025, by class, of loans classified as nonaccrual. Nonaccrual loans with no ACL were individually evaluated for loss and any losses have been charged-off. The majority of the balance of commercial real estate nonaccrual loans at December 31, 2025 and September 30, 2025 related to two loans from the same borrowing relationship. The Bank entered into an agreement with the borrower which allows the borrower to not make payments on these two loans in the first quarter of calendar year 2026; therefore, these loans were considered nonaccrual at the dates indicated. See additional discussion related to these loans in the "Credit Quality Indicators - Loan Classification" section above.

	December 31, 2025		September 30, 2025
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
One- to four-family:
Originated	$3,218	$1,753	$2,751	$1,833
Correspondent purchased	1,353	269	1,409	—
Bulk purchased	132	—	135	—
Commercial:
Commercial real estate	43,364	43,364	43,087	43,087
Commercial and industrial	278	278	320	320
Consumer:
Home equity	125	—	46	—
Other	92	14	48	14
	$48,562	$45,678	$47,796	$45,254

Loan Modifications - The following tables present the amortized cost basis of loans, as of the dates indicated, that were both experiencing financial difficulties and modified during the periods noted, by class of financing receivable and by type of modification. Also presented in the tables is the percentage of the amortized cost basis of loans, at the dates indicated, that were modified to borrowers experiencing financial difficulties as compared to the amortized cost basis of each class of financing receivable during the periods noted. During the three months ended December 31, 2025 and 2024, there were no charge-offs related to loans modified during the respective periods. The Company has not committed to lend additional amounts to borrowers included in these tables. The commercial real estate payment delay modification during the three months ended December 31, 2025 was due primarily to two loans, discussed above, where the Bank entered into an agreement with the borrower which allows the borrower to not make payments until the first quarter of calendar year 2026. These two commercial loans were classified as substandard and nonaccrual at December 31, 2025.

	For the Three Months Ended December 31, 2025
			Term
			Extension		Total
			and		Class of
	Payment	Term	Payment		Financing
	Delay	Extension	Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$138	$2,778	$619	$3,535	0.1%
Correspondent purchased	—	351	—	351	—
Bulk purchased	1,580	—	—	1,580	1.4
	1,718	3,129	619	5,466	0.1
Commercial:
Commercial real estate	39,914	—	—	39,914	1.9
Commercial and industrial	—	—	—	—	—
	39,914	—	—	39,914	1.8
Consumer loans:
Home equity	—	—	—	—	—
Other	—	—	—	—	—
	—	—	—	—	—

Total	$41,632	$3,129	$619	$45,380	0.6

	For the Three Months Ended December 31, 2024
			Term
			Extension		Total
			and		Class of
	Payment	Term	Payment		Financing
	Delay	Extension	Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$342	$917	$166	$1,425	0.04%
Correspondent purchased	—	—	—	—	—
Bulk purchased	—	—	—	—	—
	342	917	166	1,425	0.02
Commercial:
Commercial real estate	55	35	—	90	0.01
Commercial and industrial	—	19	—	19	0.01
	55	54	—	109	0.01
Consumer loans:
Home equity	20	—	—	20	0.02
Other	—	—	—	—	—
	20	—	—	20	0.02

Total	$417	$971	$166	$1,554	0.02

Financial effect of loan modifications - The table below presents the financial effect of loan modifications during the periods noted, including the weighted average payment delay and weighted average term extension.

For the Three Months Ended
	December 31, 2025		December 31, 2024
	Payment	Term	Payment	Term
	Delay	Extension	Delay	Extension
One- to four-family:
Originated	8 months	48 months	8 months	15 months
Correspondent purchased	N/A	21 months	N/A	N/A
Bulk purchased	10 months	N/A	N/A	N/A

Commercial:
Commercial real estate	11 months	N/A	6 months	3 months
Commercial and industrial	N/A	N/A	N/A	6 months

Consumer:
Consumer home equity	N/A	N/A	7 months	N/A

Performance of loan modifications - The Company closely monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans, based on amortized cost, by class of financing receivable as of December 31, 2025 and December 31, 2024, on loans modified during the preceding 12-months for borrowers experiencing financial difficulty that were delinquent as of December 31, 2025 and December 31, 2024, respectively. All other loans modified to borrowers experiencing financial difficulty during the periods noted were current as of December 31, 2025 and December 31, 2024.

	As of December 31, 2025			As of December 31, 2024
	30 to 89 Days Delinquent	90 or More Days Delinquent or in Foreclosure	Total Delinquent Loans	30 to 89 Days Delinquent	90 or More Days Delinquent or in Foreclosure	Total Delinquent Loans
	(Dollars in thousands)
One- to four-family:
Originated	$652	$727	$1,379	$1,644	$187	$1,831
Correspondent purchased	—	—	—	461	—	461
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	192	192
Commercial and industrial	—	—	—	—	227	227
Consumer loans:
Home equity	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$652	$727	$1,379	$2,105	$606	$2,711

The following table presents the amortized cost basis of loans that had a payment default during the three months ended December 31, 2025 or December 31, 2024 and were modified to borrowers experiencing financial difficulty in the 12-months prior to the default date, by class of financing receivable and by type of modification. The Company considers "default" to mean 90 days or more past due under the modified terms.

	For the Three Months Ended
	December 31, 2025			December 31, 2024
		Term		Term
		Extension		Extension
		and		and
	Term	Payment		Payment
	Extension	Delay	Total	Delay
	(Dollars in thousands)
One- to four-family:
Originated	$442	$285	$727	$213
Correspondent purchased	—	—	—	422
Bulk purchased	—	—	—	—
Commercial:
Commercial real estate	—	—	—	192
Commercial and industrial	—	—	—	227
Consumer loans:
Home equity	—	—	—	—
Other	—	—	—	—
Total	$442	$285	$727	$1,054

Allowance for Credit Losses - The following table summarizes ACL activity, by loan portfolio segment, for the periods presented.

	For the Three Months Ended December 31, 2025
		Commercial
	One- to four-	Commercial	Commercial
	Family	Real Estate	and Industrial	Total	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,046	$18,277	$2,499	$20,776	$217	$24,039
Charge-offs	—	—	(102)	(102)	(21)	(123)
Recoveries	—	—	2	2	2	4
Provision for credit losses	(204)	1,419	(573)	846	10	652
Ending balance	$2,842	$19,696	$1,826	$21,522	$208	$24,572

	For the Three Months Ended December 31, 2024
		Commercial
	One- to four-	Commercial	Commercial
	Family	Real Estate	and Industrial	Total	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,673	$17,968	$1,186	$19,154	$208	$23,035
Charge-offs	—	—	—	—	(17)	(17)
Recoveries	3	20	—	20	1	24
Provision for credit losses	81	1,802	23	1,825	49	1,955
Ending balance	$3,757	$19,790	$1,209	$20,999	$241	$24,997

The key assumptions in the Company's ACL model at December 31, 2025 include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at December 31, 2025. The key assumptions utilized in estimating the Company's ACL at December 31, 2025 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected an economic forecast that was the most appropriate considering the facts and circumstances at December 31, 2025. The forecasted economic indices applied to the model at December 31, 2025 were the national unemployment rate, changes in commercial real estate price index, changes in home values, changes in the U.S. consumer price index, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at December 31, 2025 was the national unemployment rate. The forecasted national unemployment rate in the economic scenario selected by management at December 31, 2025 had the national unemployment rate gradually increasing to 4.8% by December 31, 2026, which was the end of our four-quarter forecast time period.
•Forecast and reversion to mean time periods - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at December 31, 2025.
•Prepayment and curtailment assumptions - The assumptions used at December 31, 2025 were generally based on actual historical prepayment and curtailment speeds, adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary for each respective loan pool in the model.
•Qualitative factors - Management applied qualitative factors at December 31, 2025 to account for large dollar commercial real estate loan concentrations and potential risk of loss in market value for newer one-to four-family loans. These qualitative factors were applied to account for credit risks not fully reflected in the discounted cash flow model.
◦The Company's commercial real estate loans generally have low LTVs and strong DSCRs which serve as indicators that losses in the commercial real estate loan portfolio might be unlikely; however, because there is uncertainty surrounding the nature, timing, and amount of expected losses, management believes that in the event of a realized loss within the large dollar commercial real estate loan pool, the magnitude of such a loss could be significant. The large dollar commercial real estate loan concentration qualitative factor addresses the risk associated with a large dollar relationship deteriorating due to a loss event. As part of its analysis, management considered external data including historical commercial real estate price index trending information from a variety of sources to help determine the amount of this qualitative factor.
◦For one- to four-family loans, management believes there is potential risk of loss in market value in an economic downturn related to, in particular, newer originations where property values have not experienced price appreciation, as compared to more seasoned loans in our portfolio, and applied a qualitative factor to account for this risk. To determine the appropriate amount of the one- to four-family loan qualitative factor as of December 31, 2025, management considered external historical home price index trending information, along with historical loan loss experience, and portfolio balance trending, the one-to four-family loan portfolio composition with regard to loan size, and management's knowledge of the Bank's loan portfolio and the one- to four-family lending industry.

Reserve for Off-Balance Sheet Credit Exposures - At December 31, 2025 and September 30, 2025, the Bank's off-balance sheet credit exposures totaled $748.7 million and $821.6 million, respectively.

The following table summarizes the change in reserve for off-balance sheet credit exposures during the periods indicated. The increase in the reserve for off-balance sheet credit exposures as of December 31, 2025 compared to December 31, 2024 was due primarily to an increase in commercial off-balance sheet credit exposures between periods.

	For the Three Months Ended
	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Beginning balance	$5,546	$6,003
Provision for credit losses	454	(1,278)
Ending balance	$6,000	$4,725

5. BORROWED FUNDS
FHLB Borrowings and Interest Rate Swap Agreement - At December 31, 2025 and September 30, 2025, the Bank had an interest rate swap agreement with a notional amount of $100.0 million in order to hedge the variable cash flows associated with $100.0 million of adjustable-rate FHLB advances. At December 31, 2025 and September 30, 2025, the interest rate swap agreement had an average remaining term to maturity of 2.4 years and 2.7 years, respectively. The interest rate swap was designated as a cash flow hedge and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreement. At December 31, 2025 and September 30, 2025, the interest rate swap was in a gain position with a fair value of $765 thousand and $926 thousand, respectively, which was reported in other assets on the consolidated balance sheet. During the three months ended December 31, 2025 and 2024, $206 thousand and $698 thousand, respectively, was reclassified from AOCI as a decrease to interest expense. At December 31, 2025, the Company estimated that $439 thousand of interest expense associated with the interest rate swap would be reclassified from AOCI as a decrease to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank held cash collateral of $960 thousand at December 31, 2025 and $920 thousand at September 30, 2025.

During the three months ended December 31, 2025, the Bank refinanced a $50.0 million fixed-rate advance with a weighted average effective rate of 4.03% and a weighted average life ("WAL") of 0.5 years, and replaced it with a $50.0 million fixed-rate advance with a weighted average effective rate of 3.64% and a WAL of 2.0 years. This transaction resulted in prepayment fees of $11 thousand, which will be recognized in interest expense over the life of the new FHLB advance.

6. INCOME TAXES
At December 31, 2025, the Company had a federal and state net operating loss deferred income tax asset of $11.5 million. The gross federal net operating loss amount at December 31, 2025 was $46.4 million and the gross state net operating loss amount at December 31, 2025 was $57.4 million. The gross federal and state net operating losses will carry forward indefinitely. In addition, the Company had a $24.8 million and $22.3 million deferred tax asset as of December 31, 2025 and September 30, 2025, respectively, related to federal tax credits that will not be utilized on the Company's federal tax return due to income tax return income limitations. The majority of the federal tax credits relate to low income housing tax credits. Federal tax credits carry forward for 20 years.

The Company assesses the available positive and negative evidence surrounding the recoverability of its deferred tax assets and applies its judgment in estimating the amount of the valuation allowance necessary under the circumstances. At December 31, 2025 and September 30, 2025, the Company had a valuation allowance of $52 thousand and $42 thousand, respectively, related to the net operating losses generated by the Company's consolidated Kansas corporate income tax return, as management believes there will not be sufficient taxable income to fully utilize these deferred tax assets before they begin to expire in 2028 and thereafter. For this reason, a valuation allowance was recorded for the related amounts at December 31, 2025 and September 30, 2025. No additional valuation allowances were recorded for the Company's other deferred tax assets, as management believes it is more likely than not that these amounts will be realized through the reversal of the Company's existing taxable temporary differences and projected future taxable income.

On July 4, 2025, the H.R. 1 - One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others being phased in through 2027. The Company has evaluated the potential impact of the OBBBA on its financial statements and, based on its assessment, the legislation is not expected to have a material impact on its financial statements.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements – The Company uses fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures in accordance with Accounting Standards Codification ("ASC") 820 and ASC 825. The Company's AFS securities and interest rate swap are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other financial instruments on a non-recurring basis, such as OREO and loans individually evaluated for impairment. These non-recurring fair value adjustments involve the application of lower of cost or fair value accounting or write-downs of individual financial instruments.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The Company primarily uses prices obtained from third-party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third-party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third-party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third-party pricing service when determining the fair value of its securities during the three months ended December 31, 2025 or during fiscal year 2025. The Company's major security types, based on the nature and risks of the securities, are:
•MBS - The majority of these securities are issued by Government Sponsored Enterprises ("GSEs"). Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•Corporate Bonds and Municipal Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swap - The Company's interest rate swap is designated as a cash flow hedge and is reported at fair value in other assets on the consolidated balance sheet if in a gain position and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rate swap is obtained from the counterparty and is determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair value by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair value obtained from the counterparty during the three months ended December 31, 2025 or during fiscal year 2025. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. All of the Company's financial instruments measured at fair value on a recurring basis were assets at December 31, 2025 and September 30, 2025. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2025 or September 30, 2025.

	December 31, 2025
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
MBS	$825,961	$—	$825,961	$—
Corporate bonds	3,743	—	3,743	—
	829,704	—	829,704	—
Interest rate swap	765	—	765	—
	$830,469	$—	$830,469	$—

	September 30, 2025
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
MBS	$863,500	$—	$863,500	$—
Corporate bonds	3,716	—	3,716	—
	867,216	—	867,216	—
Interest rate swap	926	—	926	—
	$868,142	$—	$868,142	$—

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

Loans Receivable – The fair value of collateral dependent loans individually evaluated for loss on a non-recurring basis during the three months ended December 31, 2025 and 2024 that were still held in the portfolio as of December 31, 2025 and 2024 was $48.4 million and $43.6 million, respectively. Fair values of collateral dependent loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the three months ended December 31, 2025 or 2024 were downward adjustments to the book value of the collateral for lack of marketability. During the three months ended December 31, 2025, the adjustments ranged from 20% to 100%, with a weighted average of 23%. During the three months ended December 31, 2024, the adjustments ranged from 10% to 99%, with a weighted average of 21%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

OREO – OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value. The fair value for one- to four-family OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for one- to four-family OREO was the appraisal or listing price. The fair value of one- to four-family OREO measured on a non-recurring basis during the three months ended December 31, 2025 that was still held in the portfolio as of December 31, 2025 was $90 thousand. The carrying value of the properties equaled the fair value of the properties at December 31, 2025. There was no one- to four-family OREO measured on a non-recurring basis during the three months ended December 31, 2024

For commercial OREO, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable input for commercial OREO is downward adjustments to book value of the collateral for lack of marketability. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. There was no commercial OREO measured on a non-recurring basis during the three months ended December 31, 2025 and 2024.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	December 31, 2025
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$232,634	$232,634	$232,634	$—	$—
AFS securities	829,704	829,704	—	829,704	—
Loans receivable	8,176,736	8,035,834	—	—	8,035,834
FHLB stock	85,060	85,060	85,060	—	—
Interest rate swap	765	765	—	765	—
Liabilities:
Deposits	6,758,632	6,766,410	3,760,152	3,006,258	—
Borrowings	1,829,914	1,836,030	—	1,836,030	—

	September 30, 2025
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$252,443	$252,443	$252,443	$—	$—
AFS securities	867,216	867,216	—	867,216	—
Loans receivable	8,111,961	7,902,077	—	—	7,902,077
FHLB stock	90,662	90,662	90,662	—	—
Interest rate swap	926	926	—	926	—
Liabilities:
Deposits	6,591,448	6,597,102	3,578,768	3,018,334	—
Borrowings	1,950,770	1,952,458	—	1,952,458	—

8. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods presented.

	For the Three Months Ended December 31, 2025
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$15,052	$703	$15,755
Other comprehensive income (loss), before reclassifications	574	83	657
Amount reclassified from AOCI, net of taxes of $65	—	(206)	(206)
Other comprehensive (loss)	574	(123)	451
Ending balance	$15,626	$580	$16,206

	For the Three Months Ended December 31, 2024
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$20,032	$1,595	$21,627
Other comprehensive income (loss), before reclassifications	(11,742)	2,375	(9,367)
Amount reclassified from AOCI, net of taxes of $222	—	(698)	(698)
Other comprehensive income (loss)	(11,742)	1,677	(10,065)
Ending balance	$8,290	$3,272	$11,562

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
•the strength of the U.S. economy in general and in the local economies in which we conduct operations, including areas where we have purchased large amounts of correspondent loans, originated commercial loans, and entered into commercial loan participations;
•changes in real estate values, unemployment levels, general economic trends, and the level and direction of loan delinquencies and charge-offs may require changes in the estimates of the adequacy of the ACL and adversely affect our business;
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
•the effects of, and changes in, trade and fiscal policies and foreign and military policies of the United States government;
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

This list of factors is not all inclusive. For a discussion of risks and uncertainties related to our business that could adversely impact our operations and/or financial results, see "Part I, Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025 and Part II, Item 1A. Risk Factors within this Quarterly Report on Form 10-Q. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

As used in this Form 10-Q, unless we specify or the context indicates otherwise, "the Company," "we," "us," and "our" refer to Capitol Federal Financial, Inc. a Maryland corporation, and its subsidiaries. "Capitol Federal Savings," and "the Bank," refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial, Inc.

The following discussion and analysis is intended to assist in understanding the financial condition, results of operations, liquidity, and capital resources of the Company. The Bank comprises almost all of the consolidated assets and liabilities of the Company and the Company is dependent primarily upon the performance of the Bank for the results of its operations. Because of this relationship, references to management actions, strategies and results of actions apply to both the Bank and the Company except where the context indicates otherwise. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC.

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

Critical Accounting Estimates
Our most critical accounting estimate is our methodology used to determine the ACL and reserve for off-balance sheet credit exposures. This estimate is important to the presentation of our financial condition and results of operations, involves a high degree of complexity, and requires management to make difficult and subjective judgments that may require assumptions about highly uncertain matters. The use of different judgments, assumptions, and estimates could affect reported results materially. This critical accounting estimate and its application is reviewed at least annually by the audit committee of our Board of Directors. For a full discussion of our critical accounting estimates, see "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Executive Summary
The following summary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section in its entirety.

The Company recognized net income of $20.3 million, or $0.16 per share, for the quarter ended December 31, 2025 compared to net income of $15.4 million, or $0.12 per share, for the quarter ended December 31, 2024. The increase in net income was due mainly to higher net interest income, partially offset by higher non-interest expense and income tax expense. The net interest margin increased 33 basis points, from 1.86% for the prior year quarter to 2.19% for the current quarter. The increase was due mainly to growth in the higher yielding commercial loan portfolio.

The Bank continues its progression from a primarily retail oriented financial institution to a full-service commercial bank by strategically growing all aspects of commercial banking through investments in technology, people, products, and services. For additional discussion, see the "Strategic Banking Initiatives" section below.

The Company's efficiency ratio was 53.66% for the current quarter compared to 57.86% for the prior year quarter. The improvement in the efficiency ratio was due primarily to higher net interest income compared to the prior year quarter, partially offset by higher non-interest expense. The Company's operating expense ratio (annualized) for the current quarter was 1.24% compared to 1.14% for the prior year quarter. The operating expense ratio was higher in the current quarter due mainly to higher non-interest expense, partially offset by higher average assets compared to the prior year quarter.

The loan portfolio totaled $8.18 billion at December 31, 2025, a $64.8 million increase from September 30, 2025. Commercial loans grew $162.6 million, mainly in the commercial real estate portfolio, partially offset by a $98.6 million decrease in one- to four-family loans due primarily to repayments exceeding originations as cash flows from this portfolio are being used to fund commercial loan growth. It is expected that repayments from our one- to four-family loan portfolio will continue to be directed toward supporting commercial loan growth, aligning with our ongoing commitment to expand commercial banking services. The Bank expects to fund approximately $60.0 million of undisbursed amounts on existing commercial real estate and commercial construction loans and approximately $5.0 million of commercial real estate and commercial construction commitments during the March 31, 2026 quarter. The near-term projected growth for commercial loan balances is approximately 1% in the quarter ending March 31, 2026, with projected overall commercial loan growth of approximately 18% for the current fiscal year. The weighted average DSCR for commercial loan originations and new participations during the current quarter was 2.52x and the weighted average LTV for commercial real estate and construction loans originated and new participations was 72%. The weighted average DSCR and LTV for our commercial real estate and construction loan portfolio was 1.73x and 63%, respectively, at December 31, 2025.

The Bank's asset quality remains strong, reflected in the continued low level of loan delinquency and charge-off ratios. At December 31, 2025, loans 30 to 89 days delinquent were 0.24% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.10% of total loans receivable, net. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Asset Quality - Delinquent and nonaccrual loans and OREO" below for additional discussion. During the current quarter, the Bank had net charge-offs ("NCOs") of $119 thousand.

Total deposits were $6.76 billion at December 31, 2025, an increase of $167.2 million compared to September 30, 2025. The increase in deposits was due mainly to increases in the Bank's high yield savings account offering and retail checking accounts. Management has continued to focus on retaining and growing deposits through the Bank's high yield savings account product, which, as of December 31, 2025, had an annual percentage yield of 3.80% for accounts that meet the $10 thousand balance minimum. The annual percentage yield on the high yield savings account product decreased to 3.70% mid-January 2026.

Total borrowings were $1.83 billion at December 31, 2025, a decrease of $120.9 million compared to September 30, 2025. The decrease was due primarily to the maturity of $100.0 million in borrowings that were not replaced, along with principal payments made on the Bank's amortizing FHLB advances. Cash flows from the deposit portfolio were used to pay down borrowings during the current quarter. Management estimated that the Bank had $4.09 billion in liquidity available at December 31, 2025, based on the Bank's blanket collateral agreement with the FHLB, available brokered and public unit deposit capacity, unencumbered securities, and cash and cash equivalent balances.

Stockholders' equity totaled $1.04 billion at December 31, 2025, a decrease of $6.4 million from September 30, 2025 due to strategic share repurchases and dividend payments, continuing our efforts to enhance stockholder value. During the current quarter, the Company repurchased 2,376,633 shares of common stock at an average price of $6.86 per share, or $16.3 million in total, and paid regular quarterly dividends totaling $11.0 million, or $0.085 per share. As of December 31, 2025, the Bank's capital ratios exceeded the well-capitalized requirements. The Bank's community bank leverage ratio ("CBLR") as of December 31, 2025 was 9.5%.

At December 31, 2025, the gap between the Bank's interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.23) billion, or (12.6%) of total assets, compared to $(983.6) million, or (10.1%) of total assets, at September 30, 2025. See additional discussion in "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk." As of December 31, 2025, the Bank was in compliance with its internal policy thresholds for sensitivity to changes in interest rates.

Strategic Banking Initiatives

The Company continues its progression to a full-service commercial bank by investing in technology, people, products, and services. Our investments in technology have allowed us to launch new services and products, while our seasoned and well-connected commercial bankers and our trust and wealth advisors deliver access to new customer groups. Our expanded product suite of treasury management services enables us to service these new customers. Increased marketing and business development efforts have increased the depth of customer relationships. As we move through the third year of our digital transformation, we are seeing our efforts bear fruit and expect progress to continue.

Strategic Actions. The long-term success of our transition to a full-service bank is predicated on management's continued focus on deepening relationships with consumer and commercial customers. Management and the Board have committed resources to support the growth of talented, skilled, and experienced bankers, investments in technology, expanded marketing and outreach, as well as the development and increased internal monitoring of performance metrics intended to ensure we are on the path to achieve our performance objectives. Through our experienced relationship managers, we deliver customized solutions using advanced digital platforms and sophisticated cash management tools. We are leveraging our centralized organizational structure to respond quickly to customers. We are actively pursuing opportunities to expand our non-interest-bearing, commercial deposit base and diversify fee-based revenue streams through strategic growth in treasury management services, trust and wealth management services, insurance, and small business banking.

Commercial Lending. During the first quarter of the current fiscal year, we closed on $364.6 million in commercial loans, compared to $263.1 million during the quarter ended September 30, 2025. Commercial loans continue to grow as a percentage of our overall loan portfolio, comprising 28% of our loan portfolio at December 31, 2025, compared to 26% and 21% at September 30, 2025 and December 31, 2024, respectively. To maintain strong credit quality, in addition to disciplined underwriting and ongoing credit administration, we monitor concentration levels by collateral type, geographic location and borrowing relationship. The Bank utilizes commercial loan pricing and profitability software that provides insights on new lending opportunities based on the full customer banking relationship. We utilize software that provides market intelligence regarding competitor pricing to assist loan officers when preparing a loan offering. This enhances our ability to profitably compete with other financial institutions in our markets as well as those outside our markets.

Treasury Management. The Bank services commercial customers through a competitive suite of treasury management products and an experienced team of treasury management officers. This team is focused on the deposit and cash management needs of commercial customers and growing this line of business through the acquisition of new customers located in our immediate market areas, as well as those we lend to outside of our local market areas. In fiscal year 2026, a team of business development officers is also tasked with growing the deposit base within the small business customer segment, focused on serving small businesses in our market areas with a dedicated line of products specifically designed for these customers. Our treasury management officers and business development officers often land depository relationships independent of a lending relationship. This will be a focus area for our sales teams as well as the Bank continues to diversify funding sources and seeks to increase fee revenue tied to depository accounts. During the second quarter of fiscal year 2026, the Bank expects to introduce digital onboarding for small business customers using industry-leading risk management and screening tools, which will replace many manual verification tasks. We are evaluating additional technology in order to capture a larger share of this business with even more products and services. Within calendar year 2026, we expect to implement new technology for lockbox services, integrated accounts receivables, purchase cards, and corporate cards.

Digital Banking. We are advancing towards a seamless digital banking experience for all customers, enhancing the Bank's ability to attract and retain deposits and lower the cost to service our customers. This strategy includes a new deposit account onboarding platform and digital banking enhancements for debit cardholders, which will allow customers to begin using their card immediately online and in digital wallets without waiting for the delivery of a physical card. These enhancements are on track to be implemented in the second quarter of fiscal year 2026. The Bank is taking advantage of fintech plug-in technologies that we expect will integrate into our digital banking experience for consumers, small businesses, and commercial customers.

Wealth Management. We have begun to implement private wealth management products and services, with some customers on-boarded during the first quarter of the current fiscal year. We are continuing to expand our comprehensive suite of private banking products and services which is a new line of business for the Bank. Private banking relationships are defined as customers with $5.0 million or more in personal relationships with the Bank by way of loans, deposits, or assets under management. We believe that our private banking line of business will be a gateway to driving revenue growth from off-balance sheet assets and bridge the gap between high-net-worth depository customers, small business owners and key commercial customers and create corporate trustee opportunities for the Bank.

Stockholder Value. Delivering long-term sustainable stockholder value continues to be our North Star while also maintaining a strong capital position. As part of our historically robust and disciplined approach to capital management, we continue to generate returns to stockholders through dividend payments and share repurchases. Total dividends declared and paid during fiscal year 2025 were $44.3 million. During the first quarter of fiscal year 2026, the Company repurchased 2,376,633 shares for $16.3 million and paid regular quarterly cash dividends totaling $11.0 million, or $0.085 per share. Since completing our second-step conversion in December 2010, we have returned $2.03 billion to stockholders through $1.58 billion in cash dividends and $456.2 million in share repurchases. For the remainder of fiscal year 2026, it is the intention of the Board of Directors to continue the regular quarterly cash dividend of $0.085 per share and to seek further opportunities for value-enhancing share repurchases.

Financial Condition

The following table summarizes the Company's financial condition at the dates indicated.

			Annualized
	December 31,	September 30,	Percent
	2025	2025	Change
	(Dollars and shares in thousands)
Total assets	$9,778,400	$9,778,701	—%
AFS securities	829,704	867,216	(17.3)
Loans receivable, net	8,176,736	8,111,961	3.2
Deposits	6,758,632	6,591,448	10.1
Borrowings	1,829,914	1,950,770	(24.8)
Stockholders' equity	1,041,320	1,047,677	(2.4)
Equity to total assets at end of period	10.6%	10.7%
Average number of basic and diluted shares outstanding	128,953	129,874	(2.8)
The loan portfolio increased $64.8 million during the current quarter, as cash flows from the securities portfolio were used to fund loan growth. Commercial loans grew $162.6 million, mainly in the commercial real estate portfolio, partially offset by a $98.6 million decrease in one- to four-family loans. Deposits increased $167.2 million during the current quarter, due mainly to the Bank's high yield savings account offering and retail checking accounts. Borrowings decreased $120.9 million due to borrowings that matured during the current quarter and were not replaced, along with principal payments made on the Bank's amortizing FHLB advances. Cash flows from the increase in the deposit portfolio were used to pay down borrowings. Stockholders' equity decreased $6.4 million during the current quarter, due primarily to strategic share repurchases and dividend payments, partially offset by net income.

Loans Receivable. The following table presents information related to the composition of our loan portfolio in terms of dollar amounts, weighted average rates, and percentage of total as of the dates indicated. One- to four-family purchased loans in the following tables include correspondent purchased loans and bulk purchased loans.

	December 31, 2025		September 30, 2025		December 31, 2024
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,725,622	3.82%	$3,774,134	3.78%	$3,907,809	3.64%
Purchased	2,065,179	3.50	2,114,447	3.49	2,286,876	3.45
Construction	15,228	6.14	16,054	6.17	19,165	6.35
Total	5,806,029	3.71	5,904,635	3.68	6,213,850	3.58
Commercial:
Commercial real estate	1,874,506	5.74	1,709,990	5.82	1,353,482	5.48
Commercial and industrial	219,909	6.74	210,119	6.92	131,267	6.66
Commercial construction	184,227	6.83	195,886	6.42	161,744	6.14
Total	2,278,642	5.93	2,115,995	5.98	1,646,493	5.64
Consumer loans:
Home equity	107,490	7.76	104,809	8.15	103,006	8.31
Other	7,814	5.56	8,436	5.55	9,680	5.77
Total	115,304	7.61	113,245	7.96	112,686	8.09
Total loans receivable	8,199,975	4.38	8,133,875	4.34	7,973,029	4.07

Less:
ACL	24,572		24,039		24,997
Deferred loan fees/discounts	31,125		31,268		30,973
Premiums/deferred costs	(32,458)		(33,393)		(36,497)
Total loans receivable, net	$8,176,736		$8,111,961		$7,953,556

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

	For the Three Months Ended
	December 31, 2025		December 31, 2024
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$8,133,875	4.34%	$7,923,251	4.02%
Originated and refinanced	376,869	6.40	265,731	6.76
Participations	83,520	6.37	69,790	7.21
Change in undisbursed loan funds	(44,036)		(36,990)
Repayments	(349,905)		(248,760)
Principal (charge-offs)/recoveries, net	(119)		7
Other	(229)		—
Ending balance	$8,199,975	4.38	$7,973,029	4.07

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

	For the Three Months Ended
	December 31, 2025			December 31, 2024
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Commercial:
Commercial real estate
Fixed-rate	$148,799	6.30%	32.3%	$28,494	7.03%	8.5%
Adjustable-rate	58,941	6.30	12.8	119,055	6.79	35.5
	207,740	6.30	45.1	147,549	6.84	44.0
Commercial and industrial
Fixed-rate	30,393	6.62	6.6	16,875	7.49	5.0
Adjustable-rate	3,712	6.36	0.8	9,811	7.28	2.9
	34,105	6.59	7.4	26,686	7.41	7.9
Commercial construction
Fixed-rate	98,172	6.59	21.4	1,135	8.00	0.4
Adjustable-rate	24,584	7.04	5.3	65,906	7.47	19.6
	122,756	6.68	26.7	67,041	7.47	20.0
Total commercial
Fixed-rate	277,364	6.44	60.3	46,504	7.22	13.9
Adjustable-rate	87,237	6.51	18.9	194,772	7.04	58.0
	364,601	6.45	79.2	241,276	7.08	71.9

One- to four-family and consumer:
One- to four-family
Fixed-rate	49,930	5.95	10.8	75,736	5.91	22.6
Adjustable-rate	32,458	5.79	7.1	5,809	6.50	1.7
	82,388	5.89	17.9	81,545	5.95	24.3
Consumer
Fixed-rate	1,959	8.15	0.4	2,144	8.25	0.6
Adjustable-rate	11,441	7.96	2.5	10,556	8.28	3.2
	13,400	7.99	2.9	12,700	8.28	3.8
One- to four-family and consumer
Fixed-rate	51,889	6.03	11.3	77,880	5.98	23.2
Adjustable-rate	43,899	6.36	9.5	16,365	7.65	4.9
	95,788	6.18	20.8	94,245	6.27	28.1

Total commercial, one- to four-family, and consumer
Fixed-rate	329,253	6.37	71.6	124,384	6.44	37.1
Adjustable-rate	131,136	6.46	28.4	211,137	7.09	62.9
	$460,389	6.40	100.0%	$335,521	6.85	100.0%

Commercial participations included above:
Fixed-rate	$83,520	6.37%		$24,500	7.00%
Adjustable-rate	—	—		45,290	7.32
	$83,520	6.37		$69,790	7.21

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average LTV, and average balance per loan as of December 31, 2025. Credit scores were updated in September 2025 from a nationally recognized consumer rating agency. The LTVs were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,725,622	64.1%	3.82%	770	57%	$170
Purchased	2,065,179	35.6	3.50	768	60	378
Construction	15,228	0.3	6.14	778	43	331
	5,806,029	100.0%	3.71	769	58	212

The following table presents origination and refinance activity for our one- to four-family loan portfolio, excluding endorsement activity, along with the weighted average rate, weighted average LTV and weighted average credit score for the quarter ended December 31, 2025. As of December 31, 2025, the Bank had one- to four-family loan and refinance commitments totaling $24.7 million at a weighted average rate of 5.97%.

			Credit
Amount	Rate	LTV	Score
(Dollars in thousands)
$82,388	5.89%	73%	764

Commercial Loans - The table below presents commercial loan origination and participation activity for the quarter ended December 31, 2025, along with weighted average LTV and weighted average DSCR. For commercial real estate and commercial construction loans, the LTV is calculated using the gross loan amount (composed of unpaid principal and undisbursed amounts) and the collateral value at the time of origination. For existing real estate, the "as is" value is used. If the property is to be constructed, the "as completed" value of the collateral is utilized. The DSCR is calculated based on historical borrower performance, or projected borrower performance for newly formed entities with no performance history.

	Originated		Participation		Total		Weighted	Weighted
	Amount	Rate	Amount	Rate	Amount	Rate	LTV	DSCR
	(Dollars in thousands)
Commercial real estate	$175,230	6.31%	$32,510	6.25%	$207,740	6.30%	71%	2.77x
Commercial and industrial	34,105	6.59	—	—	34,105	6.59	N/A	5.37
Commercial construction	71,746	6.85	51,010	6.45	122,756	6.68	73	1.29
	$281,081	6.48	$83,520	6.37	$364,601	6.45	72	2.52

The following table presents commercial loan disbursements, excluding lines of credit, during the periods indicated.

	For the Three Months Ended
	December 31, 2025		December 31, 2024
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Commercial real estate	$207,243	6.32%	$147,268	6.61%
Commercial and industrial	27,585	6.97	10,200	7.33
Commercial construction	70,004	6.65	46,968	6.24
	$304,832	6.46	$204,436	6.56

The following table presents the Bank's commercial real estate and commercial construction loans by type of primary collateral as of the dates indicated. Management anticipates fully funding the majority of the undisbursed amounts, as most are not cancellable by the Bank.

	December 31, 2025				September 30, 2025	December 31, 2024
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Hotel	32	$616,357	$67,562	$683,919	$603,124	$432,647
Senior housing	52	537,585	15,024	552,609	483,959	345,812
Multi-family	34	286,694	125,538	412,232	365,316	386,341
Retail building	126	314,868	88,114	402,982	334,665	336,135
Office building	73	86,540	6,583	93,123	136,058	128,410
One- to four-family property	301	61,805	3,976	65,781	70,420	63,879
Warehouse/manufacturing	51	62,969	1,799	64,768	58,853	34,569
Land	24	34,008	593	34,601	35,605	15,615
Single use building	25	32,821	262	33,083	33,718	40,061
Other	32	25,086	630	25,716	28,192	30,110
	750	$2,058,733	$310,081	$2,368,814	$2,149,910	$1,813,579

Weighted average rate		5.84%	6.68%	5.95%	5.99%	5.75%

The following table presents the unpaid principal balance of loans secured by non-owner occupied and owner occupied properties within the Bank's commercial real estate loan portfolio as of the dates indicated.

	December 31, 2025	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Non-owner occupied	$1,379,099	$1,271,905	$1,017,025
Owner occupied	161,736	167,925	166,147

The following table presents management's funding expectations for the Bank's commercial real estate and commercial construction undisbursed amounts and commitments outstanding as of December 31, 2025. Due to the nature of a revolving line of credit, management is unable to project funding expectations for those balances, so those amounts are presented separately.

	Projected Disbursements for the Quarters Ending
	March 31, 2026	June 30, 2026	September 30, 2026	Thereafter	Revolving Lines of Credit	Total
	(Dollars in thousands)
Undisbursed amounts	$59,605	$64,130	$47,032	$132,070	$7,244	$310,081
Commitments	4,775	8,518	8,652	56,982	—	78,927
	$64,380	$72,648	$55,684	$189,052	$7,244	$389,008

Weighted average rate	6.65%	6.73%	6.71%	6.72%	6.91%	6.71%

The following table summarizes the Bank's commercial real estate and commercial construction loans by the state in which the collateral is located, as of the dates indicated.

	December 31, 2025				September 30, 2025	December 31, 2024
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Kansas	542	$823,732	$86,977	$910,709	$799,827	$709,162
Missouri	120	310,295	41,926	352,221	354,772	305,835
Texas	20	246,508	54,841	301,349	312,805	330,283
Arizona	7	129,536	23,801	153,337	122,429	36,446
California	6	94,325	16,207	110,532	96,848	81,451
New York	2	109,482	—	109,482	109,828	60,000
Colorado	13	60,920	23,024	83,944	84,199	60,805
Tennessee	3	37,671	13,940	51,611	56,781	40,782
Washington	2	51,200	—	51,200	—	—
Other	35	195,064	49,365	244,429	212,421	188,815
	750	$2,058,733	$310,081	$2,368,814	$2,149,910	$1,813,579

The following table presents the Bank's commercial real estate and commercial construction loans by unpaid principal balance, aggregated by type of primary collateral and state, along with weighted average LTV and weighted average DSCR as of December 31, 2025. The LTV is calculated using the gross loan amount (composed of unpaid principal and undisbursed amounts) as of December 31, 2025 and the most current collateral value available, which is most often the value at origination/purchase. The DSCR is calculated at the time of origination and is updated at the time of subsequent loan renewals, financial reviews (for applicable loans and lending relationships), and any other time management is aware of changes that may impact the DSCR. The DSCR presented in the table below is based on the DSCR at the time of origination unless an updated DSCR has been calculated or the loan has reached the end of its stabilization period. In general, commercial borrowers with total loans of $2.5 million or more are reviewed at least annually to monitor financial performance.

	Kansas	Missouri	Texas	Arizona	New York	California	Other	Total
	(Dollars in thousands)
Hotel	$41,544	$20,648	$141,320	$106,709	$109,482	$90,096	$106,558	$616,357
Senior housing	323,857	141,629	—	—	—	—	72,099	537,585
Retail building	87,670	41,492	84,736	20,068	—	—	80,902	314,868
Multi-family	199,638	53,592	20,000	—	—	—	13,464	286,694
Office building	60,153	7,747	452	136	—	—	18,052	86,540
Warehouse/manufacturing	38,382	17,869	—	—	—	—	6,718	62,969
One- to four-family property	42,110	4,264	—	2,248	—	1,620	11,563	61,805
Land	7,119	152	—	—	—	—	26,737	34,008
Single use building	11,682	18,155	—	375	—	2,609	—	32,821
Other	11,577	4,747	—	—	—	—	8,762	25,086
	$823,732	$310,295	$246,508	$129,536	$109,482	$94,325	$344,855	$2,058,733

Weighted LTV	67%	66%	56%	54%	46%	51%	66%	63%
Weighted DSCR	2.03x	1.51x	1.40x	1.42x	1.55x	1.50x	1.68x	1.73x

The following table presents the unpaid principal balance of the Bank's commercial real estate and commercial construction loans aggregated by type of primary collateral, along with weighted average rate, LTV, and DSCR as of December 31, 2025.

		Unpaid	Weighted	Weighted	Weighted
	Count	Principal	Rate	LTV	DSCR
	(Dollars in thousands)
Hotel	32	$616,357	6.31%	54%	1.31x
Senior housing	52	537,585	5.21	73	1.64
Retail building	126	314,868	5.51	61	1.93
Multi-family	34	286,694	5.97	64	1.30
Office building	73	86,540	6.43	64	3.49
Warehouse/manufacturing	51	62,969	6.34	65	2.26
One- to four-family property	301	61,805	6.03	56	3.18
Land	24	34,008	6.24	71	4.19
Single use building	25	32,821	6.26	62	1.90
Other	32	25,086	5.89	53	2.09
	750	$2,058,733	5.84	63	1.73

The following table presents the Bank's commercial real estate and construction loans, including unpaid principal and undisbursed amounts, along with outstanding loan commitments as of December 31, 2025, categorized by aggregate gross loan and commitment amount, along with average loan amount, weighted average rate, LTV, and DSCR. For loans over $60.0 million, there was $152.2 million of such loans related to hotels in Arizona and California, $143.1 million related to multi-family properties in Kansas, and $69.6 million related to senior housing in Kansas. The largest loan included in the table below was $86.0 million, which was fully disbursed as of December 31, 2025, and is collateralized by a hotel in Arizona.

		Gross Loan
		and Commitment	Average	Weighted	Weighted	Weighted
	Count	Amounts	Amount	Rate	LTV	DSCR
	(Dollars in thousands)
Greater than $60 million	5	$364,957	$72,991	6.18%	60%	1.50x
>$50 to $60 million	3	164,252	54,751	5.66	61	1.45
>$40 to $50 million	2	97,162	48,581	6.15	57	1.59
>$30 to $40 million	10	349,885	34,989	5.85	64	1.27
>$20 to $30 million	18	433,755	24,098	6.13	65	1.29
>$10 to $20 million	27	380,861	14,106	6.43	67	1.51
>$5 to $10 million	37	262,319	7,090	5.71	70	2.57
$1 to $5 million	122	283,694	2,325	5.27	58	2.18
Less than $1 million	532	110,856	208	6.35	52	3.27
	756	$2,447,741	3,238	5.98	63	1.71

The following table summarizes the Bank's commercial and industrial loans by loan purpose as of the dates indicated. Of the $285.4 million of commercial and industrial loans at December 31, 2025, 59%, or $168.2 million, had a gross loan balance of $5.0 million or more. The largest commercial and industrial lending relationship at December 31, 2025 had a gross loan balance of $81.6 million, which represented 29% of the gross commercial and industrial loan balance at December 31, 2025. The Bank had no commercial and industrial loan commitments at December 31, 2025. Management anticipates growth in the commercial and industrial loan portfolio as the Bank advances its strategy to grow all aspects of commercial banking. However, given the inherent characteristics of these loans, balances will likely fluctuate over time.

	December 31, 2025				September 30, 2025	December 31, 2024
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Working capital	192	$101,869	$54,708	$156,577	$153,967	$86,186
Purchase/refinance business assets	48	49,586	306	49,892	49,805	42,066
Finance/lease vehicle	174	32,423	2,050	34,473	36,406	26,655
Purchase equipment	63	21,275	6,391	27,666	54,201	23,472
Other	19	14,756	2,059	16,815	7,508	8,143
	496	$219,909	$65,514	$285,423	$301,887	$186,522

Weighted average rate		6.74%	6.80%	6.75%	6.97%	6.83%

The following table summarizes the Bank's commercial and industrial loans by the state in which the borrower is located, as of December 31, 2025.

	Unpaid	Undisbursed	Gross Loan
	Principal	Amount	Amount
	(Dollars in thousands)
Kansas	$152,800	$60,796	$213,596
Arizona	11,923	—	11,923
Missouri	10,221	760	10,981
California	7,800	2,237	10,037
Ohio	9,785	215	10,000
Other	27,380	1,506	28,886
	$219,909	$65,514	$285,423

The following table presents the Bank's commercial and industrial loan portfolio, including unpaid principal and undisbursed amounts, along with outstanding loan commitments as of December 31, 2025, categorized by aggregate gross loan and commitment amounts and average loan amount. Both loans greater than $15.0 million related to working capital loans in Kansas. The largest loan included in the table below was $36.0 million, of which $16.3 million was undisbursed as of December 31, 2025. This loan is part of the $81.6 million commercial and industrial lending relationship mentioned above.

		Gross Loan
		and Commitment	Average
	Count	Amounts	Amount	DSCR
	(Dollars in thousands)
Greater than $15 million	2	$54,718	$27,359	1.56x
>$10 to $15 million	3	34,845	11,615	2.37
>$5 to $10 million	10	78,650	7,865	1.39
>$1 to $5 million	27	56,447	2,091	8.37
>$500 thousand to $1 million	32	23,700	741	3.46
Less than $500 thousand	422	37,063	88	4.02
	496	$285,423	575	3.43

Asset Quality

Delinquent and nonaccrual loans and OREO. The following table presents the Bank's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at December 31, 2025 and September 30, 2025, approximately 59% and 49%, respectively, were 59 days or less delinquent.

	December 31,		September 30,
	2025		2025
	Count	Amount	Count	Amount
	(Dollars in thousands)
One- to four-family:
Originated	83	$9,351	68	$7,338
Purchased	21	5,767	13	3,221
Commercial:
Commercial real estate	6	2,584	7	1,236
Commercial and industrial	5	1,039	1	32
Consumer	29	635	22	520
	144	$19,376	111	$12,347

Loans 30 to 89 days delinquent
to total loans receivable, net		0.24%		0.15%

The following table presents the Bank's nonaccrual loans and OREO at the dates indicated. Non-performing assets consist of nonaccrual loans and OREO. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Nonaccrual loans are loans that are 90 or more days delinquent or in foreclosure and other loans required to be reported as nonaccrual pursuant to the Bank's internal policies, even if the loans are current. At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest.

	December 31,		September 30,
	2025		2025
	Count	Amount	Count	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	29	$3,223	29	$2,754
Purchased	6	1,469	6	1,524
Commercial:
Commercial real estate	12	3,358	11	3,123
Commercial and industrial	2	199	2	210
Consumer	14	218	10	94
	63	8,467	58	7,705

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.10%		0.09%

Nonaccrual loans less than 90 Days Delinquent:(1)
Commercial:
Commercial real estate	4	$40,338	3	$40,249
Commercial and industrial	1	77	2	109
	5	40,415	5	40,358
Total nonaccrual loans	68	48,882	63	48,063

Nonaccrual loans as a percentage of total loans		0.60%		0.59%

OREO:
One- to four-family:
Originated(2)	2	$291	1	$62
Consumer	1	135	1	135
	3	426	2	197
Total non-performing assets	71	$49,308	65	$48,260

Non-performing assets as a percentage
of total assets		0.50%		0.49%
(1)Includes loans required to be reported as nonaccrual pursuant to internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing ten percent or more of the total amount of the Bank's one- to four-family loans, excluding construction loans, are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV for loans 90 or more days delinquent or in foreclosure at December 31, 2025. The amounts in the table represent the unpaid principal balance of the loans, less related charge-offs, if any. The LTVs were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,271,080	56.4%	$7,608	50.3%	$2,962	63.1%	44%
Missouri	993,969	17.1	3,474	23.0	688	14.7	62
Other states	1,540,980	26.5	4,036	26.7	1,042	22.2	45
	$5,806,029	100.0%	$15,118	100.0%	$4,692	100.0%	47

The following table presents the unpaid principal balance of commercial real estate loans, aggregated by state, that were 30 to 89 days delinquent or 90 or more days delinquent or in foreclosure, and the weighted average LTV and weighted average DSCR for loans 90 or more days delinquent or in foreclosure at December 31, 2025. See additional discussion regarding the Bank's commercial real estate loan DSCRs and LTVs in the "Management's Discussion and Analysis of Financial Condition and Results of Operation - Loans Receivable - Commercial Loans" section above.

	Loans 30 to 89		Loans 90 or More Days Delinquent
	Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	LTV	DSCR
	(Dollars in thousands)
Kansas	$333	12.9%	$3,142	93.6%	48%	2.51x
Missouri	2,251	87.1	—	—	—	—
Other states	—	—	216	6.4	41	1.84
	$2,584	100.0%	$3,358	100.0%	48	2.47

Classified Loans. The following table presents the amortized cost of loans classified as special mention or substandard at the dates presented. The decrease in commercial real estate special mention loans at December 31, 2025 compared to September 30, 2025 was due mainly to a $36.1 million hotel participation loan being upgraded to pass, due to an improvement in the hotel's financial results.

	December 31, 2025		September 30, 2025
	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$14,236	$21,611	$13,055	$20,616
Commercial:
Commercial real estate	22,448	45,801	59,993	45,550
Commercial and industrial	579	277	399	473
Consumer	106	365	326	322
	$37,369	$68,054	$73,773	$66,961

Allowance for Credit Losses. The Bank utilizes a discounted cash flow model for estimating expected credit losses for pooled loans and loan commitments. Expected credit losses are determined by calculating projected future loss rates, which are dependent upon forecasted economic indices, and applying qualitative factors when deemed appropriate by management. At December 31, 2025, management applied qualitative factors to account for large dollar commercial real estate loan concentrations and potential risk of loss in market value for newer one- to four-family loans. These qualitative factors were applied to account for credit risks not fully reflected in the discounted cash flow model.
See "Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025 and "Part I, Item 1. Note 4. Loans Receivable and Allowance for Credit Losses" within this Quarterly Report on Form 10-Q for additional information related to the key assumptions used in the discounted cash flow model and the qualitative factors.

The distribution of our ACL and the ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below. The decrease in the commercial ACL to loans receivable ratio as of December 31, 2025, compared to September 30, 2025, was primarily driven by changes in the composition of the commercial and industrial and commercial construction loan portfolios. These shifts affected the weighted average lives of the respective portfolios, which in turn influenced the discounted cash flow results compared to September 30, 2025. Based on management's evaluation of the credit risk within the Bank's commercial loan portfolio, taking into consideration DSCRs and LTVs, management believes the Bank's ACL ratio for commercial loans is appropriate for the credit risk. See additional discussion regarding the Bank's commercial real estate loan DSCRs and LTVs in the "Financial Condition - Loans Receivable - Commercial Loans" section above.

	Distribution of ACL		Ratio of ACL to Loans Receivable
	December 31,	September 30,	December 31,	September 30,
	2025	2025	2025	2025
	(Dollars in thousands)
One- to four-family:
Originated	$1,622	$1,730	0.04%	0.05%
Purchased	1,203	1,298	0.06	0.06
Construction	17	18	0.11	0.11
One- to four-family	2,842	3,046	0.05	0.05
Commercial:
Commercial real estate	16,825	15,809	0.90	0.92
Commercial and industrial	1,826	2,499	0.83	1.19
Commercial construction	2,871	2,468	1.56	1.26
Total commercial	21,522	20,776	0.94	0.98
Consumer	208	217	0.18	0.19
Total	$24,572	$24,039	0.30	0.30

Historically, the Bank has maintained very low delinquency ratios and NCO rates. Over the past two years, the Bank's highest ratio of commercial loans 90 days or more delinquent to total commercial loans at a quarter end was 0.22%. The highest such ratio for one- to four-family loans was 0.12%. Total NCOs during the current quarter were $119 thousand. During the 10-year period ended December 31, 2025, the Bank recognized $875 thousand of total NCOs. As of December 31, 2025, the ACL balance was $24.6 million and the reserve for off-balance sheet credit exposures totaled $6.0 million, which management believes is adequate for the credit risk characteristics in our loan portfolio.

The following table presents ACL activity and related ratios at the dates and for the periods indicated.

	At or For the Three Months Ended
	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Balance at beginning of period	$24,039	$23,035
Charge-offs	(123)	(17)
Recoveries	4	24
Net (charge-offs) recoveries	(119)	7
Provision for credit losses	652	1,955
Balance at end of period	$24,572	$24,997

Ratio of NCOs during the period
to average non-performing assets	0.24%	(0.07%)

ACL to nonaccrual loans at end of period	50.27	220.02

ACL to loans receivable, net at end of period	0.30	0.31

ACL at end of period to NCOs during the period (annualized)	52x	N/M(1)
(1) This ratio is not presented due to loan recoveries exceeding loan charge-offs during the period.

The ratio of NCOs to average non-performing assets was positive this quarter, compared to a negative ratio in the prior year quarter, due to a NCO this quarter versus a net recovery in the prior year quarter. The ratio of ACL to nonaccrual loans was lower at the end of the current quarter compared to the prior year quarter due to a higher balance of nonaccrual loans at December 31, 2025. The decrease in the ratio of the ACL to total loans as of December 31, 2025 from December 31, 2024 was due primarily to the regression analysis update that occurred in the second half of the prior fiscal year, partially offset by the changes in the loan portfolio mix due to continued growth in commercial loans, which have a higher ACL to loan ratio than one- to four-family loans. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025 for additional information on the regression analysis update that occurred in the prior fiscal year. Additional information related to ACL activity by specific loan categories for the current period can be found in "Part I, Item 1. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4. Loans Receivable and Allowance for Credit Losses" within this Quarterly Report on Form 10-Q.

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	For the Three Months Ended
	December 31, 2025			December 31, 2024
	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$—	$3,732,553	—%	$(3)	$3,905,333	—%
Purchased	—	2,113,076	—	—	2,338,395	—
Construction	—	15,468	—	—	20,094	—
Total	—	5,861,098	—	(3)	6,263,822	—
Commercial:
Commercial real estate	—	1,776,342	—	(19)	1,304,100	—
Commercial and industrial	100	215,211	0.05	(1)	131,021	—
Commercial construction	—	198,300	—	—	171,627	—
Total	100	2,189,853	—	(20)	1,606,748	—
Consumer:
Home equity	13	106,482	0.01	15	101,335	0.01
Other	6	8,105	0.07	1	9,326	0.01
Total	19	114,588	0.02	16	110,661	0.01
	$119	$8,165,539	—	$(7)	$7,981,231	—

While management utilizes its best judgment and information available, the adequacy of the ACL and reserve for off-balance sheet credit exposures is determined by certain factors outside of the Company's control, such as the performance of our loan portfolio, changes in the economic environment, including economic uncertainty, changes in interest rates, and the view of regulatory authorities toward classification of assets and the level of ACL and reserve for off-balance sheet credit exposures. Additionally, the level of ACL and reserve for off-balance sheet credit exposures may fluctuate based on the balance and mix of the loan portfolio and off-balance sheet credit exposures. If actual results differ significantly from our assumptions, our ACL and reserve for off-balance sheet credit exposures may not be sufficient to cover inherent losses in our loan portfolio, resulting in additions to our ACL and an increase in the provision for credit losses.

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. The majority of our securities are government guaranteed or issued by GSEs. Overall, fixed-rate securities comprised 91% of our securities portfolio at December 31, 2025. The WAL is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully tax-equivalent basis.

	December 31, 2025			September 30, 2025
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
MBS	$805,099	5.48%	4.1	$843,369	5.45%	4.8
Corporate bonds	4,000	5.12	6.4	4,000	5.12	6.6
	$809,099	5.48	4.1	$847,369	5.45	4.8

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

	For the Three Months Ended
	December 31, 2025			December 31, 2024
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$867,216	5.45%	4.8	$856,266	5.63%	5.2
Maturities and repayments	(40,956)			(51,574)
Net amortization of (premiums)/discounts	838			876
Purchases	1,848	6.64	3.1	71,416	4.89	6.7
Change in valuation on AFS securities	758			(15,483)
Ending balance - carrying value	$829,704	5.48	4.1	$861,501	5.62	4.8

Liabilities. Total liabilities were $8.74 billion at December 31, 2025, compared to $8.73 billion at September 30, 2025. The $6.1 million increase was due primarily to a $167.2 million increase in deposits, partially offset by a $120.9 million decrease in borrowings and a $36.9 million decrease in advances by borrowers due to the timing of semi-annual real estate payments.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. The increase in deposits from September 30, 2025 was due mainly to a $96.8 million increase in the Bank's high yield savings account offering and a $54.8 million increase in retail checking accounts. The decrease in the deposit portfolio rate at December 31, 2025 compared to September 30, 2025 and December 31, 2024 was due mainly to lower rates on retail certificates of deposit.

	December 31, 2025			September 30, 2025			December 31, 2024
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$641,201	—%	9.5%	$601,371	—%	9.1%	$556,515	—%	9.0%
Interest-bearing checking	907,684	0.23	13.4	859,256	0.21	13.0	888,287	0.22	14.3
High yield savings	557,559	3.70	8.3	460,712	3.88	7.0	171,656	4.14	2.8
Other savings	424,280	0.07	6.3	423,942	0.07	6.5	439,407	0.07	7.1
Money market	1,229,427	1.19	18.2	1,233,487	1.29	18.7	1,235,788	1.19	19.9
Certificates of deposit	2,998,481	3.65	44.3	3,012,680	3.74	45.7	2,914,464	4.15	46.9
	$6,758,632	2.18	100.0%	$6,591,448	2.26	100.0%	$6,206,117	2.34	100.0%

The following table presents the amount, weighted average rate, and percent of total for the components of our deposit portfolio, split between retail non-maturity deposits, commercial non-maturity deposits, and certificates of deposit at the dates presented.

	December 31, 2025			September 30, 2025			December 31, 2024
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Retail non-maturity deposits:
Non-interest-bearing checking	$431,397	—%	6.4%	$409,722	—%	6.2%	$434,432	—%	7.0%
Interest-bearing checking	823,946	0.08	12.2	790,783	0.08	12.0	819,644	0.09	13.2
High yield savings	557,559	3.70	8.3	460,712	3.88	7.0	171,656	4.14	2.8
Other savings	420,756	0.07	6.2	420,330	0.07	6.4	436,147	0.07	7.0
Money market	1,060,980	1.03	15.7	1,050,841	1.07	15.9	1,145,615	1.09	18.5
Total	3,294,638	0.99	48.8	3,132,388	0.96	47.5	3,007,494	0.69	48.5
Commercial non-maturity deposits:
Non-interest-bearing checking	209,804	—	3.1	191,649	—	2.9	122,083	—	2.0
Interest-bearing checking	83,738	1.73	1.2	68,473	1.72	1.0	68,643	1.75	1.1
Savings	3,524	0.05	0.1	3,612	0.05	0.1	3,260	0.05	0.1
Money market	168,447	2.18	2.5	182,646	2.52	2.8	90,173	2.50	1.5
Total	465,513	1.10	6.9	446,380	1.29	6.8	284,159	1.22	4.6
Certificates of deposit:
Retail certificates of deposit	2,818,392	3.63	41.7	2,828,982	3.73	43.0	2,799,418	4.14	45.1
Commercial certificates of deposit	62,178	3.55	0.9	61,819	3.64	0.9	56,564	4.27	0.9
Public unit certificates of deposit	117,911	4.02	1.7	121,879	4.06	1.8	58,482	4.48	0.9
Total	2,998,481	3.65	44.3	3,012,680	3.74	45.7	2,914,464	4.15	47.0

	$6,758,632	2.18	100.0%	6,591,448	2.26	100.0%	6,206,117	2.34	100.0%

The following table presents the amount, weighted average rate, and percent of total for total retail deposits, commercial deposits, and public unit certificates of deposit at the dates noted.

	December 31, 2025			September 30, 2025			December 31, 2024
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Total retail deposits	$6,113,030	2.21%	90.5%	$5,961,370	2.28%	90.5%	$5,806,912	2.35%	93.6%
Total commercial deposits	527,691	1.39	7.8	508,199	1.58	7.7	340,723	1.72	5.5
Public unit certificates of deposit	117,911	4.02	1.7	121,879	4.06	1.8	58,482	4.48	0.9
	$6,758,632	2.18	100.0%	$6,591,448	2.26	100.0%	$6,206,117	2.34	100.0%

As of December 31, 2025, approximately $776.8 million (or approximately 11%) of the Bank's Call Report deposit balance was uninsured, of which approximately $599.4 million (or approximately 9% of the Bank's Call Report deposit balance) related to commercial and retail deposit accounts, with the remainder mainly comprised of fully collateralized public unit deposits and intercompany accounts. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

Borrowings. Total borrowings at December 31, 2025 were $1.83 billion, which was comprised of $1.73 billion in fixed-rate FHLB advances, $100.0 million in variable-rate FHLB advances tied to an interest rate swap, and $1.1 million in finance leases. Borrowings decreased $120.9 million from September 30, 2025 due to the maturity of $100.0 million in borrowings during the current quarter that were not replaced, along with principal payments made on the Bank's amortizing FHLB advances. Cash flows from the increase in the deposit portfolio were used to pay down the borrowings portfolio during the current quarter. Management will continue to monitor opportunities for wholesale funding and may pay down FHLB advances in future periods. The Bank may also renew certain fixed-rate advances in the future using adjustable-rate advances in order to better match the repricing characteristics of its increasing commercial loan portfolio.

The following table presents the maturity of term borrowings, which consist of FHLB advances, along with the associated weighted average contractual and effective rates as of December 31, 2025. Amortizing FHLB advances totaling $254.8 million are presented based on their maturity dates versus their quarterly scheduled repayment dates.

Maturity by		Contractual	Effective
Fiscal Year	Amount	Rate	Rate(1)
	(Dollars in thousands)
2026	$275,000	2.31%	2.42%
2027	740,000	3.49	3.56
2028	611,066	4.20	4.07
2029	123,750	4.45	4.45
2030	80,000	4.20	4.20
	$1,829,816	3.64	3.65

(1)The effective rate includes the impact of the interest rate swap and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid.

The following table presents borrowing activity for the periods shown. The borrowings presented in the table have original contractual terms of one year or longer or are tied to the interest rate swap which has an original contractual term longer than one year. Line of credit borrowings and finance leases are excluded from the table. The effective rate is shown as a weighted average and includes the impact of the interest rate swap and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The weighted average maturity ("WAM") is the remaining weighted average contractual term in years. The beginning and ending WAMs represent the remaining maturity as of the first and last days of the period presented. During the current quarter, the Bank refinanced a $50.0 million fixed-rate advance with a weighted average effective rate of 4.03% and a WAL of 0.5 year and replaced it with a $50.0 million fixed-rate advance with a weighted average effective rate of 3.64% and a WAL of 2.0 years. This transaction resulted in prepayment fees of $11 thousand, which will be recognized in interest expense over the life of the new FHLB advance. This activity is reflected in the table below.

	For the Three Months Ended
	December 31, 2025			December 31, 2024
		Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$1,950,984	3.54%	1.5	$2,180,656	3.29%	1.6
Maturities and repayments	(171,168)	2.34	—	(216,168)	3.42	—
New FHLB borrowings	50,000	3.64	2.0	200,000	4.27	3.7
Ending balance	$1,829,816	3.65	1.4	$2,164,488	3.37	1.6

Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and non-amortizing FHLB advances for the next four quarters as of December 31, 2025.

	March 31,	June 30,	September 30,	December 31,
	2026	2026	2026	2026	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$407,199	$636,261	$595,282	$550,620	$2,189,362
Repricing Rate	3.64%	3.79%	3.66%	3.58%	3.68%
Public Unit Certificates:
Amount	$44,281	$9,001	$16,379	$18,000	$87,661
Repricing Rate	4.12%	4.22%	3.94%	3.62%	3.99%
Term Borrowings:
Amount	$100,000	$50,000	$125,000	$250,000	$525,000
Repricing Rate	1.60%	0.98%	3.66%	4.29%	3.31%
Total
Amount	$551,480	$695,262	$736,661	$818,620	$2,802,023
Repricing Rate	3.31%	3.59%	3.67%	3.80%	3.62%

The following table sets forth the WAM information for our certificates of deposit, in years, as of December 31, 2025.

Retail certificates of deposit	0.8
Commercial certificates of deposit	0.6
Public unit certificates of deposit	0.6
Total certificates of deposit	0.8

Stockholders' Equity. Stockholders' equity totaled $1.04 billion at December 31, 2025. Consistent with our goal to operate a sound and profitable financial organization that delivers long-term stockholder value, we actively seek to maintain a well-capitalized status for the Bank in accordance with regulatory standards. As of December 31, 2025, the Bank's capital ratios exceeded the well-capitalized requirements, and the Bank exceeded internal policy thresholds for sensitivity to changes in interest rates. As of December 31, 2025, the Bank's CBLR was 9.5%. See "Liquidity and Capital Resources" below for additional information regarding the Bank's regulatory capital requirements.

During the quarter ended December 31, 2025, the Company repurchased 2,376,633 shares of common stock at an average price of $6.86 per share, or $16.3 million in total. Subsequent to December 31, 2025 and through February 4, 2026, the Company repurchased 108,000 shares at an average price of $7.51 per share. The Company currently has 54.0 million remaining authorized under its existing stock repurchase plan. The Company intends to continue to opportunistically repurchase stock from time to time based upon market conditions, available liquidity and other factors. Although our existing repurchase plan has no expiration date, we are required to annually seek the FRB of Kansas City's non-objection for the buyback amount. The Company has notified the FRB of its intent to extend the stock repurchase plan another year.

During the quarter ended December 31, 2025, the Company paid regular quarterly cash dividends totaling $11.0 million, or $0.085 per share. On December 17, 2025, the Company announced a special cash dividend of $0.04 per share, or approximately $5.1 million, which was paid on January 23, 2026 to stockholders of record as of the close of business on January 9, 2026. On January 27, 2026, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $10.8 million, payable on February 20, 2026 to stockholders of record as of the close of business on February 6, 2026. The special cash dividend, in addition to the Company's history of regular quarterly dividends and opportunistic share repurchases, demonstrates the Company's multi-channel focus on delivering stockholder value through disciplined capital allocation which balances investments in the future of the Company while simultaneously pursuing incremental opportunities to return capital to stockholders.

For the remainder of fiscal year 2026, it is the intention of the Company's Board of Directors to pay out a regular quarterly cash dividend of $0.085 per share, totaling $0.34 per share for the year. Dividend payments depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital compliance, regulatory limitations on the Bank's ability to make capital distributions to the Company, the Bank's current tax earnings and accumulated earnings and profits, and the amount of cash at the holding company level.

The Board of Directors continues to evaluate various alternatives for capital allocation to enhance stockholder value, including the repurchase of stock, the payment of additional cash dividends, or retaining earnings to support future growth. Since our second-step conversion in December 2010 through December 31, 2025, we have returned $2.03 billion in capital to stockholders through dividends totaling $1.58 billion and stock repurchases totaling $456.2 million. This is supported by our holistic approach to managing the balance sheet through continuous modeling of the Bank's performance, risk management, our commitment to credit quality and periodic stress testing.

At December 31, 2025, Capitol Federal Financial, Inc., at the holding company level, had $14.9 million in cash on deposit at the Bank. During the quarter ended December 31, 2025, the Bank distributed $25.0 million from the Bank to the Company. The Bank is expected to continue to have a positive tax accumulated earnings and profit balance during fiscal year 2026, so it is anticipated that the Bank will be in a position to make earnings distributions to the Company during fiscal year 2026. Earnings distributions from the Bank to the Company will be limited to the extent necessary to prevent the Bank from re-entering a negative accumulated earnings and profit position and being required to pay the pre-1988 bad debt recapture tax on earnings moved from the Bank to the Company.

Currently, the Company's priorities for the use of cash are cash dividends, share repurchases and operations. The amount of cash available for share repurchases and for dividends in excess of the Board's and management's current intention of $0.085 per share per quarter is limited to the earnings distributed from the Bank to the Company less the amount of dividends paid as well as the need to replenish the cash balance at the holding company level to be in compliance with Board policies

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2026, 2025, and 2024. The amounts represent cash dividends paid during each period shown. For the quarter ending March 31, 2026, the amount presented represents the estimated dividend payable on February 20, 2026 to stockholders of record as of the close of business on February 6, 2026.

	Calendar Year
	2026		2025		2024
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$10,826	$0.085	$11,062	$0.085	$11,127	$0.085
Quarter ended June 30	—	—	11,063	0.085	11,044	0.085
Quarter ended September 30	—	—	11,066	0.085	11,043	0.085
Quarter ended December 31	—	—	11,017	0.085	11,061	0.085
Special dividends paid	5,094	0.040	—	—	—	—
Calendar year-to-date dividends paid	$15,920	$0.125	$44,208	$0.340	$44,275	$0.340

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2025	2025	2025	2025	2024
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$89,792	$87,343	$82,914	$80,867	$81,394
MBS	11,341	11,808	12,163	11,264	11,024
Cash and cash equivalents	2,773	2,148	1,620	2,729	1,871
FHLB stock	2,032	2,163	2,197	2,285	2,352
Investment securities	51	582	784	1,030	981
Total interest and dividend income	105,989	104,044	99,678	98,175	97,622

Interest expense:
Deposits	37,500	37,204	35,860	35,853	37,345
Borrowings	17,172	18,057	18,360	18,482	18,047
Total interest expense	54,672	55,261	54,220	54,335	55,392

Net interest income	51,317	48,783	45,458	43,840	42,230

Provision for credit losses	1,106	519	(451)	—	677

Net interest income
(after provision for credit losses)	50,211	48,264	45,909	43,840	41,553

Non-interest income	5,479	5,791	5,288	4,953	4,693
Non-interest expense	30,476	31,018	29,564	29,540	27,148
Income tax expense	4,910	4,224	3,251	3,854	3,667
Net income	$20,304	$18,813	$18,382	$15,399	$15,431

Efficiency ratio	53.66%	56.84%	58.26%	60.54%	57.86%
Operating expense ratio (annualized)	1.24	1.27	1.23	1.23	1.14

Basic EPS	$0.16	$0.14	$0.14	$0.12	$0.12
Diluted EPS	0.16	0.14	0.14	0.12	0.12

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

	For the Three Months Ended
	December 31, 2025			September 30, 2025			December 31, 2024
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
One- to four-family loans:
Originated	$3,748,022	$36,490	3.89%	$3,794,781	$36,521	3.85%	$3,925,427	$36,375	3.71%
Purchased	2,113,076	17,469	3.31	2,167,994	17,668	3.26	2,338,395	18,984	3.25
Total one- to four-family loans	5,861,098	53,959	3.68	5,962,775	54,189	3.63	6,263,822	55,359	3.54
Commercial loans:
Commercial real estate	1,776,342	26,456	5.83	1,670,205	24,317	5.70	1,303,095	18,755	5.63
Commercial and industrial	215,211	3,868	7.03	196,992	3,515	6.98	132,026	2,217	6.57
Commercial construction	198,300	3,316	6.54	182,855	3,050	6.53	171,627	2,784	6.35
Total commercial loans	2,189,853	33,640	6.01	2,050,052	30,882	5.89	1,606,748	23,756	5.79
Consumer loans	114,588	2,193	7.59	113,979	2,272	7.91	110,661	2,279	8.19
Total loans receivable(1)	8,165,539	89,792	4.36	8,126,806	87,343	4.27	7,981,231	81,394	4.05
MBS(2)	826,320	11,341	5.49	860,833	11,808	5.49	781,252	11,024	5.64
Investment securities(2)(3)	4,000	51	5.13	45,467	582	5.13	72,561	981	5.41
FHLB stock	88,223	2,032	9.14	94,288	2,163	9.10	99,151	2,352	9.41
Cash and cash equivalents	274,154	2,773	3.96	192,755	2,148	4.36	154,752	1,871	4.73
Total interest-earning assets	9,358,236	105,989	4.49	9,320,149	104,044	4.43	9,088,947	97,622	4.27
Other non-interest-earning assets	468,876			468,378			463,322
Total assets	$9,827,112			$9,788,527			$9,552,269

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$881,139	503	0.23	$869,328	497	0.23	$865,738	531	0.24
High yield savings	507,126	4,970	3.89	427,416	4,229	3.93	126,047	1,322	4.17
Other savings	422,933	79	0.07	428,106	81	0.07	441,486	100	0.09
Money market	1,241,106	3,925	1.25	1,244,320	4,037	1.29	1,245,714	4,212	1.34
Retail certificates	2,823,991	26,213	3.68	2,787,294	26,596	3.79	2,812,034	29,755	4.20
Commercial certificates	61,917	555	3.56	60,637	553	3.62	57,859	636	4.36
Wholesale certificates	124,247	1,255	4.01	118,066	1,211	4.07	69,487	789	4.50
Total deposits	6,062,459	37,500	2.45	5,935,167	37,204	2.49	5,618,365	37,345	2.64
Borrowings	1,911,552	17,172	3.56	2,027,086	18,057	3.53	2,171,476	18,047	3.30
Total interest-bearing liabilities	7,974,011	54,672	2.72	7,962,253	55,261	2.75	7,789,841	55,392	2.82
Non-interest-bearing deposits	609,471			587,128			544,548
Other non-interest-bearing liabilities	192,207			189,471			186,227
Stockholders' equity	1,051,423			1,049,675			1,031,653
Total liabilities and stockholders' equity	$9,827,112			$9,788,527			$9,552,269
								(Continued)

	For the Three Months Ended
	December 31, 2025			September 30, 2025			December 31, 2024
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)

Net interest income(4)		$51,317			$48,783			$42,230
Net interest-earning assets	$1,384,225			$1,357,896			$1,299,106
Net interest margin(5)			2.19			2.09			1.86
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.17x			1.17x

Selected performance ratios:
Return on average assets (annualized)(6)			0.83%			0.77%			0.65%
Return on average equity (annualized)(7)			7.72			7.17			5.98
Average equity to average assets			10.70			10.72			10.80
Operating expense ratio(8)			1.24			1.27			1.14
Efficiency ratio(9)			53.66			56.84			57.86

(1)Balances are adjusted for unearned loan fees and deferred costs. Loans that are 90 or more days delinquent are included in the loans receivable average balance with a yield of zero percent.
(2)AFS security yields are based upon amortized cost which is adjusted for premiums and discounts.
(3)There were no nontaxable securities in the average balance of securities for the quarters ended December 31, 2025, September 30, 2025, or December 31, 2024.
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

	For the Three Months Ended
	December 31, 2025 vs. September 30, 2025			December 31, 2025 vs. December 31, 2024
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest-earning assets:
Loans receivable	$1,209	$1,240	$2,449	$5,262	$3,136	$8,398
MBS	(475)	8	(467)	624	(307)	317
Investment securities	(531)	—	(531)	(881)	(49)	(930)
FHLB stock	(139)	8	(131)	(253)	(67)	(320)
Cash and cash equivalents	838	(213)	625	1,249	(347)	902
Total interest-earning assets	902	1,043	1,945	6,001	2,366	8,367

Interest-bearing liabilities:
Checking	7	(1)	6	9	(37)	(28)
Savings	391	348	739	1,284	2,343	3,627
Money market	(10)	(102)	(112)	(16)	(271)	(287)
Certificates of deposit	418	(755)	(337)	736	(3,893)	(3,157)
Borrowings	(1,024)	139	(885)	(2,205)	1,330	(875)

Total interest-bearing liabilities	(218)	(371)	(589)	(192)	(528)	(720)

Net change in net interest income	$1,120	$1,414	$2,534	$6,193	$2,894	$9,087

Comparison of Operating Results for the Three Months Ended December 31, 2025 and September 30, 2025
For the quarter ended December 31, 2025, the Company recognized net income of $20.3 million, or $0.16 per share, compared to net income of $18.8 million, or $0.14 per share, for the quarter ended September 30, 2025. The increase in net income was due primarily to higher net interest income, partially offset by higher income tax expense. The net interest margin increased ten basis points, from 2.09% for the prior quarter to 2.19% for the current quarter due mainly to growth in the higher yielding commercial loan portfolio.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2025	2025	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$89,792	$87,343	$2,449	2.8%
MBS	11,341	11,808	(467)	(4.0)
Cash and cash equivalents	2,773	2,148	625	29.1
FHLB stock	2,032	2,163	(131)	(6.1)
Investment securities	51	582	(531)	(91.2)
Total interest and dividend income	$105,989	$104,044	$1,945	1.9
The increase in interest income on loans receivable was due mainly to increases in the average balance and yield of the commercial loan portfolio compared to the prior quarter. The decrease in interest income on MBS and investment securities was due primarily to a decrease in the average balance of each portfolio compared to the prior quarter, as cash flows from those portfolios were used to fund commercial loan growth. The increase in interest income on cash and cash equivalents was due to an increase in the average balance.

Interest Expense
The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2025	2025	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$37,500	$37,204	$296	0.8%
Borrowings	17,172	18,057	(885)	(4.9)
Total interest expense	$54,672	$55,261	$(589)	(1.1)
The decrease in borrowings expense was due to a decrease in the average balance, due mainly to FHLB borrowings that matured between periods and were not replaced. Deposit growth was used to repay these borrowings.

Provision for Credit Losses
The Company recorded a provision for credit losses of $1.1 million during the current quarter compared to a provision for credit losses of $519 thousand for the prior quarter. The provision for credit losses in the current quarter was due primarily to commercial loan growth.

Non-Interest Income
The following table presents the components of non-interest income for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2025	2025	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,872	$2,873	$(1)	—%
Insurance commissions	789	1,018	(229)	(22.5)
Other non-interest income	1,818	1,900	(82)	(4.3)
Total non-interest income	$5,479	$5,791	$(312)	(5.4)
Insurance commissions were higher in the prior quarter, due primarily to the receipt of commissions that exceeded accruals, with no similar activity in the current quarter, along with insurance industry changes that reduced commissions on certain lines of business in the current quarter. Due to these industry changes, we are broadening our focus on commercial insurance lines during fiscal year 2026, which aligns with our strategy of expanding our commercial banking services.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2025	2025	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$15,747	$15,936	$(189)	(1.2%)
Information technology and related expense	5,134	5,053	81	1.6
Occupancy, net	3,450	3,292	158	4.8
Regulatory and outside services	1,789	1,590	199	12.5
Federal insurance premium	1,111	1,114	(3)	(0.3)
Advertising and promotional	1,056	1,915	(859)	(44.9)
Deposit and loan transaction costs	716	658	58	8.8
Office supplies and related expense	481	490	(9)	(1.8)
Other non-interest expense	992	970	22	2.3
Total non-interest expense	$30,476	$31,018	$(542)	(1.7)
The increase in regulatory and outside services was due primarily to an increase in new relationships with outside service providers and additional services provided by current providers, of which approximately $325 thousand is not expected to recur in future periods. The decrease in advertising and promotional expense was due primarily to the timing of campaigns and seasonal sponsorships compared to the prior quarter.

The Company's efficiency ratio was 53.66% for the current quarter compared to 56.84% for the prior quarter. The improvement in the efficiency ratio was due to higher net interest income during the current quarter, along with lower non-interest expense. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value generally indicates that it is costing the financial institution less money to generate revenue. The Company's operating expense ratio (annualized) for the current quarter was 1.24% compared to 1.27% for the prior quarter. The operating expense ratio was lower in the current quarter due to lower non-interest expense. The operating expense ratio is a measure of a financial institution's total non-interest expense as a percentage of average assets, providing insight into how efficiently the Company is managing its expenses in relation to its assets and does not take into consideration changes in interest rates.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Three Months Ended
	December 31,	September 30,	Change Expressed in:
	2025	2025	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$25,214	$23,037	$2,177	9.5%
Income tax expense	4,910	4,224	686	16.2
Net income	$20,304	$18,813	$1,491	7.9

Effective Tax Rate	19.5%	18.3%
Income tax expense was higher in the current quarter due to a higher effective tax rate and higher pretax income compared to the prior quarter. The effective tax rate was higher in the current quarter than the prior quarter due primarily to a slightly higher projected state tax rate in the current fiscal year.

Comparison of Operating Results for the Three Months Ended December 31, 2025 and 2024
The Company recognized net income of $20.3 million, or $0.16 per share, for the current quarter, compared to net income of $15.4 million, or $0.12 per share, for the prior year quarter. The increase in net income was due mainly to higher net interest income, partially offset by higher non-interest expense and income tax expense. The net interest margin increased 33 basis points, from 1.86% for the prior year quarter to 2.19% for the current quarter. The increase was due mainly to growth in the higher yielding commercial loan portfolio.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$89,792	$81,394	$8,398	10.3%
MBS	11,341	11,024	317	2.9
Cash and cash equivalents	2,773	1,871	902	48.2
FHLB stock	2,032	2,352	(320)	(13.6)
Investment securities	51	981	(930)	(94.8)
Total interest and dividend income	$105,989	$97,622	$8,367	8.6
The increase in interest income on loans receivable was due primarily to the continued shift of loan balances from the one- to four-family loan portfolio to higher yielding commercial loans, along with growth in the commercial loan portfolio funded with cash flows from the deposit portfolio and partially from the investment securities portfolio. Interest income on cash and cash equivalents increased due largely to an increase in the average balance compared to the prior year quarter. The decrease in interest income on investment securities was due to a decrease in average balance, due primarily to securities that were called or matured between periods and were not replaced in their entirety.

Interest Expense
The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$37,500	$37,345	$155	0.4%
Borrowings	17,172	18,047	(875)	(4.8)
Total interest expense	$54,672	$55,392	$(720)	(1.3)
The decrease in interest expense on borrowings was due to a decrease in the average balance, which was partially offset by a higher weighted average interest rate. The decrease in the average balance of borrowings was due mainly to FHLB borrowings that matured between periods and were not renewed. Cash flows from the deposit portfolio were used, in part, to pay off maturing FHLB borrowings. The increase in the weighted average interest rate was due primarily to higher market interest rates on FHLB borrowings that matured and were renewed between periods, along with lower rate advances that were not renewed, which increased the overall rate of the remaining advances.

Provision for Credit Losses
The Company recorded a provision for credit losses of $1.1 million during the current quarter compared to a provision for credit losses of $677 thousand for the prior year quarter. See additional details in the "Comparison of Operating Results for the Three Months Ended December 31, 2025 and September 30, 2025" above for additional information regarding the provision for credit losses during the current quarter.

Non-Interest Income
The following table presents the components of non-interest income for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,872	$2,707	$165	6.1%
Insurance commissions	789	776	13	1.7
Other non-interest income	1,818	1,210	608	50.2
Total non-interest income	$5,479	$4,693	$786	16.7
Other non-interest income was higher in the current quarter due mainly to an increase in bank-owned life insurance ("BOLI") income due to a change in rates and an increase in the crediting rate as a result of updates to certain policies that were executed in the second half of the prior fiscal year.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$15,747	$14,232	$1,515	10.6%
Information technology and related expense	5,134	4,550	584	12.8
Occupancy, net	3,450	3,333	117	3.5
Regulatory and outside services	1,789	1,113	676	60.7
Federal insurance premium	1,111	1,038	73	7.0
Advertising and promotional	1,056	822	234	28.5
Deposit and loan transaction costs	716	591	125	21.2
Office supplies and related expense	481	399	82	20.6
Other non-interest expense	992	1,070	(78)	(7.3)
Total non-interest expense	$30,476	$27,148	$3,328	12.3
The increase in salaries and employee benefits was mainly attributable to an increase in full-time equivalent employees between periods, merit increases and salary adjustments to remain market competitive. The increase in information technology and related expense was due mainly to an increase in software licensing expense. The increase in regulatory and outside services was due primarily to an increase in new relationships with outside service providers and additional services provided by current providers, of which approximately $325 thousand is not expected to recur in future periods. The increase in advertising and promotional expense was due to timing of campaigns compared to the prior year quarter.

The Company's efficiency ratio was 53.66% for the current quarter compared to 57.86% for the prior year quarter. The improvement in the efficiency ratio was due primarily to higher net interest income compared to the prior year quarter, partially offset by higher non-interest expense. The Company's operating expense ratio (annualized) for the current quarter was 1.24% compared to 1.14% for the prior year quarter. The operating expense ratio was higher in the current quarter due mainly to higher non-interest expense, partially offset by higher average assets compared to the prior year quarter.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Three Months Ended
	December 31,		Change Expressed in:
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$25,214	$19,098	$6,116	32.0%
Income tax expense	4,910	3,667	1,243	33.9
Net income	$20,304	$15,431	$4,873	31.6

Effective Tax Rate	19.5%	19.2%
Income tax expense was higher in the current quarter due mainly to higher pretax income.

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

We generally intend to manage cash reserves sufficient to meet short-term liquidity needs, which are routinely forecasted for 10, 60, and 365 days. Additionally, on a monthly basis, we perform a liquidity stress test in accordance with the Interagency Policy Statement on Funding and Liquidity Risk Management. The liquidity stress test incorporates both short-term and long-term liquidity scenarios in order to identify and to quantify liquidity risk. Management also monitors key liquidity statistics related to items such as wholesale funding gaps, borrowings capacity, and available unpledged collateral, as well as various liquidity ratios.

In the event short-term liquidity needs exceed available cash, the Bank has access to a line of credit at the FHLB, in addition to the FRB of Kansas City's discount window. Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's FHLB borrowing limit was 44% of Bank Call Report total assets as of December 31, 2025, as approved by FHLB senior management. At December 31, 2025, the ratio of the par value of the Bank's FHLB borrowings to the Bank's Call Report total assets was 19%. The Bank was below the FHLB borrowing limit as of December 31, 2025. See additional discussion below. FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB. The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral. At December 31, 2025, the amount of securities pledged for the discount window was $86.7 million. At December 31, 2025, there were no borrowings from the FRB of Kansas City's discount window. Management tests the Bank's access to the FRB of Kansas City's discount window at least annually with a nominal overnight borrowing.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings that are not in conjunction with a planned strategy, the Bank will likely utilize term wholesale borrowing sources such as FHLB advances to provide term funding. The maturities of our borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank has used fully-amortizing FHLB advances that require periodic payments of principal over the term of the advance. This type of advance allows the Bank the opportunity to start repricing its liability cash flows sooner in a down-rate environment and generally provides for favorable pricing when compared to similar long term bullet advances with comparable average lives as a result of the current term structure of interest rates. The Bank's internal policy limits total borrowings to 55% of total assets. At December 31, 2025, the Bank had total borrowings, at par, of $1.83 billion, or approximately 19% of the Bank's Call Report total assets. The borrowings balance was composed primarily of FHLB advances, of which, $609.7 million is scheduled to be repaid (amortizing advances) or mature in the next 12 months.

The Bank is a member of the American Finance Exchange ("AFX"), through which it may borrow funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily. At December 31, 2025, the Bank did not have any such borrowings outstanding through the AFX.

At December 31, 2025, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank has the ability to utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At December 31, 2025, the Bank had $669.4 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs. The Bank also has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of December 31, 2025, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At December 31, 2025, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 2% of total deposits. The Bank had pledged securities with an estimated fair value of $157.7 million as collateral for public unit certificates of deposit at December 31, 2025. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

Management estimated that the Bank had $4.09 billion in liquidity available at December 31, 2025, based on the Bank’s blanket collateral agreement with the FHLB, available brokered and public unit deposit capacity, unencumbered securities, and cash and cash equivalent balances.

At December 31, 2025, $2.28 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $87.7 million of public unit certificates of deposit and $54.6 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  Due to the nature of public unit certificates of deposit and commercial certificates of deposit, retention rates are not as predictable as retail certificates of deposit.

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

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  So long as the Bank remains well capitalized after each capital distribution (as evidenced by maintaining regulatory capital ratios greater than the required percentages) and operates in a safe and sound manner, it is management's belief that the OCC and FRB will continue to allow the Bank to distribute its earnings to the Company, although no assurance can be given in this regard. Management continues to evaluate the timing and amount of capital distributions to be made from the Bank to the holding company during the current fiscal year and in future periods to the extent necessary to prevent the Bank from re-entering a negative accumulated earnings and profit position in connection with the Bank's pre-1988 bad debt recapture.

Regulatory Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain the required minimum leverage ratio of 9.0% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well-capitalized category under the agencies' PCA framework. As of December 31, 2025, the Bank's CBLR was 9.5% and the Company's CBLR was 10.0%, which exceeded the minimum requirements. The Bank's risk-based tier 1 capital ratio at December 31, 2025 was 16.2%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Asset and Liability Management and Market Risk
For a complete discussion of the Bank's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Bank's portfolios, see "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The analysis presented in the tables below reflects the level of market risk at the Bank, including the cash the holding company has on deposit at the Bank.

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

General assumptions used by management to evaluate the sensitivity of our financial performance to changes in interest rates presented in the tables below are utilized in, and set forth under, the gap table and related notes. Although management finds these assumptions reasonable, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and MVPE indicated in the below tables could vary substantially if different assumptions were used or actual experience differs from the assumptions. To illustrate this point, the projected cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities within the next 12 months as a percentage of total assets ("one-year gap") is also provided for up/down 200 basis point scenarios, as of December 31, 2025.

Qualitative Disclosure about Market Risk

Gap Table. The following gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities based on the information and assumptions set forth in the notes below. Cash flow projections for mortgage-related assets are calculated based in part on prepayment assumptions at current and projected interest rates. Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Assumptions may not reflect how actual yields and costs respond to market interest rate changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate loans, often have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment rates would likely deviate significantly from those assumed in calculating the gap table below. A positive gap generally means more cash flows from assets are expected to reprice than cash flows from liabilities and suggests that in a rising rate environment, earnings should increase. A negative gap generally means more cash flows from liabilities are expected to reprice than cash flows from assets and suggests, in a rising rate environment, earnings should decrease. For additional information regarding the impact of changes in interest rates, see the following Change in Net Interest Income and Change in MVPE discussions and tables.

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$2,385,602	$1,862,963	$1,311,246	$2,593,104	$8,152,915
Securities(2)	197,166	301,067	162,358	148,508	809,099
Other interest-earning assets	209,750	—	—	—	209,750
Total interest-earning assets	2,792,518	2,164,030	1,473,604	2,741,612	9,171,764

Interest-bearing liabilities:
Non-maturity deposits(3)	1,131,816	599,430	453,072	1,590,698	3,775,016
Certificates of deposit	2,277,022	679,133	42,033	293	2,998,481
Borrowings(4)	611,316	1,184,871	42,510	23,308	1,862,005
Total interest-bearing liabilities	4,020,154	2,463,434	537,615	1,614,299	8,635,502

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,227,636)	$(299,404)	$935,989	$1,127,313	$536,262

Cumulative excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,227,636)	$(1,527,040)	$(591,051)	$536,262

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
December 31, 2025	(12.6%)	(15.6%)	(6.0%)	5.5%
September 30, 2025	(10.1)

Cumulative one-year gap - interest rates +200 bps at:
December 31, 2025	(14.9)
September 30, 2025	(12.2)

Cumulative one-year gap - interest rates -200 bps at:
December 31, 2025	(8.4)
September 30, 2025	(5.8)
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
(2)MBS reflect projected prepayments at amortized cost. All other securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of December 31, 2025, at amortized cost.
(3)Although the Bank's non-maturity deposits are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing accounts decline) used on these accounts are based on assumptions developed from our actual experiences with these accounts. If all of the Bank's non-maturity deposits had been assumed to be subject to repricing within one year, interest-bearing liabilities estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $3.87 billion, for a cumulative one-year gap of (39.6%) of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item are $100.0 million of FHLB adjustable-rate advances tied to an interest rate swap. The repricing of these liabilities is projected to occur at the maturity date of the interest rate swap.

At December 31, 2025, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.23) billion, or (12.6%) of total assets, compared to $(983.6) million, or (10.1%) of total assets, at September 30, 2025. The change in the one-year gap amount was due primarily to an increase in the amount of projected liability cash flows coming due in one year, as of December 31, 2025, compared to September 30, 2025, partially offset by an increase in the amount of comparable asset cash flows. The increase in projected liabilities was primarily in the deposit portfolio as the Bank's non-maturity deposits increased between the two periods and its certificate of deposit portfolio continued to become more seasoned with a WAM of 0.8 years as of December 31, 2025. Additionally, the amount of borrowings due within one year increased due to the passage of time. The increase in projected assets was primarily within the Bank's commercial fixed-rate loan portfolio due to the origination of short-term fixed-rate loans during the current quarter and, to a lesser extent, the seasoning of its existing fixed-rate commercial loan portfolio.

The amount of interest-bearing liabilities expected to reprice in a given period typically is not significantly impacted by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of December 31, 2025, the Bank's one-year gap would have been projected to be $(1.46) billion, or (14.9%) of total assets. If interest rates were to decrease 200 basis points, as of December 31, 2025, the Bank's one-year gap would have been projected to be $(821.4) million, or (8.4%) of total assets. The changes in the gap amounts compared to when there is no change in rates was due to changes in the anticipated net cash flows primarily as a result of projected prepayments on mortgage-related assets in each rate environment. In higher rate environments, prepayments on mortgage-related assets are projected to be lower and, in lower rate environments, prepayments are projected to be higher. This compares to a projected one-year gap of $(1.19) billion, or (12.2%) of total assets, if interest rates were to have increased 200 basis points as of September 30, 2025, and a projected one-year gap of $(570.8) million, or (5.8%) of total assets, if interest rates were to have decreased 200 basis points as of the same date.

Change in Net Interest Income. The Bank's net interest income projections reflect simulated responses to interest rates of assets and liabilities that are expected to mature or reprice over the next year. Repricing occurs as a result of cash flows that are received or paid on assets or due on liabilities which would be replaced at then current market interest rates or on adjustable-rate products that reset during the next year. The Bank's borrowings and certificate of deposit portfolios have stated maturities, and the cash flows related to fixed-rate liabilities do not generally fluctuate as a result of changes in interest rates. Cash flows from mortgage-related assets and callable agency debentures can vary significantly as a result of changes in interest rates. As interest rates decrease, borrowers have an economic incentive to lower their cost of debt by refinancing or endorsing their mortgage to a lower interest rate. Similarly, agency debt issuers are more likely to exercise embedded call options and issue new securities at a lower interest rate. The Bank did not hold any callable agency debentures as of December 31, 2025 or September 30, 2025.

For each date presented in the following table, the estimated change in the Bank's net interest income is based on the indicated instantaneous, parallel and permanent change in interest rates. The change in each interest rate environment represents the difference between estimated net interest income in the zero basis point interest rate environment ("base case," assumes the forward market and product interest rates implied by the yield curve are realized) and the estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). Projected cash flows for each scenario are based upon varying prepayment assumptions to model anticipated behavior changes as market rates change. Estimations of net interest income used in preparing the table below were based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities do not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any projected gains or losses related to the sale of assets, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.

Change	Net Interest Income At
(in Basis Points)	December 31, 2025			September 30, 2025
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$204,688	$(10,518)	(4.9%)	$202,033	$(8,667)	(4.1%)
-200 bp	205,727	(9,479)	(4.4)	203,014	(7,686)	(3.7)
-100 bp	210,067	(5,139)	(2.4)	206,913	(3,787)	(1.8)
000 bp	215,206	—	—	210,700	—	—
+100 bp	218,697	3,491	1.6	212,822	2,122	1.0
+200 bp	221,164	5,958	2.8	213,755	3,055	1.5
+300 bp	222,634	7,428	3.5	214,061	3,361	1.6
(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.
In general, increases/(decreases) in the Bank's net interest income projections under the various interest rate scenarios presented are due to the degree in which cash flows are realized and the rates projected to be earned on funds received through loan and securities repayments, in each scenario, are greater/(less) than the rates projected to be paid on deposits and borrowings over the next 12 months. The net interest income projection was higher in the base case scenario at December 31, 2025 compared to September 30, 2025, due primarily to an increase in the average balance and average rate of the Bank's loan portfolio. Projected interest expense on deposits increased between the two periods as a result of an increase in the overall balance of the portfolio but was offset by a decrease in the balance of borrowings and the continued decrease in the average rate paid on deposits.

As of December 31, 2025, projected net interest income increased more in each of the increasing rate scenarios presented and decreased more in each of the decreasing rate scenarios presented, compared to September 30, 2025. The marginal increase in net interest income sensitivity is largely a result of continued growth in the Bank's commercial loan portfolio. Commercial loans often have adjustable-rate features, which makes the projected amount of interest income on these assets more sensitive to changes in interest rates as they reprice on a more frequent basis. Additionally, commercial loans often have shorter average lives compared to retail mortgage loans, which results in the more frequent repricing of fixed-rate cash flows.

Change in MVPE. Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE. The market value of an asset or liability reflects the present value of all the projected cash flows over its remaining life, discounted at market interest rates. As interest rates rise, generally the market value for both financial assets and liabilities decrease. The opposite is generally true as interest rates fall. The MVPE represents the theoretical market value of capital that is calculated by netting the market value of assets, liabilities, and off-balance sheet instruments. If the market values of financial assets increase by more than the market values of financial liabilities, or if the market values of financial liabilities decrease by more than the market values of financial assets, the MVPE will increase. The market value of shorter term-to-maturity and floating/adjustable-rate financial instruments are less sensitive to changes in interest rates than are longer term-to-maturity and fixed-rate financial instruments. As a result, the market values of our certificates of deposit (which generally have relatively shorter average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which generally have relatively longer average lives). The average life of our mortgage-related assets varies under different interest rate environments because borrowers have the ability to prepay their mortgage loans. Therefore, as interest rates decrease, the WAL of mortgage-related assets typically decreases as well. As interest rates increase, the WAL typically increases, which also increases the sensitivity of these assets in higher rate environments.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	December 31, 2025			September 30, 2025
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$1,532,607	$329,640	27.4%	$1,477,941	$315,678	27.2%
-200 bp	1,410,953	207,986	17.3	1,362,942	200,679	17.3
-100 bp	1,299,290	96,323	8.0	1,256,515	94,252	8.1
000 bp	1,202,967	—	—	1,162,263	—	—
+100 bp	1,066,162	(136,805)	(11.4)	1,026,750	(135,513)	(11.7)
+200 bp	908,706	(294,261)	(24.5)	873,123	(289,140)	(24.9)
+300 bp	756,747	(446,220)	(37.1)	725,096	(437,167)	(37.6)
(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The Bank's estimated MVPE remained largely unchanged, increasing from $1.16 billion at September 30, 2025 to $1.20 billion at December 31, 2025. Compositional changes on the balance sheet, including within the Bank's loan portfolio as it continues to shift from one- to four-family to commercial loans, coupled with decreases (or tightening) in discount spreads applied to its mortgage-related assets drove the marginal increase in MVPE. This increase was partially offset by decreases in benchmark interest rates along the short-end of the yield curve as the Federal Open Market Committee ("FOMC") resumed cutting the Fed Funds target rate and the Bank generally has more interest-bearing liability cash flows tied to the short-end of the yield curve than it does interest-earning asset cash flows. Our one- to four-family loans are predominately fixed-rate loans with long maturities and, therefore, are more economically sensitive to changes in market interest rates whereas commercial loans often have shorter average lives and floating/adjustable-rate features, which results in less sensitivity to changes in market interest rates. Between the two periods, the balance of the Bank's one- to four-family loans decreased $98.6 million, net, and the balance of its commercial loans increased $162.6 million, net.

In elevated interest rate environments, such as the current environment, the estimated market value of the Bank's fixed-rate one- to four-family loan portfolio in the base case scenario is reduced as the average rate of that portfolio is less than current market rates. The Bank's commercial loans have, predominately, been originated more recently at current market rates, giving them higher estimated values in the base case compared to the Bank's one- to four-family loans. To the extent that the balance of the Bank's one- to four-family loan portfolio, with overall average rates less than current market rates, continues to decrease and the balance of commercial loans, with average rates closer to or above current market rates, continues to increase, the estimated market value of the Bank's overall loan portfolio, in the base case scenario, is expected to continue to increase. Changes to the slope and/or relative levels of benchmark interest rates could also have a material impact on the estimated market value of the Bank’s loan portfolio.

As interest rates increase, fixed- rate borrowers generally have less economic incentive to prepay or to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets. As interest rates increase in the rising interest rate scenarios, prepayments on mortgage-related assets are more likely to decrease and only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other major events as there is less economic incentive for them to prepay their debt, resulting in an increase in the estimated average lives of those mortgage-related assets. Similarly, call projections for callable agency debentures decrease as interest rates rise, which results in cash flows related to those assets moving closer to their contractual maturity dates. The longer expected average lives of those assets increase the sensitivity of their market value to changes in interest rates. Conversely, as interest rates decrease, borrowers who obtained fixed-rate credit in a higher interest rate environment have more economic incentive to prepay or to refinance their mortgages, and agency debt issuers have more economic incentive and opportunity to exercise their call options in order to re-issue debt at lower interest rates, resulting in increased projected cash flows from these assets. The resulting shorter expected average lives of the assets result in a decrease in the sensitivity of their market value to changes in interest rates.

In the increasing interest rate scenarios, the sensitivity reflects the negative impacts of rates on the market value of the Bank's loan and securities portfolios more so than on its deposit and borrowing portfolios. In the decreasing interest rate scenarios, the Bank's MVPE increases due to a larger increase in the estimated market value of the Bank's assets than its liabilities. This is because the Bank's mortgage-related assets continue to have a longer duration in these rate scenarios, which equates to greater sensitivity as interest rates change.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of December 31, 2025. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of the interest rate swap and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of the interest rate swap.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	$829,704	5.48%	3.2		8.9%
Loans receivable:
Fixed-rate one- to four-family	4,904,673	3.53	6.6	59.8%	52.5
Fixed-rate commercial	847,870	5.79	1.8	10.3	9.1
All other fixed-rate loans	30,938	7.35	7.0	0.4	0.3
Total fixed-rate loans	5,783,481	3.88	5.9	70.5	61.9
Adjustable-rate one- to four-family	886,128	4.55	4.1	10.8	9.5
Adjustable-rate commercial	1,430,772	5.87	3.5	17.5	15.3
All other adjustable-rate loans	99,594	7.41	3.3	1.2	1.0
Total adjustable-rate loans	2,416,494	5.45	3.7	29.5	25.8
Total loans receivable	8,199,975	4.34	5.2	100.0%	87.7
FHLB stock	85,060	9.21	1.6		0.9
Cash and cash equivalents	232,634	3.30	—		2.5
Total interest-earning assets	$9,347,373	4.46	4.9		100.0%

Non-maturity deposits	$3,118,950	1.21	5.0	51.0%	39.2%
Retail certificates of deposit	2,818,392	3.63	0.8	46.1	35.5
Commercial certificates of deposit	62,178	3.51	0.6	1.0	0.8
Public unit certificates of deposit	117,911	4.02	0.6	1.9	1.5
Total interest-bearing deposits	6,117,431	2.40	2.9	100.0%	77.0
Term borrowings	1,830,867	3.65	1.4		23.0
Total interest-bearing liabilities	$7,948,298	2.69	2.6		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of December 31, 2025. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2025, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See "Liquidity and Capital Resources - Limitations on Dividends and Other Capital Distributions" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding OCC restrictions on dividends from the Bank to the Company.

The following table summarizes our stock repurchase activity during the three months ended December 31, 2025 and additional information regarding our stock repurchase program. As of December 31, 2025, the Company had $54.8 million of common stock authorized under an existing stock repurchase plan. Although our existing repurchase plan has no expiration date, we are required to annually seek the FRB of Kansas City's non-objection for the buyback amount. The Company has notified the FRB of Kansas City of its intent to extend the stock repurchase plan for another year. Shares may be repurchased from time to time in the open market or in privately negotiated transactions based upon market conditions, available liquidity and other factors.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
October 1, 2025 through
October 31, 2025	25,000	$6.06	25,000	$70,995,887
November 1, 2025 through
November 30, 2025	600,000	6.40	600,000	67,153,872
December 1, 2025 through
December 31, 2025	1,751,633	7.03	1,751,633	54,846,562
Total	2,376,633	6.86	2,376,633	54,846,562

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Plans
During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
See "Index to Exhibits."

INDEX TO EXHIBITS

Exhibit Number	Document
3(i)	Charter of Capitol Federal Financial, Inc., as filed on May 6, 2010, as Exhibit 3(i) to Capitol Federal Financial, Inc.'s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference
3(ii)	Bylaws of Capitol Federal Financial, Inc., as amended, filed on March 30, 2020, as Exhibit 3.2 to Form 8-K for Capitol Federal Financial Inc. and incorporated herein by reference
10.1	Form of Amended and Restated Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, Rick C. Jackson, Natalie G. Haag, Anthony S. Barry, and William J. Skrobacz filed on November 29, 2023 as Exhibit 10.1 to the Registrant's September 30, 2023 Form 10-K and incorporated herein by reference
10.2	Capitol Federal Financial's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13, 2000 as Appendix A to Capitol Federal Financial's Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.3	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 8, 2020 as Exhibit 10.3 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference
10.4	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.5	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.6	Description of Director Fee Arrangements, as filed on November 23, 2022, as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.7	Short-term Performance Plan, as amended and restated, as filed on November 25, 2025, as Exhibit 10.7 to the Registrant's Current Report on Form 8-K/A and incorporated herein by reference
10.8	Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the "Equity Incentive Plan") filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.'s Proxy Statement (File No. 001-34814) and incorporated herein by reference
10.9	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.12 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.10	Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.13 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.11	Form of Stock Appreciation Right Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.14 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.12	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.13	Capitol Federal Financial, Inc. 2026 Omnibus Incentive Plan filed on December 18, 2025 as Appendix A to Capitol Federal Financial, Inc.'s Proxy Statement (File No. 001-34814) and incorporated herein by reference
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
101
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2025, filed with the SEC on February 6, 2026, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at December 31, 2025 and September 30, 2025, (ii) Consolidated Statements of Income for the three months ended December 31, 2025, and 2024, (iii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2025, and 2024, (iv) Consolidated Statement of Stockholders' Equity for the three months ended December 31, 2025, and 2024, (v) Consolidated Statements of Cash Flows for the three months ended December 31, 2025, and 2024, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: February 6, 2026	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer

Date: February 6, 2026	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer