Form 10-Q
period 2026-03-31
Capitol Federal Financial, Inc.
filed 2026-05-08
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

As of May 1, 2026, there were 126,769,827 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	September 30,
	2026	2025
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $314,655 and $229,566)	$330,925	$252,443
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $795,659 and $847,369)	809,566	867,216
Loans receivable, net (allowance for credit losses ("ACL") of $26,599 and $24,039)	8,114,205	8,111,961
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	79,420	90,662
Premises and equipment, net	88,413	89,314
Income taxes receivable, net	927	220
Deferred federal income tax assets, net	22,789	23,826
Other assets	382,835	343,059
TOTAL ASSETS	$9,829,080	$9,778,701

LIABILITIES:
Deposits	$6,924,491	$6,591,448
Borrowings	1,707,055	1,950,770
Advances by borrowers	57,528	65,416
Deferred state income tax liabilities, net	2,591	2,056
Other liabilities	111,689	121,334
Total liabilities	8,803,354	8,731,024

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 1,400,000,000 shares authorized, 127,688,691 and 132,204,305 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	1,277	1,322
Additional paid-in capital	1,110,648	1,142,711
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(23,954)	(24,780)
Accumulated deficit	(73,805)	(87,331)
Accumulated other comprehensive income ("AOCI"), net of tax	11,560	15,755
Total stockholders' equity	1,025,726	1,047,677
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,829,080	$9,778,701

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME:
Loans receivable	$89,323	$80,867	$179,115	$162,261
Mortgage-backed securities ("MBS")	10,853	11,264	22,194	22,288
Cash and cash equivalents	2,474	2,729	5,247	4,600
FHLB stock	1,858	2,285	3,890	4,637
Investment securities	52	1,030	103	2,011
Total interest and dividend income	104,560	98,175	210,549	195,797

INTEREST EXPENSE:
Deposits	36,299	35,853	73,799	73,198
Borrowings	15,995	18,482	33,167	36,529
Total interest expense	52,294	54,335	106,966	109,727

NET INTEREST INCOME	52,266	43,840	103,583	86,070

PROVISION FOR CREDIT LOSSES	2,372	—	3,478	677
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	49,894	43,840	100,105	85,393

NON-INTEREST INCOME:
Deposit service fees	2,690	2,596	5,562	5,303
Income from bank-owned life insurance ("BOLI")	1,151	747	2,116	1,295
Insurance commissions	512	927	1,301	1,703
Other non-interest income	1,106	683	1,959	1,345
Total non-interest income	5,459	4,953	10,938	9,646

NON-INTEREST EXPENSE:
Salaries and employee benefits	15,828	14,938	31,575	29,170
Information technology and related expense	5,425	4,924	10,559	9,474
Occupancy, net	3,265	3,502	6,715	6,835
Professional and other services	1,579	1,469	3,368	2,582
Federal insurance premium	1,110	1,095	2,221	2,133
Advertising and promotional	645	760	1,701	1,582
Deposit and loan transaction costs	768	879	1,484	1,470
Office supplies and related expense	511	437	992	836
Other non-interest expense	1,143	1,536	2,135	2,606
Total non-interest expense	30,274	29,540	60,750	56,688
INCOME BEFORE INCOME TAX EXPENSE	25,079	19,253	50,293	38,351
INCOME TAX EXPENSE	4,931	3,854	9,841	7,521
NET INCOME	$20,148	$15,399	$40,452	$30,830

Basic earnings per share ("EPS")	$0.16	$0.12	$0.32	$0.24
Diluted EPS	$0.16	$0.12	$0.32	$0.24

Basic weighted average common shares	126,631,125	130,025,900	127,804,904	129,999,144
Diluted weighted average common shares	126,631,125	130,025,900	127,804,904	129,999,144

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net income	$20,148	$15,399	$40,452	$30,830
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on AFS securities arising during the period, net of taxes of $1,619, $(2,151), $1,435 and $1,590	(5,079)	6,750	(4,505)	(4,992)
Unrealized gains (losses) on cash flow hedges arising during the period, net of taxes of $(182), $225, $(208) and $(531)	569	(706)	652	1,669
Reclassification adjustment for cash flow hedge amounts included in net income, net of taxes of $44, $177, $109 and $399	(136)	(554)	(342)	(1,252)
Total other comprehensive (loss) income, net of tax	(4,646)	5,490	(4,195)	(4,575)
Comprehensive income	$15,502	$20,889	$36,257	$26,255

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Six Months Ended March 31, 2026
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Accumulated		Stockholders'
	Stock	Capital	ESOP	Deficit	AOCI	Equity
Balance at September 30, 2025	$1,322	$1,142,711	$(24,780)	$(87,331)	$15,755	$1,047,677
Net income				20,304		20,304
Other comprehensive income, net of tax					451	451
ESOP activity		(145)	413			268
Stock-based compensation		99				99
Repurchase of common stock and excise taxes	(24)	(16,438)				(16,462)
Cash dividends to stockholders ($0.085 per share)				(11,017)		(11,017)
Balance at December 31, 2025	1,298	1,126,227	(24,367)	(78,044)	16,206	1,041,320
Net income				$20,148		20,148
Other comprehensive loss, net of tax					(4,646)	(4,646)
ESOP activity		(118)	413			295
Stock-based compensation		94				94
Repurchase of common stock and excise taxes	(21)	(15,555)				(15,576)
Cash dividends to stockholders ($0.125 per share)				(15,909)		(15,909)
Balance at March 31, 2026	$1,277	$1,110,648	$(23,954)	$(73,805)	$11,560	$1,025,726

	For the Six Months Ended March 31, 2025
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Accumulated		Stockholders'
	Stock	Capital	ESOP	Deficit	AOCI	Equity
Balance at September 30, 2024	$1,327	$1,146,851	$(26,431)	$(111,104)	$21,627	$1,032,270
Net income				15,431		15,431
Other comprehensive loss, net of tax					(10,065)	(10,065)
ESOP activity		(149)	412			263
Restricted stock activity, net	1	(1)				—
Stock-based compensation		101				101
Cash dividends to stockholders ($0.085 per share)				(11,061)		(11,061)
Balance at December 31, 2024	1,328	1,146,802	(26,019)	(106,734)	11,562	1,026,939
Net income				15,399		15,399
Other comprehensive income, net of tax					5,490	5,490
ESOP activity		(172)	413			241
Stock-based compensation		103				103
Cash dividends to stockholders (0.085 per share)				(11,062)		(11,062)
Balance at March 31, 2025	$1,328	$1,146,733	$(25,606)	$(102,397)	$17,052	$1,037,110

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,452	$30,830
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(3,890)	(4,637)
Provision for credit losses	3,478	677
Originations of loans receivable held-for-sale ("LHFS")	—	(407)
Proceeds from sales of LHFS	—	334
Amortization and accretion of premiums and discounts on securities	(1,699)	(1,662)
Depreciation and amortization of premises and equipment	3,507	3,662
Amortization of intangible assets	127	274
Amortization of deferred amounts related to FHLB advances, net	651	725
Common stock committed to be released for allocation - ESOP	563	504
Stock-based compensation	193	204
Amortization of net deferred loan fees and premiums	(1,863)	(116)
Changes in:
Unrestricted cash collateral from derivative counterparties, net	700	870
Other assets, net	5,166	2,964
Income taxes receivable, net	(710)	(1,040)
Deferred income tax assets, net	2,912	1,572
Other liabilities	(10,698)	(13,641)
Net cash provided by operating activities	38,889	21,113

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(22,889)	(209,458)
Proceeds from calls, maturities and principal reductions of AFS securities	76,298	99,387
Proceeds from the redemption of FHLB stock	15,132	6,478
Net change in loans receivable	(3,297)	30,507
Purchase of BOLI	(45,000)	—
Proceeds from BOLI death benefit	—	667
Purchase of premises and equipment	(2,910)	(1,908)
Proceeds from sale of premises and equipment	—	43
Proceeds from sale of other real estate owned ("OREO")	278	110
Net cash provided by (used in) investing activities	17,612	(74,174)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	333,043	242,563
Proceeds from borrowings	425,100	350,100
Repayments on borrowings	(667,477)	(387,456)
Payment of FHLB prepayment penalties	(2,147)	—
Cash dividends paid	(26,926)	(22,123)
Repurchase of common stock and excise tax payments	(31,724)	—
Change in advances by borrowers	(7,888)	(6,941)
Net cash provided by financing activities	21,981	176,143

NET INCREASE IN CASH AND CASH EQUIVALENTS	78,482	123,082

CASH AND CASH EQUIVALENTS:
Beginning of period	252,443	217,307
End of period	$330,925	$340,389

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This ASU requires additional expense disclosures by public entities in the notes to the financial statements. The ASU outlines the specific costs that are required to be disclosed, which include costs such as: purchases of inventory, employee compensation, depreciation, intangible asset amortization, selling costs, and depreciation, depletion, and amortization related to oil and gas production. It also requires qualitative descriptions of the amounts remaining in the relevant expense income statement captions that are not separately disaggregated quantitatively in the notes to the financial statements and the entity's definition of selling expenses. The disclosures are required for each interim and annual reporting period. The ASU is effective for fiscal years beginning after December 15, 2026, which is the fiscal year ending September 30, 2028 for the Company. In January 2025, the FASB issued ASU 2025-1, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Clarifying the Effective Date. The FASB clarified the interim reporting date when an entity adopts ASU 2024-03. Per ASU 2025-01, ASU 2024-03 is effective for interim periods within fiscal years beginning after December 15, 2027, which is the quarter ending December 31, 2028 for the Company. The Company is currently evaluating the effect this ASU will have on the Company's expense disclosures in the notes to the consolidated financial statements.

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(Dollars in thousands, except per share amounts)
Net income	$20,148	$15,399	$40,452	$30,830
Income allocated to participating securities	(24)	(18)	(49)	(36)
Net income available to common stockholders	$20,124	$15,381	$40,403	$30,794

Total basic average common shares outstanding	126,631,125	130,025,900	127,804,904	129,999,144
Effect of dilutive stock options	—	—	—	—
Total diluted average common shares outstanding	126,631,125	130,025,900	127,804,904	129,999,144

Net EPS:
Basic	$0.16	$0.12	$0.32	$0.24
Diluted	$0.16	$0.12	$0.32	$0.24

Antidilutive stock options, excluded from the diluted
average common shares outstanding calculation	182,810	267,439	201,857	290,390

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The Company did not hold any tax-exempt securities during the six months ended March 31, 2026 or 2025.

	March 31, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$791,659	$14,642	$550	$805,751
Corporate bonds	4,000	—	185	3,815
	$795,659	$14,642	$735	$809,566

	September 30, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$843,369	$20,303	$172	$863,500
Corporate bonds	4,000	—	284	3,716
	$847,369	$20,303	$456	$867,216

At March 31, 2026, AFS securities included $734.8 million of residential MBS and $70.9 million of commercial MBS. At September 30, 2025 AFS securities included $793.8 million of residential MBS and $69.7 million of commercial MBS.

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	March 31, 2026
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$54,007	$480	$5,199	$70
Corporate bonds	—	—	3,815	185
	$54,007	$480	$9,014	$255

	September 30, 2025
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$13,946	$55	$26,144	$117
Corporate bonds	—	—	3,716	284
	$13,946	$55	$29,860	$401

The unrealized losses at March 31, 2026 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record an ACL on securities in an unrealized loss position at March 31, 2026 as management did not believe any of the securities were impaired due to credit quality reasons. The issuers of these securities continue to make scheduled and timely principal and interest payments, as applicable, under the contractual term of the securities, so management believes the entire principal balance will be collected as scheduled. Additionally, management does not have the intent to sell any of the securities, and believes that it is more likely than not that the Company will not be required to sell the securities before the recovery of the remaining amortized cost, which could be at maturity. The fair value is expected to recover as the securities approach their maturity date, if not before, or if market yields decline.

The amortized cost and estimated fair value of AFS debt securities as of March 31, 2026, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity categories in the table below.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Five years through ten years	$4,000	$3,815
	4,000	3,815
MBS	791,659	805,751
	$795,659	$809,566

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	March 31, 2026	September 30, 2025
	(Dollars in thousands)
Federal Reserve Bank of Kansas City ("FRB of Kansas City") borrowings	$103,752	$91,130
Public unit deposits	99,018	150,916
	$202,770	$242,046

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at March 31, 2026 and September 30, 2025 are summarized as follows:

	March 31, 2026	September 30, 2025
	(Dollars in thousands)
One- to four-family:
Originated	$3,676,252	$3,774,134
Correspondent purchased	1,905,759	2,000,216
Bulk purchased	109,675	114,231
Construction	16,123	16,054
Total	5,707,809	5,904,635
Commercial:
Commercial real estate	1,896,313	1,709,990
Commercial and industrial	232,182	210,119
Commercial construction	189,251	195,886
Total	2,317,746	2,115,995
Consumer:
Home equity	106,414	104,809
Other	7,327	8,436
Total	113,741	113,245

Total loans receivable	8,139,296	8,133,875

Less:
ACL	26,599	24,039
Deferred loan fees/discounts	30,087	31,268
Premiums/deferred costs	(31,595)	(33,393)
	$8,114,205	$8,111,961

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

Commercial loans - The Bank's commercial loan portfolio includes loans originated by the Bank or in participation with a lead bank. For commercial participation loans, the Bank performs the same underwriting procedures as if the loan were originated by the Bank.

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

For commercial construction loans, LTVs generally do not exceed 80% of the projected appraised value of the property securing the loans and the minimum DSCR is generally 1.15x, based upon projected cash flows and the contractual loan payments when the project stabilizes. The borrower must have successful experience with the construction and operation of properties similar to the subject property. Appraisals on properties securing these loans are performed by independent state certified fee appraisers. For construction loans, guaranties are typically required during the period of construction. After construction is complete, for select experienced borrowers that have a strong DSCR and low LTV, the guaranty may be reduced or phased out when the property meets certain performance metrics. Additionally, the Bank generally requires the borrower to contribute equity at the start of a project and prior to any Bank funding.

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

The following tables set forth, as of the dates indicated, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. Amortized cost is the amount of unpaid principal of the loan, net of undisbursed funds, unamortized premiums and discounts, and deferred fees and costs. All revolving lines of credit and revolving lines of credit converted to term loans are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At March 31, 2026 and September 30, 2025, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off. The commercial real estate substandard loan amount presented in the "Current Fiscal Year" column is primarily related to two loans in the same borrowing relationship that were modified during the current fiscal year. During the current quarter, an updated appraisal was received related to the collateral securing this lending relationship and as a result, a specific valuation allowance was recorded as of March 31, 2026. The loans associated with this lending relationship were on nonaccrual at both March 31, 2026 and September 30, 2025. The loans are recourse loans and have personal guarantees.

	March 31, 2026
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2025	2024	2023	2022	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$118,393	$227,023	$210,407	$278,931	$508,747	$2,312,503	$—	$—	$3,656,004
Special Mention	—	480	763	1,501	1,213	4,555	—	—	8,512
Substandard	—	—	—	361	299	14,159	—	—	14,819
Correspondent purchased
Pass	—	—	500	282,798	422,286	1,212,420	—	—	1,918,004
Special Mention	—	—	—	1,668	—	722	—	—	2,390
Substandard	—	—	—	711	840	5,569	—	—	7,120
Bulk purchased
Pass	—	—	—	—	—	106,343	—	—	106,343
Special Mention	—	—	—	—	—	1,596	—	—	1,596
Substandard	—	—	—	—	—	2,084	—	—	2,084
	118,393	227,503	211,670	565,970	933,385	3,659,951	—	—	5,716,872
Commercial:
Commercial real estate
Pass	439,207	624,768	248,004	280,838	200,794	205,043	11,144	—	2,009,798
Special Mention	—	6,847	—	—	15,090	—	415	—	22,352
Substandard	40,386	—	297	2,631	160	2,101	198	—	45,773
Commercial and industrial
Pass	38,932	88,088	23,359	23,840	12,409	6,497	36,930	—	230,055
Special Mention	114	—	—	—	30	—	220	—	364
Substandard	70	242	131	23	79	—	869	—	1,414
	518,709	719,945	271,791	307,332	228,562	213,641	49,776	—	2,309,756
Consumer:
Home equity
Pass	2,347	4,961	4,891	3,196	3,233	2,921	77,486	7,490	106,525
Special Mention	—	—	—	13	—	—	64	79	156
Substandard	—	98	—	—	—	4	32	34	168
Other
Pass	1,538	2,311	1,359	958	641	107	358	—	7,272
Special Mention	—	—	10	—	—	—	—	—	10
Substandard	3	2	12	—	27	1	—	—	45
	3,888	7,372	6,272	4,167	3,901	3,033	77,940	7,603	114,176

Total	$640,990	$954,820	$489,733	$877,469	$1,165,848	$3,876,625	$127,716	$7,603	$8,140,804

	September 30, 2025
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2025	2024	2023	2022	2021	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$233,573	$232,879	$296,339	$529,728	$739,138	$1,722,587	$—	$—	$3,754,244
Special Mention	—	—	1,409	1,099	1,672	4,614	—	—	8,794
Substandard	—	—	363	568	469	12,005	—	—	13,405
Correspondent purchased
Pass	—	510	301,792	439,538	524,927	748,902	—	—	2,015,669
Special Mention	—	—	1,441	523	366	367	—	—	2,697
Substandard	—	—	—	615	263	4,153	—	—	5,031
Bulk purchased
Pass	—	—	—	—	—	110,862	—	—	110,862
Special Mention	—	—	—	—	—	1,564	—	—	1,564
Substandard	—	—	—	—	—	2,180	—	—	2,180
	233,573	233,389	601,344	972,071	1,266,835	2,607,234	—	—	5,914,446
Commercial:
Commercial real estate
Pass	639,555	292,900	396,152	208,604	111,266	134,388	9,775	—	1,792,640
Special Mention	7,587	—	36,266	16,060	—	80	—	—	59,993
Substandard	39,962	142	2,681	—	106	2,609	50	—	45,550
Commercial and industrial
Pass	103,700	25,950	26,082	14,387	5,555	1,923	31,287	—	208,884
Special Mention	—	—	—	44	—	—	355	—	399
Substandard	—	292	—	87	25	—	69	—	473
	790,804	319,284	461,181	239,182	116,952	139,000	41,536	—	2,107,939
Consumer:
Home equity
Pass	5,609	5,532	3,513	3,755	1,064	2,166	75,067	7,937	104,643
Special Mention	—	—	33	—	—	—	251	42	326
Substandard	100	—	—	—	—	11	57	42	210
Other
Pass	3,629	1,877	1,354	824	175	49	416	—	8,324
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	8	26	33	45	—	—	—	—	112
	9,346	7,435	4,933	4,624	1,239	2,226	75,791	8,021	113,615

Total	$1,033,723	$560,108	$1,067,458	$1,215,877	$1,385,026	$2,748,460	$117,327	$8,021	$8,136,000

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

	March 31, 2026
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2025	2024	2023	2022	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$118,393	$227,074	$211,170	$280,728	$509,450	$2,321,790	$—	$—	$3,668,605
30-89	—	429	—	—	791	5,388	—	—	6,608
90+/FC	—	—	—	65	18	4,039	—	—	4,122
Correspondent purchased
Current	—	—	500	284,357	421,760	1,213,593	—	—	1,920,210
30-89	—	—	—	110	526	1,336	—	—	1,972
90+/FC	—	—	—	710	840	3,782	—	—	5,332
Bulk purchased
Current	—	—	—	—	—	109,263	—	—	109,263
30-89	—	—	—	—	—	421	—	—	421
90+/FC	—	—	—	—	—	339	—	—	339
	118,393	227,503	211,670	565,970	933,385	3,659,951	—	—	5,716,872
Commercial:
Commercial real estate
Current	479,122	631,615	247,955	283,252	215,884	204,326	11,559	—	2,073,713
30-89	471	—	87	—	—	1,012	—	—	1,570
90+/FC	—	—	259	217	160	1,806	198	—	2,640
Commercial and industrial
Current	39,116	87,674	23,359	23,850	12,464	6,497	37,100	—	230,060
30-89	—	656	—	13	54	—	50	—	773
90+/FC	—	—	131	—	—	—	869	—	1,000
	518,709	719,945	271,791	307,332	228,562	213,641	49,776	—	2,309,756
Consumer:
Home equity
Current	2,347	4,974	4,891	3,209	3,218	2,925	77,316	7,368	106,248
30-89	—	85	—	—	15	—	247	201	548
90+/FC	—	—	—	—	—	—	19	34	53
Other
Current	1,538	2,310	1,369	942	662	107	358	—	7,286
30-89	—	1	—	16	6	—	—	—	23
90+/FC	3	2	12	—	—	1	—	—	18
	3,888	7,372	6,272	4,167	3,901	3,033	77,940	7,603	114,176

Total	$640,990	$954,820	$489,733	$877,469	$1,165,848	$3,876,625	$127,716	$7,603	$8,140,804

	September 30, 2025
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2025	2024	2023	2022	2021	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$233,573	$232,879	$298,045	$530,487	$740,699	$1,730,689	$—	$—	$3,766,372
30-89	—	—	66	908	473	5,873	—	—	7,320
90+/FC	—	—	—	—	107	2,644	—	—	2,751
Correspondent purchased
Current	—	510	302,960	440,138	525,556	749,725	—	—	2,018,889
30-89	—	—	273	161	—	2,664	—	—	3,098
90+/FC	—	—	—	377	—	1,033	—	—	1,410
Bulk purchased
Current	—	—	—	—	—	114,315	—	—	114,315
30-89	—	—	—	—	—	156	—	—	156
90+/FC	—	—	—	—	—	135	—	—	135
	233,573	233,389	601,344	972,071	1,266,835	2,607,234	—	—	5,914,446
Commercial:
Commercial real estate
Current	687,104	292,556	434,882	223,812	111,227	134,468	9,775	—	1,893,824
30-89	—	344	—	852	40	—	—	—	1,236
90+/FC	—	142	217	—	105	2,609	50	—	3,123
Commercial and industrial
Current	103,700	26,100	26,082	14,486	5,580	1,923	31,642	—	209,513
30-89	—	—	—	32	—	—	—	—	32
90+/FC	—	142	—	—	—	—	69	—	211
	790,804	319,284	461,181	239,182	116,952	139,000	41,536	—	2,107,939
Consumer:
Home equity
Current	5,709	5,481	3,546	3,755	1,064	2,171	75,137	7,826	104,689
30-89	—	51	—	—	—	—	198	195	444
90+/FC	—	—	—	—	—	6	40	—	46
Other
Current	3,615	1,847	1,353	856	175	49	416	—	8,311
30-89	15	42	20	—	—	—	—	—	77
90+/FC	7	14	14	13	—	—	—	—	48
	9,346	7,435	4,933	4,624	1,239	2,226	75,791	8,021	113,615

Total	$1,033,723	$560,108	$1,067,458	$1,215,877	$1,385,026	$2,748,460	$117,327	$8,021	$8,136,000

Gross Charge-Offs - The following tables present gross charge-offs, for the periods indicated, by class of financing receivable for the year of origination or most recent credit decision.

	For the Six Months Ended March 31, 2026
								Revolving
								Lines
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	of Credit
	Fiscal	Year	Year	Year	Year	Prior	Lines of	Converted to
	Year	2025	2024	2023	2022	Years	Credit	Term	Total
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$12	$—	$—	$—	$—	$—	$12
Correspondent purchased	—	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—	—
	—	—	12	—	—	—	—	—	12
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	77	—	—	25	—	—	102
	—	—	77	—	—	25	—	—	102
Consumer:
Home equity	16	6	—	—	—	3	3	—	28
Other	—	—	—	15	7	—	—	—	22
	16	6	—	15	7	3	3	—	50

Total	$16	$6	$89	$15	$7	$28	$3	$—	$164

	For the Six Months Ended March 31, 2025
								Revolving
								Lines
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	of Credit
	Year	Year	Year	Year	Year	Prior	Lines of	Converted to
	2025	2024	2023	2022	2021	Years	Credit	Term	Total
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Correspondent purchased	—	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	113	—	—	113
	—	—	—	—	—	113	—	—	113
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Consumer:
Home equity	8	12	—	—	—	—	—	—	20
Other	—	1	4	—	—	—	2	—	7
	8	13	4	—	—	—	2	—	27

Total	$8	$13	$4	$—	$—	$113	$2	$—	$140

Delinquent and Nonaccrual Loans - The following tables present the amortized cost, at the dates indicated, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total loans. At March 31, 2026 and September 30, 2025, all loans 90 or more days delinquent were on nonaccrual status.

	March 31, 2026
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$6,608	$4,122	$10,730	$3,668,605	$3,679,335
Correspondent purchased	1,972	5,332	7,304	1,920,210	1,927,514
Bulk purchased	421	339	760	109,263	110,023
Commercial:
Commercial real estate	1,570	2,640	4,210	2,073,713	2,077,923
Commercial and industrial	773	1,000	1,773	230,060	231,833
Consumer:
Home equity	548	53	601	106,248	106,849
Other	23	18	41	7,286	7,327
	$11,915	$13,504	$25,419	$8,115,385	$8,140,804

	September 30, 2025
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$7,320	$2,751	$10,071	$3,766,372	$3,776,443
Correspondent purchased	3,098	1,410	4,508	2,018,889	2,023,397
Bulk purchased	156	135	291	114,315	114,606
Commercial:
Commercial real estate	1,236	3,123	4,359	1,893,824	1,898,183
Commercial and industrial	32	211	243	209,513	209,756
Consumer:
Home equity	444	46	490	104,689	105,179
Other	77	48	125	8,311	8,436
	$12,363	$7,724	$20,087	$8,115,913	$8,136,000

The amortized cost of mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process as of March 31, 2026 and September 30, 2025 was $1.3 million and $1.0 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the tables above. The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $135 thousand at March 31, 2026 and $197 thousand at September 30, 2025.

The following table presents the amortized cost at March 31, 2026 and September 30, 2025, by class, of loans classified as nonaccrual. Nonaccrual loans with no ACL were individually evaluated for loss and any losses have been charged-off. The majority of the balance of commercial real estate nonaccrual loans at March 31, 2026 and September 30, 2025 related to two loans from the same borrowing relationship. During the current quarter, an updated appraisal was received related to the collateral securing the borrowing relationship and a specific valuation allowance was recorded as of March 31, 2026. See additional discussion related to these loans in the "Credit Quality Indicators - Loan Classification" section above.

	March 31, 2026		September 30, 2025
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
One- to four-family:
Originated	$4,122	$1,693	$2,751	$1,833
Correspondent purchased	5,332	266	1,409	—
Bulk purchased	339	—	135	—
Commercial:
Commercial real estate	43,359	27,528	43,087	43,087
Commercial and industrial	1,415	640	320	320
Consumer:
Home equity	53	32	46	—
Other	18	—	48	14
	$54,638	$30,159	$47,796	$45,254

Loan Modifications - The following tables present the amortized cost basis of loans, as of the dates indicated, that were both experiencing financial difficulties and modified during the periods noted, by class of financing receivable and by type of modification. Also presented in the tables is the percentage of the amortized cost basis of loans, at the dates indicated, that were modified to borrowers experiencing financial difficulties as compared to the amortized cost basis of each class of financing receivable during the periods noted. During the six months ended March 31, 2026, the only charge-offs associated with modified loans during the period were $12 thousand for one- to four-family originated loans. During the six months ended March 31, 2025 there were no charge-offs related to loans modified during the period. The Company has not committed to lend additional amounts to borrowers included in these tables. The commercial real estate payment delay modification during the six months ended March 31, 2026 was due primarily to the two loans discussed above, under the "Credit Quality Indicators - Loan Classification" section. These two commercial loans were classified as substandard and nonaccrual at March 31, 2026.

	For the Three Months Ended March 31, 2026
			Term
			Extension		Total
			and		Class of
	Payment	Term	Payment		Financing
	Delay	Extension	Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$—	$1,969	$450	$2,419	0.1%
Correspondent purchased	—	346	367	713	—
Bulk purchased	1,596	—	—	1,596	1.5
	1,596	2,315	817	4,728	0.1
Commercial:
Commercial real estate	914	—	—	914	—
Commercial and industrial	—	—	13	13	—
	914	—	13	927	—
Consumer loans:
Home equity	42	—	—	42	—
Other	—	—	—	—	—
	42	—	—	42	—

Total	$2,552	$2,315	$830	$5,697	0.1

	For the Six Months Ended March 31, 2026
			Term
			Extension		Total
			and		Class of
	Payment	Term	Payment		Financing
	Delay	Extension	Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$134	$4,208	$1,066	$5,408	0.1%
Correspondent purchased	—	696	367	1,063	0.1
Bulk purchased	1,596	—	—	1,596	1.5
	1,730	4,904	1,433	8,067	0.1
Commercial:
Commercial real estate	40,829	—	—	40,829	2.0
Commercial and industrial	—	—	13	13	—
	40,829	—	13	40,842	1.8
Consumer loans:
Home equity	42	—	—	42	—
Other	—	—	—	—	—
	42	—	—	42	—

Total	$42,601	$4,904	$1,446	$48,951	0.6

	For the Three Months Ended March 31, 2025
			Term
			Extension		Total
			and		Class of
	Payment	Term	Payment		Financing
	Delay	Extension	Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$236	$1,344	$651	$2,231	0.1%
Correspondent purchased	—	513	187	700	—
Bulk purchased	—	—	—	—	—
	236	1,857	838	2,931	—
Commercial:
Commercial real estate	8,189	—	—	8,189	0.5
Commercial and industrial	—	838	—	838	0.6
	8,189	838	—	9,027	0.5
Consumer loans:
Home equity	—	35	—	35	—
Other	—	—	—	—	—
	—	35	—	35	—

Total	$8,425	$2,730	$838	$11,993	0.2

	For the Six Months Ended March 31, 2025
			Term
			Extension		Total
			and		Class of
	Payment	Term	Payment		Financing
	Delay	Extension	Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$353	$2,255	$816	$3,424	0.1%
Correspondent purchased	—	513	187	700	—
Bulk purchased	—	—	—	—	—
	353	2,768	1,003	4,124	0.1
Commercial:
Commercial real estate	8,189	—	—	8,189	0.5
Commercial and industrial	—	838	—	838	0.6
	8,189	838	—	9,027	0.5
Consumer loans:
Home equity	20	34	—	54	0.1
Other	—	—	—	—	—
	20	34	—	54	0.1

Total	$8,562	$3,640	$1,003	$13,205	0.2

Financial effect of loan modifications - The table below presents the financial effect of loan modifications during the periods noted, including the weighted average payment delay and weighted average term extension.

	For the Three Months Ended March 31, 2026		For the Six Months Ended March 31, 2026
	Payment	Term	Payment	Term
	Delay	Extension	Delay	Extension
One- to four-family:
Originated	9 months	24 months	8 months	40 months
Correspondent purchased	8 months	18 months	8 months	19 months
Bulk purchased	13 months	N/A	13 months	N/A

Commercial:
Commercial real estate	6 months	N/A	11 months	N/A
Commercial and industrial	60 months	60 months	60 months	60 months

Consumer:
Consumer home equity	8 months	N/A	8 months	N/A

	For the Three Months Ended March 31, 2025		For the Six Months Ended March 31, 2025
	Payment	Term	Payment	Term
	Delay	Extension	Delay	Extension
One- to four-family:
Originated	8 months	20 months	8 months	18 months
Correspondent purchased	9 months	34 months	9 months	34 months

Commercial:
Commercial real estate	9 months	N/A	9 months	N/A
Commercial and industrial	N/A	3 months	N/A	3 months

Consumer:
Consumer home equity	N/A	14 months	7 months	14 months

Performance of loan modifications - The Company closely monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans, based on amortized cost, by class of financing receivable as of March 31, 2026 and March 31, 2025, on loans modified during the preceding 12-months for borrowers experiencing financial difficulty that were delinquent as of March 31, 2026 and March 31, 2025, respectively. All other loans modified to borrowers experiencing financial difficulty during the periods noted were current as of March 31, 2026 and March 31, 2025.

	As of March 31, 2026			As of March 31, 2025
	30 to 89 Days Delinquent	90 or More Days Delinquent or in Foreclosure	Total Delinquent Loans	30 to 89 Days Delinquent	90 or More Days Delinquent or in Foreclosure	Total Delinquent Loans
	(Dollars in thousands)
One- to four-family:
Originated	$479	$355	$834	$567	$428	$995
Correspondent purchased	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	766	148	914	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer loans:
Home equity	—	—	—	—	88	88
Other	—	—	—	—	—	—
Total	$1,245	$503	$1,748	$567	$516	$1,083

The following tables present the amortized cost basis of loans that had a payment default during the three and six months ended March 31, 2026 or March 31, 2025 and were modified to borrowers experiencing financial difficulty in the 12-months prior to the default date, by class of financing receivable and by type of modification. The Company considers "default" to mean 90 days or more past due under the modified terms.

For the Three Months Ended March 31, 2026
Term
Extension
and
	Payment	Term	Payment
	Delay	Extension	Delay	Total
(Dollars in thousands)
One- to four-family:
Originated	$—	$169	$470	$639
Correspondent purchased	—	—	—	—
Bulk purchased	—	—	—	—
Commercial:
Commercial real estate	148	—	—	148
Commercial and industrial	—	—	—	—
Consumer loans:
Home equity	—	—	—	—
Other	—	—	—	—
Total	$148	$169	$470	$787

For the Six Months Ended March 31, 2026
Term
Extension
and
	Payment	Term	Payment
	Delay	Extension	Delay	Total
(Dollars in thousands)
One- to four-family:
Originated	$—	$462	$624	$1,086
Correspondent purchased	—	—	—	—
Bulk purchased	—	—	—	—
Commercial:
Commercial real estate	148	—	—	148
Commercial and industrial	—	—	—	—
Consumer loans:
Home equity	—	—	—	—
Other	—	—	—	—
Total	$148	$462	$624	$1,234

	For the Three Months Ended March 31, 2025
			Term
			Extension
			and
	Payment	Term	Payment
	Delay	Extension	Delay	Total
	(Dollars in thousands)
One- to four-family:
Originated	$84	$193	$151	$428
Correspondent purchased	—	—	187	187
Bulk purchased	—	—	—	—
Commercial:
Commercial real estate	—	—	192	192
Commercial and industrial	—	—	227	227
Consumer loans:
Home equity	88	—	—	88
Other	—	—	—	—
Total	$172	$193	$757	$1,122

	For the Six Months Ended March 31, 2025
			Term
			Extension
			and
	Payment	Term	Payment
	Delay	Extension	Delay	Total
	(Dollars in thousands)
One- to four-family:
Originated	$84	$193	$151	$428
Correspondent purchased	—	—	428	428
Bulk purchased	—	—	—	—
Commercial:
Commercial real estate	—	—	192	192
Commercial and industrial	—	—	227	227
Consumer loans:
Home equity	88	—	—	88
Other	—	—	—	—
Total	$172	$193	$998	$1,363

Allowance for Credit Losses - The following table summarizes ACL activity, by loan portfolio segment, for the periods presented.

	For the Three Months Ended March 31, 2026
		Commercial
	One- to four-	Commercial	Commercial
	Family	Real Estate	and Industrial	Total	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,842	$19,696	$1,826	$21,522	$208	$24,572
Charge-offs	(12)	—	—	—	(29)	(41)
Recoveries	1	—	—	—	3	4
Provision for credit losses	(168)	1,993	220	2,213	19	2,064
Ending balance	$2,663	$21,689	$2,046	$23,735	$201	$26,599

	For the Six Months Ended March 31, 2026
		Commercial
	One- to four-	Commercial	Commercial
	Family	Real Estate	and Industrial	Total	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,046	$18,277	$2,499	$20,776	$217	$24,039
Charge-offs	(12)	—	(102)	(102)	(50)	(164)
Recoveries	1	—	2	2	5	8
Provision for credit losses	(372)	3,412	(353)	3,059	29	2,716
Ending balance	$2,663	$21,689	$2,046	$23,735	$201	$26,599

	For the Three Months Ended March 31, 2025
		Commercial
	One- to four-	Commercial	Commercial
	Family	Real Estate	and Industrial	Total	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,757	$19,790	$1,209	$20,999	$241	$24,997
Charge-offs	(113)	—	—	—	(10)	(123)
Recoveries	2	—	2	2	5	9
Provision for credit losses	(84)	(785)	(40)	(825)	(4)	(913)
Ending balance	$3,562	$19,005	$1,171	$20,176	$232	$23,970

	For the Six Months Ended March 31, 2025
		Commercial
	One- to four-	Commercial	Commercial
	Family	Real Estate	and Industrial	Total	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,673	$17,968	$1,186	$19,154	$208	$23,035
Charge-offs	(113)	—	—	—	(27)	(140)
Recoveries	5	20	2	22	6	33
Provision for credit losses	(3)	1,017	(17)	1,000	45	1,042
Ending balance	$3,562	$19,005	$1,171	$20,176	$232	$23,970

The key assumptions in the Company's ACL model at March 31, 2026 include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at March 31, 2026. The key assumptions utilized in estimating the Company's ACL at March 31, 2026 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected an economic forecast that was the most appropriate considering the facts and circumstances at March 31, 2026. The forecasted economic indices applied to the model at March 31, 2026 were the national unemployment rate, changes in commercial real estate price index, changes in home values, changes in the U.S. consumer price index, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at March 31, 2026 was the national unemployment rate. The forecasted national unemployment rate in the economic scenario selected by management at March 31, 2026 had the national unemployment rate gradually increasing to 4.7% by March 31, 2027, which was the end of our four-quarter forecast time period.
•Forecast and reversion to mean time periods - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at March 31, 2026.
•Prepayment and curtailment assumptions - The assumptions used at March 31, 2026 were generally based on actual historical prepayment and curtailment speeds, adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary for each respective loan pool in the model.
•Qualitative factors - Management applied qualitative factors at March 31, 2026 to account for large dollar commercial real estate loan concentrations and potential risk of loss in market value for newer one-to four-family loans. These qualitative factors were applied to account for credit risks not fully reflected in the discounted cash flow model.
◦The Company's commercial real estate loans generally have low LTVs and strong DSCRs which serve as indicators that losses in the commercial real estate loan portfolio might be unlikely; however, because there is uncertainty surrounding the nature, timing, and amount of expected losses, management believes that in the event of a realized loss within the large dollar commercial real estate loan pool, the magnitude of such a loss could be significant. The large dollar commercial real estate loan concentration qualitative factor addresses the risk associated with large dollar relationships. As part of its analysis, management considered external data including historical commercial real estate price index trending information from a variety of sources to help determine the amount of this qualitative factor.
◦For one- to four-family loans, management believes there is potential risk of loss in market value in an economic downturn related to, in particular, newer originations where property values have not experienced price appreciation, as compared to more seasoned loans in our portfolio, and applied a qualitative factor to account for this risk. To determine the appropriate amount of the one- to four-family loan qualitative factor as of March 31, 2026, management considered external historical home price index trending information, along with historical loan loss experience, and portfolio balance trending, the one-to four-family loan portfolio composition with regard to loan size, and management's knowledge of the Bank's loan portfolio and the one- to four-family lending industry.

Reserve for Off-Balance Sheet Credit Exposures - At March 31, 2026 and September 30, 2025, the Bank's off-balance sheet credit exposures totaled $896.5 million and $821.6 million, respectively.

The following table summarizes the change in reserve for off-balance sheet credit exposures during the periods indicated. The increase in the reserve for off-balance sheet credit exposures as of March 31, 2026 compared to March 31, 2025 was due primarily to an increase in commercial off-balance sheet credit exposures between periods.

	For the Three Months Ended		For the Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
	(Dollars in thousands)
Beginning balance	$6,000	$4,725	$5,546	$6,003
Provision for credit losses	308	913	762	(365)
Ending balance	$6,308	$5,638	$6,308	$5,638

5. BORROWED FUNDS
At March 31, 2026 and September 30, 2025, the Bank had an interest rate swap agreement with a notional amount of $100.0 million in order to hedge the variable cash flows associated with $100.0 million of adjustable-rate FHLB advances. At March 31, 2026 and September 30, 2025, the interest rate swap agreement had an average remaining term to maturity of 2.2 years and 2.7 years, respectively. The interest rate swap was designated as a cash flow hedge and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreement. At March 31, 2026 and September 30, 2025, the interest rate swap was in a gain position with a fair value of $1.3 million and $926 thousand, respectively, which was reported in other assets on the consolidated balance sheet. During the six months ended March 31, 2026 and 2025, $342 thousand and $1.3 million, respectively, was reclassified from AOCI as a decrease to interest expense. At March 31, 2026, the Company estimated that $693 thousand of interest expense associated with the interest rate swap would be reclassified from AOCI as a decrease to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank held cash collateral of $1.6 million at March 31, 2026 and $920 thousand at September 30, 2025.

During the six months ended March 31, 2026, the Bank prepaid $425.0 million of fixed-rate advances with a weighted average effective rate of 4.32% and a weighted average life ("WAL") of 0.8 years and replaced them with $425.0 million of fixed-rate advances with a weighted average effective rate of 3.79% and a WAL of 2.3 years. This transaction resulted in prepayment fees of $2.1 million which will be recognized in interest expense over the life of the new FHLB advances.

6. INCOME TAXES
At March 31, 2026, the Company had a federal and state net operating loss deferred income tax asset of $6.4 million. The gross federal net operating loss amount at March 31, 2026 was $25.3 million and the gross state net operating loss amount at March 31, 2026 was $34.6 million. The gross federal and state net operating losses will carry forward indefinitely. In addition, the Company had a $26.9 million and $22.3 million deferred tax asset as of March 31, 2026 and September 30, 2025, respectively, related to federal tax credits that will not be utilized on the Company's federal tax return due to income tax return income limitations. The majority of the federal tax credits relate to low income housing tax credits. Federal tax credits carry forward for 20 years.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The Company primarily uses prices obtained from third-party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third-party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third-party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third-party pricing service when determining the fair value of its securities during the six months ended March 31, 2026 or during fiscal year 2025. The Company's major security types, based on the nature and risks of the securities, are:
•MBS - The majority of these securities are issued by Government Sponsored Enterprises ("GSEs"). Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•Corporate Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swap - The Company's interest rate swap is designated as a cash flow hedge and is reported at fair value in other assets on the consolidated balance sheet if in a gain position and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair values of the interest rate swap is obtained from the counterparty and is determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair value by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair value obtained from the counterparty during the six months ended March 31, 2026 or during fiscal year 2025. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. All of the Company's financial instruments measured at fair value on a recurring basis were assets at March 31, 2026 and September 30, 2025. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2026 or September 30, 2025.

	March 31, 2026
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
MBS	$805,751	$—	$805,751	$—
Corporate bonds	3,815	—	3,815	—
	809,566	—	809,566	—
Interest rate swap	1,336	—	1,336	—
	$810,902	$—	$810,902	$—

	September 30, 2025
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
MBS	$863,500	$—	$863,500	$—
Corporate bonds	3,716	—	3,716	—
	867,216	—	867,216	—
Interest rate swap	926	—	926	—
	$868,142	$—	$868,142	$—
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

Loans Receivable – The fair value of collateral dependent loans individually evaluated for loss on a non-recurring basis during the six months ended March 31, 2026 and 2025 that were still held in the portfolio was $50.2 million as of March 31, 2026 and 2025. Fair values of collateral dependent loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the six months ended March 31, 2026 or 2025 were downward adjustments to the collateral value for estimated costs to sell/dispose of the assets and management’s evaluation of market participant expectations if the Bank were to sell the collateral. During the six months ended March 31, 2026, the adjustments ranged from 8% to 100%, with a weighted average of 19%. During the six months ended March 31, 2025, the adjustments ranged from 10% to 99%, with a weighted average of 22%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

OREO – OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value. The fair value for one- to four-family OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for one- to four-family OREO was the appraisal or listing price. There was no one- to four-family OREO measured on a non-recurring basis during the six months ended March 31, 2026 and March 31, 2025.

For commercial OREO, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. There was no commercial OREO measured on a non-recurring basis during the six months ended March 31, 2026 and 2025.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	March 31, 2026
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$330,925	$330,925	$330,925	$—	$—
AFS securities	809,566	809,566	—	809,566	—
Loans receivable	8,114,205	7,919,862	—	—	7,919,862
FHLB stock	79,420	79,420	79,420	—	—
Interest rate swap	1,336	1,336	—	1,336	—
Liabilities:
Deposits	6,924,491	6,924,926	3,910,366	3,014,560	—
Borrowings	1,707,055	1,704,829	—	1,704,829	—

	September 30, 2025
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$252,443	$252,443	$252,443	$—	$—
AFS securities	867,216	867,216	—	867,216	—
Loans receivable	8,111,961	7,902,077	—	—	7,902,077
FHLB stock	90,662	90,662	90,662	—	—
Interest rate swap	926	926	—	926	—
Liabilities:
Deposits	6,591,448	6,597,102	3,578,768	3,018,334	—
Borrowings	1,950,770	1,952,458	—	1,952,458	—

8. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods presented.

	For the Three Months Ended March 31, 2026
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$15,626	$580	$16,206
Other comprehensive (loss) income, before reclassifications	(5,079)	569	(4,510)
Amount reclassified from AOCI, net of taxes of $44	—	(136)	(136)
Other comprehensive income (loss)	(5,079)	433	(4,646)
Ending balance	$10,547	$1,013	$11,560

	For the Six Months Ended March 31, 2026
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$15,052	$703	$15,755
Other comprehensive (loss) income, before reclassifications	(4,505)	652	(3,853)
Amount reclassified from AOCI, net of taxes of $109	—	(342)	(342)
Other comprehensive (loss)	(4,505)	310	(4,195)
Ending balance	$10,547	$1,013	$11,560

	For the Three Months Ended March 31, 2025
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$8,290	$3,272	$11,562
Other comprehensive income (loss), before reclassifications	6,750	(706)	6,044
Amount reclassified from AOCI, net of taxes of $177	—	(554)	(554)
Other comprehensive income (loss)	6,750	(1,260)	5,490
Ending balance	$15,040	$2,012	$17,052

	For the Six Months Ended March 31, 2025
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$20,032	$1,595	$21,627
Other comprehensive income (loss), before reclassifications	(4,992)	1,669	(3,323)
Amount reclassified from AOCI, net of taxes of $399	—	(1,252)	(1,252)
Other comprehensive income (loss)	(4,992)	417	(4,575)
Ending balance	$15,040	$2,012	$17,052

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
•our ability to expand our commercial banking, treasury management, and wealth management products and services across our market areas;
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
•changes in consumer spending, borrowing, and saving habits; and
•our success at managing the risks involved in our business.

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

The Company recognized net income of $40.5 million, or $0.32 per share, for the current year six-month period compared to net income of $30.8 million, or $0.24 per share, for the prior year six-month period. The increase in net income was due mainly to higher net interest income, partially offset by higher non-interest expense and a higher provision for credit losses. The net interest margin increased 33 basis points, from 1.89% for the prior year six-month period to 2.22% for the current year six-month period. The increase was due mainly to growth in the higher yielding commercial loan portfolio.

The Bank continues its progression from a primarily retail oriented financial institution to a full-service consumer and commercial bank by strategically investing in technology, products and employees, allowing us to offer new products and services and deliver first-in-class service to our customers. For additional discussion, see the "Strategic Banking Initiatives" section below.

The Company's efficiency ratio was 53.05% for the current year six-month period compared to 59.23% for the prior year six-month period. The improvement in the efficiency ratio was due primarily to higher net interest income compared to the prior year period, partially offset by higher non-interest expense. The Company's operating expense ratio (annualized) for the current year six-month period was 1.24% compared to 1.18% for the prior year six-month period. The operating expense ratio was higher in the current year period due mainly to higher non-interest expense, partially offset by higher average assets compared to the prior year period.

The loan portfolio totaled $8.11 billion at March 31, 2026, a $2.2 million increase from September 30, 2025, which was attributable to $201.8 million increase in commercial loans, offset by a $196.8 million decrease in one- to four-family loans, as the Bank continued to redirect cash flows received from the one- to four-family loan portfolio to the commercial loan portfolio. The growth in the commercial loan portfolio was primarily in commercial real estate loans. The weighted average DSCR for commercial loan originations and new participations during the six months ended March 31, 2026 was 2.35x and the weighted average LTV for commercial real estate and construction loans originated and new participations was 70%. The weighted average DSCR and LTV for our commercial real estate and construction loan portfolio was 1.76x and 63%, respectively, at March 31, 2026.

The Bank's asset quality remains strong, reflected in the continued low level of loan delinquency and charge-off ratios. At March 31, 2026, loans 30 to 89 days delinquent were 0.15% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.17% of total loans receivable, net. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Asset Quality - Delinquent and nonaccrual loans and OREO" below for additional discussion. During the current year six-month period, the Bank had net charge-offs ("NCOs") of $156 thousand.

Total deposits were $6.92 billion at March 31, 2026, an increase of $333.0 million compared to September 30, 2025. The increase was due mainly to growth in the Bank's non-maturity deposit portfolio. Management continues to focus on growing commercial relationships and deposits. During the six months ended March 31, 2026, commercial non-interest-bearing deposits increased $36.1 million, or 18.9%.

Total borrowings were $1.71 billion at March 31, 2026, a decrease of $243.7 million compared to September 30, 2025, due primarily to the maturity of $200.0 million of borrowings that were not replaced, along with principal repayments made on the Bank's amortizing FHLB advances. Cash flows from the deposit portfolio were used, in part, to pay off maturing FHLB borrowings and repay amortizing FHLB advances. Management estimated that the Bank had $4.35 billion in liquidity available at March 31, 2026, based on the Bank's blanket collateral agreement with the FHLB, available brokered and public unit deposit capacity, unencumbered securities, and cash and cash equivalent balances.

Stockholders' equity totaled $1.03 billion at March 31, 2026, a decrease of $22.0 million from September 30, 2025, due to strategic share repurchases and dividend payments, continuing our efforts to enhance stockholder value. During the six months ended March 31, 2026, the Company repurchased 4,532,114 shares of common stock at an average price of $7.00 per share, or $31.7 million in total, and paid cash dividends totaling $26.9 million, or $0.210 per share which consisted of a $0.040 per share special cash dividend and two regular quarterly cash dividends totaling $0.170 per share. As of March 31, 2026, the Bank's capital ratios exceeded the well-capitalized requirements. The Bank's community bank leverage ratio ("CBLR") as of March 31, 2026 was 9.5%.

At March 31, 2026, the gap between the Bank's interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(792.4) million or (8.1%) of total assets, compared to $(983.6) million, or (10.1%) of total assets, at September 30, 2025. See additional discussion in "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk." As of March 31, 2026, the Bank was in compliance with its internal policy thresholds for sensitivity to changes in interest rates.

Strategic Banking Initiatives

Our strategic banking initiatives keep us focused on the progression towards becoming a full-service consumer and commercial bank. These initiatives have resulted in investments in technology, allowing us to launch new services and products. Our seasoned and well-connected commercial bankers and trust and wealth advisors deliver access to new customer groups. Our treasury management product suite enables us to deliver first-in-class service to new and existing customers. Our marketing and business development efforts continue to increase, deepen and broaden our customer relationships. The focus on our strategic banking initiatives continues to bear fruit and we expect that progress to continue.

Strategic Actions. The long-term success of our transition to a full-service consumer and commercial bank is predicated on strengthening relationships with consumer and commercial customers. Management and the Board are utilizing committed resources to implement our strategic objectives, as well as enhancing internal monitoring of performance metrics intended to ensure we are on the right path. Through our experienced relationship managers, we deliver customized solutions using advanced digital platforms and sophisticated cash management tools. We are leveraging our centralized organizational structure to respond quickly to our customers' needs and desires.

Commercial Lending. Commercial loans continue to grow as a percentage of our total loan portfolio, comprising 29% of the portfolio at March 31, 2026, compared to 28% and 26% at December 31, 2025 and September 30, 2025, respectively. Our disciplined underwriting, ongoing credit administration and monitoring of concentration levels by collateral type, geographic location and borrowing relationship allow us to maintain strong credit quality. Commercial lending utilizes loan pricing and profitability software that provides insights into lending opportunities based on the full customer banking relationship and market intelligence regarding competitor pricing. This enhances our ability to profitably compete with other financial institutions both inside and outside our market areas.

Treasury Management. The Bank offers a competitive suite of treasury management products to commercial customers who are supported by an experienced team of treasury management officers. This team is focused on the deposit and cash management needs of commercial customers and growing this line of business through the acquisition of new customers located in our local market areas, as well as those we lend to outside those areas. During the current fiscal year, a team of our business development officers have been tasked with growing the deposit base within the small business customer segment and providing product lines specifically designed for these customers. Our treasury management officers and business development officers often create depository relationships with new customers independent of a lending relationship. We expect that this will be a focus area for our sales teams as the Bank continues to diversify funding sources and seeks to increase fee revenue tied to depository accounts. During the third quarter of fiscal year 2026, the Bank expects to introduce digital onboarding for small business customers using industry-leading risk management and screening tools, which will replace many manual verification tasks. We are evaluating additional technology in order to capture a larger share of this business with even more products and services. Within calendar year 2026, we expect to implement new technology for lockbox services and integrated accounts receivables. The Bank implemented new purchase cards and corporate cards in March 2026. Revenue stream projections have not yet been determined as customer acceptance rates are still being evaluated.

Digital Banking. We are advancing towards a seamless digital banking experience for all customers, enhancing the Bank's ability to attract and retain deposits and lower the cost to service our customers. This strategy includes a new deposit account onboarding platform and digital banking enhancements for debit cardholders, which will allow customers to begin using their card immediately online and in digital wallets without waiting for the delivery of a physical card. During the current quarter, the Bank successfully ran live pilots for this technology and published the mobile app to the app store. We are preparing for general release to our customers in the third quarter of fiscal year 2026. The Bank is taking advantage of fintech plug-in technologies that we expect will integrate into our digital banking experience for consumers, small businesses, and commercial customers.

Wealth Management. We have continued to implement enhanced private wealth management products and services, which is a new line of business for the Bank. Trust and financial advisory services are undergoing a transformational upgrade that we expect will lead to improved client and advisor experience, lowered overhead cost, and increased revenue. We are adding experienced advisors to our staff to meet the growing client demand in all the markets we serve.

We continue to expand our extensive suite of private banking products and services and grow our client base in this area. We believe that deliberate and meaningful growth in this line of business will be a gateway to driving revenue growth from off-balance sheet assets and bridge the gap between high-net-worth depository customers, small business owners and key commercial customers and create additional corporate trustee opportunities for the Bank.

Stockholder Value. Delivering long-term sustainable stockholder value continues to be our North Star while maintaining a strong capital position. As part of our historically robust and disciplined approach to capital management, we continue to generate returns to stockholders through dividend payments and share repurchases. At March 31, 2026, Capitol Federal Financial, Inc., at the holding company level, had $10.7 million in cash on deposit at the Bank. Subsequent to March 31, 2026 through May 6, 2026, the Bank distributed $25.0 million from the Bank to the holding company to fund the payment of dividends and share repurchases during the quarter-ending June 30, 2026. Total dividends paid during the second quarter of fiscal year 2026 were $15.9 million, or $0.125 per share. During the six months ended March 31, 2026, the Company paid dividends of $26.9 million, or $0.210 per share, and repurchased 4,532,114 shares for $31.7 million. Subsequent to March 31, 2026, the Company repurchased an additional 1,002,964 shares for $7.6 million through May 6, 2026. Since completing our second-step conversion in December 2010 through March 31, 2026, we have returned $2.06 billion to stockholders through $1.59 billion in cash dividends and $471.6 million in share repurchases. For the remainder of fiscal year 2026, it is the intention of the Board of Directors to continue the regular quarterly cash dividend of $0.085 per share and to seek further opportunities for value-enhancing share repurchases.

Financial Condition

The following table summarizes the Company's financial condition at the dates indicated.

			Annualized		Annualized
	March 31,	December 31,	Percent	September 30,	Percent
	2026	2025	Change	2025	Change
	(Dollars and shares in thousands)
Total assets	$9,829,080	$9,778,400	2.1%	$9,778,701	1.0%
AFS securities	809,566	829,704	(9.7)	867,216	(13.3)
Loans receivable, net	8,114,205	8,176,736	(3.1)	8,111,961	0.1
Deposits	6,924,491	6,758,632	9.8	6,591,448	10.1
Borrowings	1,707,055	1,829,914	(26.9)	1,950,770	(25.0)
Stockholders' equity	1,025,726	1,041,320	(6.0)	1,047,677	(4.2)
Equity to total assets at end of period	10.4%	10.6%		10.7%
Tangible book value per share	$7.96	$7.95	0.5	$7.85	2.8
Average number of basic and diluted shares outstanding	126,631	128,953	(7.2)	129,874	(5.0)

The loan portfolio decreased $62.5 million during the current quarter as the one- to four-family loan portfolio decreased $98.2 million from the prior quarter end, partially offset by commercial loan growth of $39.1 million, or a 1.7% increase, mainly in the commercial real estate portfolio. The Bank expects to fund approximately $60.0 million of undisbursed amounts on existing commercial real estate and commercial construction loans and approximately $84.4 million of commercial real estate and commercial construction commitments during the June 30, 2026 quarter. The near-term outlook for net commercial loan balances is growth of approximately 6% for the quarter-ending June 30, 2026, with overall net commercial loan growth of approximately 20% for the full fiscal year. Total loans receivable, net is anticipated to increase by approximately 1% for the full fiscal year. It is expected that repayments from our one- to four-family loan portfolio will continue to be directed toward supporting commercial loan growth, aligning with our ongoing commitment to expand commercial banking services. Maintaining strong credit quality remains a top priority as we expand our commercial loan portfolio. The weighted average DSCR for commercial loan originations during the current quarter was 1.86x and the weighted average LTV for commercial real estate and construction loans originated was 63%.

Deposits increased $165.9 million during the current quarter, due mainly to the Bank's retail non-maturity deposits. Borrowings decreased $122.9 million from December 31, 2025, due to the maturity of $100.0 million in borrowings that were not replaced, along with principal repayments made on the Bank's amortizing FHLB advances. Cash flows from the deposit portfolio were primarily used to pay down the borrowings during the current quarter. Stockholders' equity decreased $15.6 million during the current quarter, due primarily to strategic share repurchases and dividend payments.

Loans Receivable. The following table presents information related to the composition of our loan portfolio in terms of dollar amounts, weighted average rates, and percentage of total as of the dates indicated. One- to four-family purchased loans in the following tables include correspondent purchased loans and bulk purchased loans.

	March 31, 2026		December 31, 2025		September 30, 2025
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,676,252	3.84%	$3,725,622	3.82%	$3,774,134	3.78%
Purchased	2,015,434	3.50	2,065,179	3.50	2,114,447	3.49
Construction	16,123	6.15	15,228	6.14	16,054	6.17
Total	5,707,809	3.73	5,806,029	3.71	5,904,635	3.68
Commercial:
Commercial real estate	1,896,313	5.80	1,874,506	5.74	1,709,990	5.82
Commercial and industrial	232,182	6.76	219,909	6.74	210,119	6.92
Commercial construction	189,251	6.73	184,227	6.83	195,886	6.42
Total	2,317,746	5.97	2,278,642	5.93	2,115,995	5.98
Consumer loans:
Home equity	106,414	7.55	107,490	7.76	104,809	8.15
Other	7,327	5.71	7,814	5.56	8,436	5.55
Total	113,741	7.43	115,304	7.61	113,245	7.96
Total loans receivable	8,139,296	4.42	8,199,975	4.38	8,133,875	4.34

Less:
ACL	26,599		24,572		24,039
Deferred loan fees/discounts	30,087		31,125		31,268
Premiums/deferred costs	(31,595)		(32,458)		(33,393)
Total loans receivable, net	$8,114,205		$8,176,736		$8,111,961

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

	For the Three Months Ended		For the Six Months Ended
	March 31, 2026		March 31, 2026		March 31, 2025
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$8,199,975	4.38%	$8,133,875	4.34%	$7,923,251	4.02%
Originated and refinanced	199,286	6.35	576,155	6.39	387,721	6.79
Participations	—	—	83,520	6.37	69,790	7.21
Change in undisbursed loan funds	17,995		(26,041)		71
Repayments	(277,923)		(627,857)		(486,106)
Principal (charge-offs)/recoveries, net	(37)		(156)		(107)
Other	—		(200)		—
Ending balance	$8,139,296	4.42	$8,139,296	4.42	$7,894,620	4.10

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

	For the Six Months Ended
	March 31, 2026			March 31, 2025
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Commercial:
Commercial real estate
Fixed-rate	$188,415	6.30%	28.5%	$29,808	7.02%	6.5%
Adjustable-rate	83,021	6.31	12.6	141,870	6.82	31.0
	271,436	6.30	41.1	171,678	6.85	37.5
Commercial and industrial
Fixed-rate	46,548	6.67	7.1	21,632	7.40	4.7
Adjustable-rate	5,887	6.40	0.9	11,040	7.37	2.4
	52,435	6.64	8.0	32,672	7.39	7.1
Commercial construction
Fixed-rate	108,321	6.56	16.4	1,135	8.00	0.3
Adjustable-rate	56,237	6.80	8.5	93,269	7.40	20.4
	164,558	6.64	24.9	94,404	7.40	20.7
Total commercial
Fixed-rate	343,284	6.43	52.0	52,575	7.19	11.5
Adjustable-rate	145,145	6.50	22.0	246,179	7.06	53.8
	488,429	6.45	74.0	298,754	7.08	65.3

One- to four-family and consumer:
One- to four-family
Fixed-rate	85,145	5.94	12.9	108,697	6.06	23.8
Adjustable-rate	56,449	5.74	8.6	26,223	6.25	5.7
	141,594	5.86	21.5	134,920	6.10	29.5
Consumer
Fixed-rate	3,747	8.12	0.6	4,008	8.19	0.9
Adjustable-rate	25,905	7.69	3.9	19,829	8.27	4.3
	29,652	7.74	4.5	23,837	8.25	5.2
One- to four-family and consumer
Fixed-rate	88,892	6.04	13.5	112,705	6.14	24.6
Adjustable-rate	82,354	6.35	12.5	46,052	7.12	10.1
	171,246	6.19	26.0	158,757	6.42	34.7

Total commercial, one- to four-family, and consumer
Fixed-rate	432,176	6.35	65.5	165,280	6.47	36.1
Adjustable-rate	227,499	6.45	34.5	292,231	7.07	63.9
	$659,675	6.38	100.0%	$457,511	6.85	100.0%

Commercial participations included above:
Fixed-rate	$83,520	6.37%		$24,500	7.00%
Adjustable-rate	—	—		45,290	7.32
	$83,520	6.37		$69,790	7.21

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average LTV, and average balance per loan as of March 31, 2026. Credit scores were updated in September 2025 from a nationally recognized consumer rating agency. The LTVs were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,676,252	64.4%	3.84%	770	57%	$171
Purchased	2,015,434	35.3	3.50	768	59	375
Construction	16,123	0.3	6.15	776	45	375
	5,707,809	100.0%	3.73	769	58	212

The following table presents origination and refinance activity for our one- to four-family loan portfolio, excluding endorsement activity, along with the weighted average rate, weighted average LTV and weighted average credit score for the time periods indicated. As of March 31, 2026, the Bank had one- to four-family loan and refinance commitments totaling $37.5 million at a weighted average rate of 5.89%.

For the Three Months Ended				For the Six Months Ended
March 31, 2026				March 31, 2026
			Credit				Credit
Amount	Rate	LTV	Score	Amount	Rate	LTV	Score
(Dollars in thousands)
$59,207	5.83%	73%	767	$141,594	5.86%	73%	765

Commercial Loans - The tables below summarize commercial loan origination and participation activity for the time periods presented, along with weighted average LTV and weighted average DSCR. For commercial real estate and commercial construction loans, the LTV is calculated using the gross loan amount (comprised of unpaid principal and undisbursed amounts) and the collateral value at the time of origination. For existing real estate, the "as is" value is used. If the property is to be constructed, the "as completed" value of the collateral is utilized. The DSCR is calculated based on historical borrower performance, or projected borrower performance for newly formed entities with no performance history.

	For the Three Months Ended March 31, 2026
	Originated		Participation		Total		Weighted	Weighted
	Amount	Rate	Amount	Rate	Amount	Rate	LTV	DSCR
	(Dollars in thousands)
Commercial real estate	$63,696	6.31%	$—	—%	$63,696	6.31%	57%	2.12x
Commercial and industrial	18,330	6.74	—	—	18,330	6.74	N/A	2.24
Commercial construction	41,802	6.53	—	—	41,802	6.53	72	1.30
	$123,828	6.45	$—	—	$123,828	6.45	63	1.86

	For the Six Months Ended March 31, 2026
	Originated		Participation		Total		Weighted	Weighted
	Amount	Rate	Amount	Rate	Amount	Rate	LTV	DSCR
	(Dollars in thousands)
Commercial real estate	$238,926	6.31%	$32,510	6.25%	$271,436	6.30%	68%	2.62x
Commercial and industrial	52,435	6.64	—	—	52,435	6.64	N/A	4.27
Commercial construction	113,548	6.73	51,010	6.45	164,558	6.64	72	1.29
	$404,909	6.47	$83,520	6.37	$488,429	6.45	70	2.35

The following table presents commercial loan disbursements, excluding lines of credit, during the periods indicated.

	For the Three Months Ended				For the Six Months Ended
	March 31, 2026		December 31, 2025		March 31, 2026		March 31, 2025
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Commercial real estate	$65,228	6.33%	$207,243	6.32%	$272,471	6.33%	$179,930	6.61%
Commercial and industrial	4,147	6.45	27,585	6.97	31,732	6.90	16,843	7.36
Commercial construction	38,075	6.76	70,004	6.65	108,079	6.69	87,101	6.31
	$107,450	6.49	$304,832	6.46	$412,282	6.47	$283,874	6.57

The following table presents the Bank's commercial real estate and commercial construction loans by type of primary collateral as of the dates indicated. Management anticipates fully funding the majority of the undisbursed amounts, as most are not cancellable by the Bank.

					December 31,	September 30,
	March 31, 2026				2025	2025
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Hotel	33	$629,684	$65,606	$695,290	$683,919	$603,124
Senior housing	53	539,801	21,105	560,906	552,609	483,959
Multi-family	31	301,385	125,974	427,359	412,232	365,316
Retail building	121	278,561	82,416	360,977	402,982	334,665
Office building	75	100,484	3,657	104,141	93,123	136,058
One- to four-family property	288	75,322	5,763	81,085	65,781	70,420
Warehouse/manufacturing	53	65,239	565	65,804	64,768	58,853
Land	24	39,334	413	39,747	34,601	35,605
Single use building	25	32,578	137	32,715	33,083	33,718
Other	28	23,176	551	23,727	25,716	28,192
	731	$2,085,564	$306,187	$2,391,751	$2,368,814	$2,149,910

Weighted average rate		5.89%	6.59%	5.98%	5.95%	5.99%

The following table summarizes the unpaid principal balance of non-owner occupied and owner occupied loans within the Bank's commercial real estate loan portfolio, aggregated by primary collateral, along with weighted LTV and weighted DSCR, as of March 31, 2026.

	Non-owner Occupied				Owner Occupied
		Unpaid	Weighted	Weighted		Unpaid	Weighted	Weighted
	Count	Principal	LTV	DSCR	Count	Principal	LTV	DSCR
	(Dollars in thousands)
Hotel	26	$592,841	55%	1.34x	–	$—	—%	—x
Senior housing	51	509,475	73	1.76	–	—	—	—
Retail building	40	169,503	61	1.89	68	68,793	53	2.03
Office building	21	59,416	65	1.54	51	34,721	62	7.79
Warehouse/manufacturing	16	21,780	58	3.96	33	24,871	63	1.47
Single use building	7	3,230	51	2.82	17	29,295	63	1.67
Other	7	5,817	64	1.42	10	7,469	48	2.16
	168	$1,362,062	63	1.62	179	$165,149	58	3.10

The following table outlines management's funding expectations for the Bank's commercial real estate and commercial construction undisbursed amounts and commitments outstanding as of March 31, 2026. Due to the nature of a revolving line of credit, management is unable to project funding expectations for those balances, so those amounts are presented separately.

	Projected Disbursements for the Quarters Ending
	June 30, 2026	September 30, 2026	December 31, 2026	Thereafter	Revolving Lines of Credit	Total
	(Dollars in thousands)
Undisbursed amounts	$59,964	$60,109	$52,182	$126,112	$7,820	$306,187
Commitments	84,384	13,011	15,128	75,905	2,350	190,778
	$144,348	$73,120	$67,310	$202,017	$10,170	$496,965

Weighted average rate	6.26%	6.66%	6.62%	6.67%	6.75%	6.54%

The following table summarizes the Bank's commercial real estate and commercial construction loans by the state in which the collateral is located, as of the dates indicated.

					December 31,	September 30,
	March 31, 2026				2025	2025
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Kansas	525	$861,080	$101,727	$962,807	$910,709	$799,827
Missouri	116	312,308	38,942	351,250	352,221	354,772
Texas	17	198,306	46,105	244,411	301,349	312,805
Arizona	7	133,940	19,371	153,311	153,337	122,429
California	7	97,773	25,870	123,643	110,532	96,848
New York	3	112,201	—	112,201	109,482	109,828
Other	56	369,956	74,172	444,128	431,184	353,401
	731	$2,085,564	$306,187	$2,391,751	$2,368,814	$2,149,910

The following table presents the Bank's commercial real estate and commercial construction loans by unpaid principal balance, aggregated by type of primary collateral and state, along with weighted average LTV and weighted average DSCR as of March 31, 2026. The LTV is calculated using the gross loan amount (composed of unpaid principal and undisbursed amounts) as of March 31, 2026 and the most current collateral value available, which is most often the value at origination/purchase. The DSCR is calculated at the time of origination and is updated at the time of subsequent loan renewals, financial reviews (for applicable loans and lending relationships), and any other time management is aware of changes that may impact the DSCR. The DSCR presented in the table below is based on the DSCR at the time of origination unless an updated DSCR has been calculated or the loan has reached the end of its stabilization period. For construction loans, the DSCR is based on projected stabilized cash flows and the contractual loan payments when the project stabilizes. In general, commercial borrowers with total loans of $2.5 million or more are reviewed at least annually to monitor financial performance.

	Kansas	Missouri	Texas	Arizona	New York	California	Other	Total
	(Dollars in thousands)
Hotel	$41,302	$22,289	$140,681	$111,026	$109,084	$93,637	$111,665	$629,684
Senior housing	327,078	141,066	—	—	—	—	71,657	539,801
Multi-family	204,547	56,658	20,000	—	—	—	20,180	301,385
Retail building	99,809	40,564	37,178	20,162	—	—	80,848	278,561
Office building	62,523	7,336	447	131	3,117	—	26,930	100,484
One- to four-family property	56,016	4,148	—	2,248	—	1,620	11,290	75,322
Warehouse/manufacturing	40,753	17,818	—	—	—	—	6,668	65,239
Land	7,258	78	—	—	—	—	31,998	39,334
Single use building	11,635	18,054	—	373	—	2,516	—	32,578
Other	10,159	4,297	—	—	—	—	8,720	23,176
	$861,080	$312,308	$198,306	$133,940	$112,201	$97,773	$369,956	$2,085,564

Weighted LTV	66%	66%	59%	55%	47%	51%	66%	63%
Weighted DSCR	2.15x	1.55x	1.21x	1.49x	1.56x	1.47x	1.59x	1.76x

The following table presents the unpaid principal balance of the Bank's commercial real estate and commercial construction loans aggregated by type of primary collateral, along with weighted average rate, LTV, and DSCR as of March 31, 2026.

		Unpaid	Weighted	Weighted	Weighted
	Count	Principal	Rate	LTV	DSCR
	(Dollars in thousands)
Hotel	33	$629,684	6.21%	55%	1.36x
Senior housing	53	539,801	5.19	73	1.73
Multi-family	31	301,385	6.06	64	1.29
Retail building	121	278,561	5.85	61	1.87
Office building	75	100,484	6.41	65	3.68
One- to four-family property	288	75,322	6.10	58	2.69
Warehouse/manufacturing	53	65,239	6.39	65	2.31
Land	24	39,334	6.27	68	3.89
Single use building	25	32,578	6.26	61	1.78
Other	28	23,176	6.21	54	2.08
	731	$2,085,564	5.89	63	1.76

The following table presents the Bank's commercial construction loans, including unpaid principal and undisbursed amounts, along with outstanding commercial construction loan commitments as of March 31, 2026, aggregated by type of primary collateral, along with weighted average rate, LTV, and DSCR.

		Unpaid	Undisbursed	Gross Loan	Commitment	Total	Weighted
	Count	Principal	Amount	Amount	Amount	Amount	Rate	LTV	DSCR
		(Dollars in thousands)
Multi-family	10	$63,675	$125,948	$189,623	$100,540	$290,163	6.61%	61%	1.19x
Retail building	10	39,324	60,623	99,947	—	99,947	6.64	75	1.34
Hotel	7	36,844	57,382	94,226	—	94,226	7.10	70	1.47
Senior housing	2	30,327	17,197	47,524	—	47,524	6.38	78	1.32
Warehouse/manufacturing	1	9,360	—	9,360	—	9,360	7.25	80	1.56
Office building	3	6,347	765	7,112	—	7,112	7.09	75	1.20
Single use building	1	—	—	—	6,112	6,112	7.00	62	1.22
One- to four-family property	8	3,374	487	3,861	—	3,861	7.08	73	2.07
Other	1	—	—	—	7,294	7,294	6.21	54	1.21
	43	$189,251	$262,402	$451,653	$113,946	$565,599	6.70	67	1.28

Weighted average rate		6.73%	6.62%	6.67%	6.83%	6.70%
Weighted LTV		70%	68%	69%	60%	67%
Weighted DSCR		1.37x	1.27x	1.31x	1.18x	1.28x

The following table presents the Bank's commercial real estate and construction loans, including unpaid principal and undisbursed amounts, along with outstanding loan commitments as of March 31, 2026, categorized by aggregate gross loan and commitment amount, along with average loan amount, and weighted average rate, LTV, and DSCR. For amounts over $60.0 million, there was $151.8 million secured by hotels in Arizona and California, $143.1 million secured by multi-family properties in Kansas, and $69.6 million secured by a senior housing facility in Kansas. The largest loan included in the table below was $86.0 million, which was fully disbursed as of March 31, 2026, and is collateralized by a hotel in Arizona. Included in the >$20 to $30 million category are five loans with DSCRs below 1.15x. Of those five loans, four of the loans, with a gross loan amount of $99.3 million, are with three of our largest borrowing groups. We have over 20 years of experience with these borrowing groups and the guarantors have expertise in the operation of the properties securing the loans. All of these loans were current as of March 31, 2026 and are being actively monitored by management. The weighted average LTV for these four loans was 68% as of March 31, 2026. The fifth loan, with an unpaid principal balance of $24.3 million, was on nonaccrual and classified as substandard as of March 31, 2026. A specific valuation allowance was established related to this loan as of March 31, 2026. See additional discussion regarding the specific valuation allowance in the "Management's Discussion and Analysis of Financial Condition and Results of Operation - Asset Quality" section below.

		Gross Loan
		and Commitment	Average	Weighted	Weighted	Weighted
	Count	Amounts	Amount	Rate	LTV	DSCR
	(Dollars in thousands)
Greater than $60 million	5	$364,483	$72,897	6.10%	60%	1.50x
>$50 to $60 million	3	163,457	54,486	5.59	61	1.45
>$40 to $50 million	3	147,162	49,054	6.29	62	1.45
>$30 to $40 million	11	380,026	34,548	5.81	65	1.29
>$20 to $30 million	17	406,550	23,915	6.30	68	1.14
>$10 to $20 million	30	416,429	13,881	6.35	68	1.56
>$5 to $10 million	43	303,393	7,056	5.89	67	2.56
$1 to $5 million	124	286,171	2,308	5.37	61	2.29
Less than $1 million	513	114,858	224	6.33	53	3.17
	749	$2,582,529	3,448	6.01	64	1.70

The following table summarizes the Bank's commercial and industrial loans by loan purpose as of the dates indicated, along with DSCR weighted by gross loan amount at March 31, 2026. The Bank had four commercial and industrial loan commitments totaling $36.6 million, with a weighted average rate of 6.83%, at March 31, 2026. Management anticipates growth in the commercial and industrial loan portfolio as the Bank advances its strategy to grow all aspects of commercial banking. However, given the inherent characteristics of these loans, balances will likely fluctuate over time.

						December 31,	September 30,
	March 31, 2026					2025	2025
		Unpaid	Undisbursed	Gross Loan	Weighted	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	DSCR	Amount	Amount
		(Dollars in thousands)
Working capital	188	$108,915	$48,465	$157,380	4.69x	$156,577	$153,967
Purchase/refinance business assets	51	53,937	265	54,202	1.63	49,892	49,805
Finance/lease vehicle	61	25,761	7,084	32,845	1.79	34,473	36,406
Purchase equipment	158	29,571	—	29,571	2.25	27,666	54,201
Other	18	13,998	1,283	15,281	1.17	16,815	7,508
	476	$232,182	$57,097	$289,279	3.35	$285,423	$301,887

Weighted average rate		6.76%	6.68%	6.74%		6.75%	6.97%

The following table summarizes the Bank's commercial and industrial loans by the state in which the borrower is located, as of March 31, 2026.

	Unpaid	Undisbursed	Gross Loan
	Principal	Amount	Amount
	(Dollars in thousands)
Kansas	$172,271	$55,192	$227,463
Arizona	11,798	—	11,798
Missouri	10,722	690	11,412
Other	37,391	1,215	38,606
	$232,182	$57,097	$289,279

The following table presents the Bank's commercial and industrial loan portfolio, including unpaid principal and undisbursed amounts, along with outstanding loan commitments as of March 31, 2026, categorized by aggregate gross loan and commitment amounts, along with average loan amount, and weighted average DSCR. The largest loan included in the table below was a working capital loan with a gross balance of $36.0 million, of which $11.8 million remained undisbursed as of March 31, 2026. This loan is part of the Bank's largest commercial and industrial lending relationship, which had a total gross loan balance of $84.7 million, representing 29% of the gross commercial and industrial loan portfolio at March 31, 2026. The borrower is located in Kansas and, as of March 31, 2026, also maintained an additional working capital loan with a gross loan balance greater than $15 million, for a total of two loans with a gross loan amount greater than $15 million. Also included in the gross loan and commitment amounts greater than $15 million as of March 31, 2026 was a loan commitment to a borrower located in Georgia for the purchase and refinancing of business assets.

		Gross Loan
		and Commitment	Average	Weighted
	Count	Amounts	Amount	DSCR
	(Dollars in thousands)
Greater than $15 million	3	$89,718	$29,906	1.59x
>$10 to $15 million	3	34,719	11,573	2.37
>$5 to $10 million	11	82,882	7,535	1.35
>$1 to $5 million	28	55,686	1,989	9.56
>$500 thousand to $1 million	36	27,044	751	4.13
Less than $500 thousand	399	35,795	90	3.66
	480	$325,844	679	3.41

Asset Quality

Delinquent and nonaccrual loans and OREO. The following table presents the Bank's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at March 31, 2026, approximately 60% were 59 days or less delinquent.

	March 31,		December 31,		September 30,
	2026		2025		2025
	Count	Amount	Count	Amount	Count	Amount
	(Dollars in thousands)
One- to four-family:
Originated	65	$6,624	83	$9,351	68	$7,338
Purchased	10	2,366	21	5,767	13	3,221
Commercial:
Commercial real estate	7	1,554	6	2,584	7	1,236
Commercial and industrial	8	771	5	1,039	1	32
Consumer	22	570	29	635	22	520
	112	$11,885	144	$19,376	111	$12,347

Loans 30 to 89 days delinquent
to total loans receivable, net		0.15%		0.24%		0.15%

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

	March 31,		December 31,		September 30,
	2026		2025		2025
	Count	Amount	Count	Amount	Count	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	31	$4,130	29	$3,223	29	$2,754
Purchased	15	5,606	6	1,469	6	1,524
Commercial:
Commercial real estate	12	2,634	12	3,358	11	3,123
Commercial and industrial	4	999	2	199	2	210
Consumer	9	72	14	218	10	94
	71	13,441	63	8,467	58	7,705

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.17%		0.10%		0.09%

Nonaccrual loans less than 90 Days Delinquent:(1)
Commercial:
Commercial real estate	6	$41,057	4	$40,338	3	$40,249
Commercial and industrial	7	410	1	77	2	109
	13	41,467	5	40,415	5	40,358
Total nonaccrual loans	84	54,908	68	48,882	63	48,063

Nonaccrual loans as a percentage of total loans		0.68%		0.60%		0.59%

OREO:
One- to four-family:
Originated(2)	—	$—	2	$291	1	$62
Consumer	1	135	1	135	1	135
	1	135	3	426	2	197
Total non-performing assets	85	$55,043	71	$49,308	65	$48,260

Non-performing assets as a percentage
of total assets		0.56%		0.50%		0.49%
(1)Includes loans required to be reported as nonaccrual pursuant to internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing ten percent or more of the total amount of the Bank's one- to four-family loans, excluding construction loans, are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV for loans 90 or more days delinquent or in foreclosure at March 31, 2026. The amounts in the table represent the unpaid principal balance of the loans, less related charge-offs, if any. The LTVs were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,225,032	56.5%	$4,695	52.2%	$4,524	46.5%	56%
Missouri	976,109	17.1	2,805	31.2	1,700	17.4	60
Other states	1,506,668	26.4	1,490	16.6	3,512	36.1	63
	$5,707,809	100.0%	$8,990	100.0%	$9,736	100.0%	59

The following table presents the unpaid principal balance of commercial real estate loans, aggregated by state, that were 30 to 89 days delinquent or 90 or more days delinquent or in foreclosure, and the weighted average LTV and weighted average DSCR for loans 90 or more days delinquent or in foreclosure at March 31, 2026. See additional discussion regarding the Bank's commercial real estate loan DSCRs and LTVs in the "Management's Discussion and Analysis of Financial Condition and Results of Operation - Loans Receivable - Commercial Loans" section above.

	Loans 30 to 89		Loans 90 or More Days Delinquent
	Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	LTV	DSCR
	(Dollars in thousands)
Kansas	$1,554	100.0%	$2,418	91.8%	41%	2.24x
Other states	—	—	216	8.2	41	1.84
	$1,554	100.0%	$2,634	100.0%	41	2.21

Classified Loans. The following table presents the amortized cost of loans classified as special mention or substandard at the dates presented. The decrease in commercial real estate special mention loans at March 31, 2026 compared to September 30, 2025 was due mainly to a hotel participation loan being upgraded to pass due to an improvement in the hotel's financial results. The majority of the substandard commercial real estate loan balance at the dates presented in the table below relates to one borrowing relationship. During the current quarter, an updated appraisal was received related to the collateral securing this lending relationship. The updated appraisal was lower than the appraisal received approximately one year ago and as a result, a $4.0 million specific valuation allowance was recorded as of March 31, 2026 related to this lending relationship. The loans associated with this lending relationship were on nonaccrual at all dates presented in the table below.

	March 31, 2026		December 31, 2025		September 30, 2025
	Special Mention	Substandard	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$12,498	$24,023	$14,236	$21,611	$13,055	$20,616
Commercial:
Commercial real estate	22,352	45,773	22,448	45,801	59,993	45,550
Commercial and industrial	364	1,414	579	277	399	473
Consumer	166	213	106	365	326	322
	$35,380	$71,423	$37,369	$68,054	$73,773	$66,961

Allowance for Credit Losses. The Bank utilizes a discounted cash flow model for estimating expected credit losses for pooled loans and loan commitments. Expected credit losses are determined by calculating projected future loss rates, which are dependent upon forecasted economic indices, and applying qualitative factors when deemed appropriate by management. At March 31, 2026, management applied qualitative factors to account for large dollar commercial real estate loan concentrations and potential risk of loss in market value for newer one- to four-family loans. These qualitative factors were applied to account for credit risks not fully reflected in the discounted cash flow model.

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

The distribution of our ACL and the ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below. The increase in the ACL to loans receivable ratio as of March 31, 2026, compared to December 31, 2025 and September 30, 2025, was due primarily to establishing a specific valuation allowance related to the commercial real estate lending relationship discussed above. Based on management's evaluation of the credit risk within the Bank's commercial loan portfolio, taking into consideration DSCRs and LTVs, management believes the Bank's ACL ratio for commercial loans is appropriate for the credit risk. See additional discussion regarding the Bank's commercial real estate loan DSCRs and LTVs in the "Financial Condition - Loans Receivable - Commercial Loans" section above.

	Distribution of ACL			Ratio of ACL to Loans Receivable
	March 31,	December 31,	September 30,	March 31,	December 31,	September 30,
	2026	2025	2025	2026	2025	2025
	(Dollars in thousands)
One- to four-family:
Originated	$1,587	$1,622	$1,730	0.04%	0.04%	0.05%
Purchased	1,058	1,203	1,298	0.05	0.06	0.06
Construction	18	17	18	0.11	0.11	0.11
One- to four-family	2,663	2,842	3,046	0.05	0.05	0.05
Commercial:
Commercial real estate	18,973	16,825	15,809	1.00	0.90	0.92
Commercial and industrial	2,046	1,826	2,499	0.88	0.83	1.19
Commercial construction	2,716	2,871	2,468	1.44	1.56	1.26
Total	23,735	21,522	20,776	1.02	0.94	0.98
Consumer	201	208	217	0.18	0.18	0.19
Total	$26,599	$24,572	$24,039	0.33	0.30	0.30

Historically, the Bank has maintained very low delinquency ratios and net charge-off rates. Over the past two years, the Bank's highest ratio of commercial loans 90 days or more delinquent to total commercial loans at a quarter end was 0.22%. The highest such ratio for one- to four-family originated and correspondent loans, combined, was 0.17%. During the 10-year period ended March 31, 2026, the Bank recognized total NCOs of $904 thousand. As of March 31, 2026, the ACL balance was $26.6 million and the reserve for off-balance sheet credit exposures totaled $6.3 million, which management believes is adequate for the credit risk characteristics in our loan portfolio.

The following table presents ACL activity and related ratios at the dates and for the periods indicated.

	At or For the Six Months Ended
	March 31, 2026	March 31, 2025
	(Dollars in thousands)
Balance at beginning of period	$24,039	$23,035
Charge-offs	(164)	(140)
Recoveries	8	33
Net (charge-offs) recoveries	(156)	(107)
Provision for credit losses	2,716	1,042
Balance at end of period	$26,599	$23,970

Ratio of NCOs during the period
to average non-performing assets	0.30%	1.02%

ACL to nonaccrual loans at end of period	48.44	221.27

ACL to loans receivable, net at end of period	0.33	0.30

ACL at end of period to NCOs
during the period (annualized)	85x	112x

The ratio of NCOs to average non-performing assets was lower in the current year period compared to the prior year period due to a higher average balance of non-performing assets during the six months ended March 31, 2026. The ratio of ACL to nonaccrual loans was lower at the end of the current year six-month period compared to the prior year six-month period due to a higher balance of nonaccrual loans at March 31, 2026. The increase in the ratio of the ACL to total loans as of March 31, 2026 from March 31, 2025 was due primarily to establishing a specific valuation allowance related to a nonaccrual commercial lending relationship during the current year period. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025 for additional information on the regression analysis update that occurred in the prior fiscal year. Additional information related to ACL activity by specific loan categories for the current year period can be found in "Part I, Item 1. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4. Loans Receivable and Allowance for Credit Losses" within this Quarterly Report on Form 10-Q. ACL at the end of the period to NCOs during the period (annualized) was lower compared to the prior year six-month period, due primarily to higher NCOs in the current year six-month period.

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	For the Six Months Ended
	March 31, 2026			March 31, 2025
	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$11	$3,707,661	—%	$(5)	$3,883,700	—%
Purchased	—	2,087,375	—	113	2,313,303	0.09
Construction	—	15,216	—	—	18,826	—
Total	11	5,810,252	—	108	6,215,829	—
Commercial:
Commercial real estate	—	1,835,843	—	(20)	1,320,441	—
Commercial and industrial	100	219,711	0.05	(2)	131,315	—
Commercial construction	—	187,302	—	—	174,574	—
Total	100	2,242,856	—	(22)	1,626,330	—
Consumer:
Home equity	27	106,866	0.03	19	101,008	0.02
Other	18	7,919	0.23	2	9,388	0.02
Total	45	114,785	0.04	21	110,396	0.02
	$156	$8,167,893	—	$107	$7,952,555	—
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

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. The majority of our securities are government guaranteed or issued by GSEs. Overall, fixed-rate securities comprised 91% of our securities portfolio at March 31, 2026. The WAL is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. Weighted average yields on tax-exempt securities are not calculated on a fully tax-equivalent basis.

	March 31, 2026			December 31, 2025			September 30, 2025
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
MBS	$791,659	5.44%	4.0	$805,099	5.48%	4.1	$843,369	5.45%	4.8
Corporate bonds	4,000	5.12	6.1	4,000	5.12	6.4	4,000	5.12	6.6
	$795,659	5.44	4.0	$809,099	5.48	4.1	$847,369	5.45	4.8

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

	For the Six Months Ended
	March 31, 2026			March 31, 2025
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$867,216	5.45%	4.8	$856,266	5.63%	5.2
Maturities and repayments	(76,298)			(99,387)
Net amortization of (premiums)/discounts	1,699			1,662
Purchases	22,889	4.53	6.0	209,458	4.96	7.8
Change in valuation on AFS securities	(5,940)			(6,582)
Ending balance - carrying value	$809,566	5.44	4.0	$961,417	5.46	5.6

Liabilities. Total liabilities were $8.80 billion at March 31, 2026, compared to $8.73 billion at September 30, 2025. The $72.3 million increase was due primarily to a $333.0 million increase in deposits, partially offset by a $243.7 million decrease in borrowings.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. The decrease in the deposit portfolio rate as of March 31, 2026 compared to December 31, 2025 was due primarily to an increase in retail checking account balances, a reduction in the rate on retail money market accounts, and a decrease in the retail certificate of deposit portfolio rate. The decrease in the deposit portfolio rate as of March 31, 2026 compared to September 30, 2025 was due mainly to a decrease in the rate paid on retail certificates of deposit and retail money market accounts, along with an increase in the balance of retail checking accounts and commercial non-interest bearing checking account.

	March 31, 2026			December 31, 2025			September 30, 2025
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$674,415	—%	9.7%	$641,201	—%	9.5%	$601,371	—%	9.1%
Interest-bearing checking	935,193	0.24	13.5	907,684	0.23	13.4	859,256	0.21	13.0
High yield savings	630,923	3.59	9.1	557,559	3.70	8.3	460,712	3.88	7.0
Other savings	438,144	0.07	6.4	424,280	0.07	6.3	423,942	0.07	6.5
Money market	1,231,691	1.12	17.8	1,229,427	1.19	18.2	1,233,487	1.29	18.7
Certificates of deposit	3,014,125	3.60	43.5	2,998,481	3.65	44.3	3,012,680	3.74	45.7
	$6,924,491	2.13	100.0%	$6,758,632	2.18	100.0%	$6,591,448	2.26	100.0%

The following table presents the amount, weighted average rate, and percent of total for the components of our deposit portfolio, split between retail non-maturity deposits, commercial non-maturity deposits, and certificates of deposit at the dates presented.

	March 31, 2026			December 31, 2025			September 30, 2025
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Retail non-maturity deposits:
Non-interest-bearing checking	$446,629	—%	6.4%	$431,397	—%	6.4%	$409,722	—%	6.2%
Interest-bearing checking	857,351	0.08	12.4	823,946	0.08	12.2	790,783	0.08	12.0
High yield savings	630,923	3.59	9.1	557,559	3.70	8.3	460,712	3.88	7.0
Other savings	434,042	0.07	6.3	420,756	0.07	6.2	420,330	0.07	6.4
Money market	1,060,519	0.96	15.3	1,060,980	1.03	15.7	1,050,841	1.07	15.9
Total	3,429,464	0.99	49.5	3,294,638	0.99	48.8	3,132,388	0.96	47.5
Commercial non-maturity deposits:
Non-interest-bearing checking	227,786	—	3.3	209,804	—	3.1	191,649	—	2.9
Interest-bearing checking	77,842	2.04	1.1	83,738	1.73	1.2	68,473	1.72	1.0
Savings	4,102	0.05	0.1	3,524	0.05	0.1	3,612	0.05	0.1
Money market	171,172	2.11	2.5	168,447	2.18	2.5	182,646	2.52	2.8
Total	480,902	1.08	7.0	465,513	1.10	6.9	446,380	1.29	6.8
Certificates of deposit:
Retail certificates of deposit	2,872,653	3.60	41.4	2,818,392	3.63	41.7	2,828,982	3.73	43.0
Commercial certificates of deposit	67,169	3.52	1.0	62,178	3.55	0.9	61,819	3.64	0.9
Public unit certificates of deposit	74,303	3.96	1.1	117,911	4.02	1.7	121,879	4.06	1.8
Total	3,014,125	3.60	43.5	2,998,481	3.65	44.3	3,012,680	3.74	45.7

	$6,924,491	2.13	100.0%	$6,758,632	2.18	100.0%	$6,591,448	2.26	100.0%

The following table presents the amount, weighted average rate, and percent of total for total retail deposits, commercial deposits, and public unit certificates of deposit at the dates noted.

	March 31, 2026			December 31, 2025			September 30, 2025
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Total retail deposits	$6,302,117	2.18%	90.9%	$6,113,030	2.21%	90.5%	$5,961,370	2.28%	90.5%
Total commercial deposits	548,071	1.38	8.0	527,691	1.39	7.8	508,199	1.58	7.7
Public unit certificates of deposit	74,303	3.96	1.1	117,911	4.02	1.7	121,879	4.06	1.8
	$6,924,491	2.13	100.0%	$6,758,632	2.18	100.0%	$6,591,448	2.26	100.0%

As of March 31, 2026, approximately $779.2 million (or approximately 11%) of the Bank's Call Report deposit balance was uninsured, of which approximately $645.8 million (or approximately 9% of the Bank's Call Report deposit balance) related to commercial and retail deposit accounts, with the remainder mainly comprised of fully collateralized public unit deposits and intercompany accounts. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

Borrowings. Total borrowings at March 31, 2026 were $1.71 billion, which was comprised of $1.61 billion in fixed-rate FHLB advances, $100.0 million in variable-rate FHLB advances tied to an interest rate swap, and $1.2 million in finance leases. Borrowings decreased $243.7 million from September 30, 2025 due primarily to the maturity of $200.0 million of borrowings that were not replaced, along with principal repayments made on the Bank's amortizing FHLB advances. Cash flows from the deposit portfolio were used, in part, to pay off maturing FHLB borrowings and repay amortizing FHLB advances. Management will continue to monitor opportunities for wholesale funding and may pay down FHLB advances in future periods. The Bank may also renew certain fixed-rate advances in the future using adjustable-rate advances in order to better match the repricing characteristics of its increasing commercial loan portfolio.

The following table presents the maturity of term borrowings, which consist of FHLB advances, along with the associated weighted average contractual and effective rates as of March 31, 2026. Amortizing FHLB advances totaling $233.6 million are presented based on their maturity dates versus their quarterly scheduled repayment dates.

Maturity by		Contractual	Effective
Fiscal Year	Amount	Rate	Rate(1)
	(Dollars in thousands)
2026	$175,000	2.89%	2.89%
2027	362,500	2.59	2.73
2028	856,148	4.00	4.00
2029	240,000	4.00	4.14
2030	75,000	4.20	4.20
	$1,708,648	3.59	3.65

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

	For the Three Months Ended			For the Six Months Ended
	March 31, 2026			March 31, 2026			March 31, 2025
		Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$1,829,816	3.65%	1.4	$1,950,984	3.54%	1.5	$2,180,656	3.29%	1.6
Maturities and repayments	(496,168)	3.80		(667,336)	3.43		(387,336)	2.89
New FHLB borrowings	375,000	3.81	2.4	425,000	3.79	2.3	350,000	4.30	3.2
Ending balance	$1,708,648	3.65	1.6	$1,708,648	3.65	1.6	$2,143,320	3.54	1.6
During the current quarter, the Bank prepaid $375.0 million of fixed-rate advances with a weighted average effective rate of 4.36% and a WAM of 0.9 years and replaced them with $375.0 million of fixed-rate advances with a weighted average effective rate of 3.81% and a WAM of 2.4 years. This transaction resulted in prepayment fees of $2.1 million, which will be recognized in interest expense over the life of the new FHLB advances. During the quarter ended December 31, 2025, the Bank prepaid a $50.0 million fixed-rate advance with a weighted average effective rate of 4.03% and a WAM of 0.5 years and replaced it with a $50.0 million fixed-rate advance with a weighted average effective rate of 3.64% and a WAM of 2.0 years. This transaction resulted in prepayment fees of $11 thousand, which will be recognized in interest expense over the life of the new FHLB advance. These prepayment activities are reflected through the effective rates in the table above. Management will continue to monitor opportunities for wholesale funding and may pay down FHLB advances in future periods.

Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and non-amortizing FHLB advances for the next four quarters as of March 31, 2026.

	June 30,	September 30,	December 31,	March 31,
	2026	2026	2026	2027	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$638,250	$626,018	$675,294	$295,325	$2,234,887
Repricing Rate	3.78%	3.64%	3.57%	3.40%	3.63%
Public Unit Certificates:
Amount	$8,001	$17,379	$18,673	$19,000	$63,053
Repricing Rate	4.24%	3.95%	3.63%	4.14%	3.95%
Term Borrowings:
Amount	$50,000	$125,000	$—	$100,000	$275,000
Repricing Rate	0.98%	3.66%	—%	1.24%	2.29%
Total
Amount	$696,251	$768,397	$693,967	$414,325	$2,572,940
Repricing Rate	3.59%	3.65%	3.57%	2.91%	3.49%

The following table sets forth the WAM information for our certificates of deposit, in years, as of March 31, 2026.

Retail certificates of deposit	0.7
Commercial certificates of deposit	0.5
Public unit certificates of deposit	0.7
Total certificates of deposit	0.7

Stockholders' Equity. Stockholders' equity totaled $1.03 billion at March 31, 2026. Consistent with our goal to operate a sound and profitable financial organization that delivers long-term stockholder value, we actively seek to maintain a well-capitalized status for the Bank in accordance with regulatory standards. As of March 31, 2026, all of the Bank's capital ratios exceeded the well-capitalized requirements, and the Bank exceeded internal policy thresholds for sensitivity to changes in interest rates. As of March 31, 2026, the Bank's community bank leverage ratio was 9.5%. Excluding the impact of deferred tax assets related to the Bank's net operating loss carryforward and federal tax credits, the Bank's CBLR was 9.8% as of March 31, 2026. See "Liquidity and Capital Resources" below for additional information regarding the Bank's regulatory capital requirements.

During the six months ended March 31, 2026, the Company repurchased 4,532,114 shares of common stock at an average price of $7.00 per share, or $31.7 million in total. Subsequent to March 31, 2026 through May 6, 2026, the Company repurchased an additional 1,002,964 shares of common stock at an average price of $7.56 per share, or $7.6 million in total, bringing total share repurchases during fiscal year 2026 through May 6, 2026 to 5,535,078 shares for $39.3 million. As of May 6, 2026, total shares outstanding was 126,694,827. The Company intends to opportunistically repurchase stock from time to time depending upon market conditions, available liquidity, and other factors. Although our existing repurchase plan has no expiration date, we are required to annually seek the FRB of Kansas City's non-objection for the buyback amount. The FRB's current non-objection for the Company to repurchase up to $75 million of stock expires in February 2027. As of May 6, 2026 the Company had $31.8 million remaining authorized under its existing stock repurchase plan.

During the six months ended March 31, 2026, the Company paid cash dividends totaling $26.9 million, or $0.21 per share, which consisted of a $0.04 per share special cash dividend and two regular quarterly cash dividends of $0.085 per share, totaling $0.17 per share for the quarterly cash dividends. On April 28, 2026, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $10.6 million, payable on May 15, 2026 to stockholders of record as of the close of business on May 1, 2026. The special cash dividend paid in January 2026, in addition to the Company’s history of regular quarterly dividends and opportunistic share repurchases, demonstrates the Company’s multi-channel focus on delivering stockholder value through disciplined capital allocation which balances investments in the future of the Company with incremental opportunities to return capital to stockholders. For the remainder of fiscal year 2026, it is the intention of the Company's Board of Directors to pay out a regular quarterly cash dividend of $0.085 per share, totaling $0.34 per share for the year. Dividend payments depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital compliance, regulatory limitations on the Bank's ability to make capital distributions to the Company, the Bank's current tax earnings and accumulated earnings and profits, and the amount of cash at the holding company level.

The Board of Directors continues to evaluate various alternatives for capital allocation to enhance stockholder value, including the repurchase of stock, the payment of additional cash dividends, or retaining earnings to support future growth. Since our second-step conversion in December 2010 through March 31, 2026, we have returned $2.06 billion in capital to stockholders through dividends totaling $1.59 billion and stock repurchases totaling $471.6 million. This is supported by our holistic approach to managing the balance sheet through continuous modeling of the Bank's performance, risk management, our commitment to credit quality and periodic stress testing.

At March 31, 2026, Capitol Federal Financial, Inc., at the holding company level, had $10.7 million in cash on deposit at the Bank. During the six months ended March 31, 2026, the Bank distributed $53.0 million from the Bank to the Company. Subsequent to March 31, 2026 through May 6, 2026, the Bank distributed $25.0 million from the Bank to the holding company to fund the payment of dividends and share repurchases during the quarter-ending June 30, 2026. The Bank is expected to stay in a positive tax accumulated earnings and profit balance during the remainder of fiscal year 2026.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2026, 2025, and 2024. The amounts represent cash dividends paid during each period shown. For the quarter ending June 30, 2026, the amount presented represents the estimated dividend payable on May 15, 2026 to stockholders of record as of the close of business on May 1, 2026.

	Calendar Year
	2026		2025		2024
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$10,815	$0.085	$11,062	$0.085	$11,127	$0.085
Quarter ended June 30	10,565	0.085	11,063	0.085	11,044	0.085
Quarter ended September 30	—	—	11,066	0.085	11,043	0.085
Quarter ended December 31	—	—	11,017	0.085	11,061	0.085
Special dividends paid	5,094	0.040	—	—	—	—
Calendar year-to-date dividends paid	$26,474	$0.210	$44,208	$0.340	$44,275	$0.340

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2025	2025	2025	2025
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$89,323	$89,792	$87,343	$82,914	$80,867
MBS	10,853	11,341	11,808	12,163	11,264
Cash and cash equivalents	2,474	2,773	2,148	1,620	2,729
FHLB stock	1,858	2,032	2,163	2,197	2,285
Investment securities	52	51	582	784	1,030
Total interest and dividend income	104,560	105,989	104,044	99,678	98,175

Interest expense:
Deposits	36,299	37,500	37,204	35,860	35,853
Borrowings	15,995	17,172	18,057	18,360	18,482
Total interest expense	52,294	54,672	55,261	54,220	54,335

Net interest income	52,266	51,317	48,783	45,458	43,840

Provision for credit losses	2,372	1,106	519	(451)	—

Net interest income
(after provision for credit losses)	49,894	50,211	48,264	45,909	43,840

Non-interest income	5,459	5,479	5,791	5,288	4,953
Non-interest expense	30,274	30,476	31,018	29,564	29,540
Income tax expense	4,931	4,910	4,224	3,251	3,854
Net income	$20,148	$20,304	$18,813	$18,382	$15,399

Efficiency ratio	52.45%	53.66%	56.84%	58.26%	60.54%
Operating expense ratio (annualized)	1.24	1.24	1.27	1.23	1.23

Basic EPS	$0.16	$0.16	$0.14	$0.14	$0.12
Diluted EPS	0.16	0.16	0.14	0.14	0.12

Comparison of Operating Results for the Three Months Ended March 31, 2026 and December 31, 2025
For the quarter ended March 31, 2026, the Company recognized net income of $20.1 million, or $0.16 per share, compared to net income of $20.3 million, or $0.16 per share, for the quarter ended December 31, 2025. The slight decrease in net income was due primarily to a higher provision for credit losses, partially offset by higher net interest income and lower non-interest expense. The net interest margin increased five basis points, from 2.19% for the prior quarter to 2.24% for the current quarter due to a decrease in the amount of borrowings outstanding during the quarter.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$89,323	$89,792	$(469)	(0.5%)
MBS	10,853	11,341	(488)	(4.3)
Cash and cash equivalents	2,474	2,773	(299)	(10.8)
FHLB stock	1,858	2,032	(174)	(8.6)
Investment securities	52	51	1	2.0
Total interest and dividend income	$104,560	$105,989	$(1,429)	(1.3)
The decrease in interest income on loans receivable was mainly related to the commercial loan portfolio, largely due to two fewer calendar days during the current quarter, along with lower deferred fee recognition in the current quarter related to commercial loan payoff activity. The average balance of the commercial loan portfolio increased during the current quarter, which partially offset the impact of the items noted above. The decrease in interest income on MBS was due to a decrease in the average balance of the portfolio compared to the prior quarter as not all of the portfolio repayments were reinvested back into the portfolio. The decrease in interest income on cash and cash equivalents was due primarily to a decrease in the weighted average yield compared to the prior quarter. The decrease in dividend income on FHLB stock was due primarily to a reduction in the Bank's balance of FHLB stock following the payoff of $200.0 million of maturing FHLB borrowings and repayments on amortizing FHLB borrowings, which reduced the Bank's required FHLB stock holdings.

Interest Expense
The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$36,299	$37,500	$(1,201)	(3.2%)
Borrowings	15,995	17,172	(1,177)	(6.9)
Total interest expense	$52,294	$54,672	$(2,378)	(4.3)
The decrease in interest expense on deposits between periods was due primarily to a decrease in the cost of retail certificates of deposit and money market accounts compared to the prior quarter. The reduction in the cost of retail certificates of deposit was due to existing higher rate certificates of deposit renewing at lower rates and the decrease in the rate on money market accounts was due to management lowering the rates on some money market tiers during the current quarter. Interest expense on borrowings was lower compared to the prior quarter due to a decrease in the average balance, attributable mainly to FHLB borrowings that matured between periods and were not replaced. Deposit growth, along with cash flows from the securities portfolio, were used to repay these borrowings.

Provision for Credit Losses
The Company recorded a provision for credit losses of $2.4 million during the current quarter compared to a provision for credit losses of $1.1 million for the prior quarter. The provision for credit losses in the current quarter was due primarily to establishing a $4.0 million specific valuation allowance related to a nonaccrual commercial lending relationship, partially offset by an increase in projected prepayment speeds for certain commercial loan categories and improvement between quarters in some of the commercial-related forecasted economic indices applied in the ACL model.

Non-Interest Income
The following table presents the components of non-interest income for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,690	$2,872	$(182)	(6.3%)
Income from BOLI	1,151	965	186	19.3
Insurance commissions	512	789	(277)	(35.1)
Other non-interest income	1,106	853	253	29.7
Total non-interest income	$5,459	$5,479	$(20)	(0.4)
Income from BOLI was higher in the current quarter due primarily to the purchase of $45.0 million in BOLI policies during the current quarter. Insurance commissions were lower compared to the prior quarter due primarily to the receipt of commissions that were lower than accruals, along with insurance industry changes that continued to reduce income on certain lines of business. The increase in other non-interest income was due mainly to prepayment fees related to commercial loan payoffs during the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$15,828	$15,747	$81	0.5%
Information technology and related expense	5,425	5,134	291	5.7
Occupancy, net	3,265	3,450	(185)	(5.4)
Professional and other services	1,579	1,789	(210)	(11.7)
Federal insurance premium	1,110	1,111	(1)	(0.1)
Advertising and promotional	645	1,056	(411)	(38.9)
Deposit and loan transaction costs	768	716	52	7.3
Office supplies and related expense	511	481	30	6.2
Other non-interest expense	1,143	992	151	15.2
Total non-interest expense	$30,274	$30,476	$(202)	(0.7)
The decrease in professional and other services was due primarily to nonrecurring services in the prior quarter. The decrease in advertising and promotional expense was due primarily to the timing of marketing campaigns compared to the prior quarter.

The Company's efficiency ratio was 52.45% for the current quarter compared to 53.66% for the prior quarter. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value generally indicates that it is costing the financial institution less money to generate revenue. The Company's operating expense ratio (annualized) for the current quarter was 1.24%, unchanged from the prior quarter. The operating expense ratio is a measure of a financial institution's total non-interest expense as a percentage of average assets, providing insight into how efficiently the Company is managing its expenses in relation to its assets and does not take into consideration changes in interest rates.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Three Months Ended
	March 31,	December 31,	Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$25,079	$25,214	$(135)	(0.5%)
Income tax expense	4,931	4,910	21	0.4
Net income	$20,148	$20,304	$(156)	(0.8)

Effective tax rate	19.7%	19.5%

Average Balance Sheets. The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated, as well as selected performance ratios and other information for the periods shown. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. All amounts are presented on a fully taxable basis for the periods presented. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates.

	For the Three Months Ended
	March 31, 2026			December 31, 2025
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
One- to four-family loans:
Originated	$3,697,174	$36,229	3.92%	$3,748,022	$36,490	3.89%
Purchased	2,061,101	17,055	3.31	2,113,076	17,469	3.31
Total one- to four-family loans	5,758,275	53,284	3.70	5,861,098	53,959	3.68
Commercial loans:
Commercial real estate	1,896,666	27,150	5.73	1,776,342	26,456	5.83
Commercial and industrial	224,311	3,791	6.76	215,211	3,868	7.03
Commercial construction	176,061	3,001	6.82	198,300	3,316	6.54
Total commercial loans	2,297,038	33,942	5.91	2,189,853	33,640	6.01
Consumer loans	114,986	2,097	7.39	114,588	2,193	7.59
Total loans receivable(1)	8,170,299	89,323	4.37	8,165,539	89,792	4.36
MBS(2)	789,899	10,853	5.50	826,320	11,341	5.49
Investment securities(2)	4,000	52	5.13	4,000	51	5.13
FHLB stock	82,855	1,858	9.10	88,223	2,032	9.14
Cash and cash equivalents	271,032	2,474	3.65	274,154	2,773	3.96
Total interest-earning assets	9,318,085	104,560	4.49	9,358,236	105,989	4.49
Other non-interest-earning assets	486,394			468,876
Total assets	$9,804,479			$9,827,112

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$905,915	542	0.24	$881,139	503	0.23
High yield savings	587,450	5,262	3.63	507,126	4,970	3.89
Other savings	428,633	78	0.07	422,933	79	0.07
Money market	1,232,468	3,578	1.18	1,241,106	3,925	1.25
Retail certificates	2,842,406	25,342	3.62	2,823,991	26,213	3.68
Commercial certificates	64,107	557	3.52	61,917	555	3.56
Wholesale certificates	95,699	940	3.98	124,247	1,255	4.01
Total deposits	6,156,678	36,299	2.39	6,062,459	37,500	2.45
Borrowings	1,782,567	15,995	3.64	1,911,552	17,172	3.56
Total interest-bearing liabilities	7,939,245	52,294	2.67	7,974,011	54,672	2.72
Non-interest-bearing deposits	647,305			609,471
Other non-interest-bearing liabilities	176,382			192,207
Stockholders' equity	1,041,547			1,051,423
Total liabilities and stockholders' equity	$9,804,479			$9,827,112

Net interest income(3)		$52,266			$51,317
Net interest-earning assets	$1,378,840			$1,384,225
Net interest margin(4)			2.24			2.19
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.17x

Selected performance ratios:
Return on average assets (annualized)(5)			0.82%			0.83%
Return on average equity (annualized)(6)			7.74			7.72
Average equity to average assets			10.62			10.70
Operating expense ratio (annualized)(7)			1.24			1.24
Efficiency ratio(8)			52.45			53.66

(1)Balances are adjusted for unearned loan fees and deferred costs. Nonaccrual loans are included in the loans receivable average balance with a yield of zero percent.
(2)AFS security yields are based upon amortized cost which is adjusted for premiums and discounts.
(3)Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.
(4)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets. Management believes that the net interest margin is important to investors as it is a profitability measure for financial institutions.
(5)Return on average assets represents annualized net income as a percentage of total average assets. Management believes that the return on average assets is important to investors as it shows the Company's profitability in relation to the Company's average assets.
(6)Return on average equity represents annualized net income as a percentage of total average equity. Management believes that the return on average equity is important to investors as it shows the Company's profitability in relation to the Company's average equity.
(7)The operating expense ratio represents annualized non-interest expense as a percentage of average assets. Management believes the operating expense ratio is important to investors as it provides insight into how efficiently the Company is managing its expenses in relation to its assets. It is a financial measurement ratio that does not take into consideration changes in interest rates.
(8)The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. Management believes the efficiency ratio is important to investors as it is a measure of a financial institution's cost to generate income. A lower value generally indicates that it is costing the financial institution less money to generate revenue, related to its net interest margin and non-interest income.

Rate/Volume Analysis. The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2026 to the three months ended December 31, 2025. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	March 31, 2026 vs. December 31, 2025
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$123	$(592)	$(469)
MBS	(500)	12	(488)
Investment securities	—	1	1
FHLB stock	(162)	(12)	(174)
Cash and cash equivalents	(39)	(260)	(299)
Total interest-earning assets	(578)	(851)	(1,429)

Interest-bearing liabilities:
Checking	11	28	39
Savings	354	(63)	291
Money market	(35)	(312)	(347)
Certificates of deposit	(149)	(1,035)	(1,184)
Borrowings	(1,410)	233	(1,177)

Total interest-bearing liabilities	(1,229)	(1,149)	(2,378)

Net change in net interest income	$651	$298	$949

Comparison of Operating Results for the Six Months Ended March 31, 2026 and 2025
The Company recognized net income of $40.5 million, or $0.32 per share, for the current year period, compared to net income of $30.8 million, or $0.24 per share, for the prior year period. The increase in net income was due mainly to higher net interest income, partially offset by higher non-interest expense and a higher provision for credit losses. The net interest margin increased 33 basis points, from 1.89% for the prior year period to 2.22% for the current year period. The increase was due mainly to growth in the higher yielding commercial loan portfolio. The net interest margin improvement associated with the reduction in the cost of deposits, largely related to a decrease in rates on the retail certificate of deposit portfolio, was more than offset by an increase in the average balance of the deposit portfolio, mainly due to growth in the high yield savings account.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$179,115	$162,261	$16,854	10.4%
MBS	22,194	22,288	(94)	(0.4)
Cash and cash equivalents	5,247	4,600	647	14.1
FHLB stock	3,890	4,637	(747)	(16.1)
Investment securities	103	2,011	(1,908)	(94.9)
Total interest and dividend income	$210,549	$195,797	$14,752	7.5
The increase in interest income on loans receivable was due primarily to growth in the commercial loan portfolio, as cash flows from the one-to four-family loan portfolio continued to be redirected into the higher yielding commercial loan portfolio. Interest income on cash and cash equivalents increased due to an increase in the average balance compared to the prior year period, partially offset by a decrease in the weighted average yield. The increase in the average balance was driven primarily by carrying more cash during the current year period to support anticipated commercial loan activities and operational needs. The decrease in FHLB stock dividend income was due primarily to a reduction in the balance of FHLB stock due to paying off maturing FHLB borrowings between periods and repayments on amortizing FHLB borrowings, which reduced the Bank's required FHLB stock holdings. The decrease in interest income on investment securities was due primarily to a lower average balance, due mainly to securities that were called or matured between periods and were not replaced in their entirety.

Interest Expense
The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$73,799	$73,198	$601	0.8%
Borrowings	33,167	36,529	(3,362)	(9.2)
Total interest expense	$106,966	$109,727	$(2,761)	(2.5)
Interest expense on deposits was higher during the current year period due primarily to growth in the Bank's high yield savings account offering, partially offset by a decrease in the cost of retail certificates of deposit. The decrease in interest expense on borrowings was due to a decrease in the average balance, which was partially offset by a higher weighted average interest rate. The decrease in the average balance of borrowings was due mainly to FHLB borrowings that matured between periods and were not renewed, along with continued repayments on amortizing FHLB advances. Cash flows from the deposit portfolio were used, in part, to pay off maturing FHLB borrowings and repay amortizing FHLB advances. The increase in the weighted average interest rate was due primarily to FHLB borrowings that matured and were renewed between periods at market interest rates higher than the overall portfolio rate, along with paying off lower rate advances that matured between periods, which increased the overall interest rate of the remaining FHLB advances.

Provision for Credit Losses
The Company recorded a provision for credit losses of $3.5 million during the current year period compared to a provision for credit losses of $677 thousand for the prior year period. The provision for credit losses in the current year period was due primarily to establishing a $4.0 million specific valuation allowance related to a nonaccrual commercial lending relationship, along with commercial loan/commitment growth, partially offset by improvement between periods in some of the commercial-related forecasted economic indices applied in the ACL model.

Non-Interest Income
The following table presents the components of non-interest income for the periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$5,562	$5,303	$259	4.9%
Income from BOLI	2,116	1,295	821	63.4
Insurance commissions	1,301	1,703	(402)	(23.6)
Other non-interest income	1,959	1,345	614	45.7
Total non-interest income	$10,938	$9,646	$1,292	13.4
Income from BOLI was higher in the current year period due mainly to a change in rates and an increase in the crediting rate as a result of updates to certain policies that were executed in the second half of the prior fiscal year, along with $45.0 million in new BOLI policies being purchased during the current year period. Insurance commissions were lower compared to the prior year period due primarily to contingent commissions, specifically, contingent commissions received versus accrued in the current year compared to the prior year, along with a reduction in income in the current year period related to personal lines of business caused by some carriers imposing underwriting restrictions in our market areas. Recently, several carriers began to ease their restrictions in our market areas, which should improve our income opportunities. Other non-interest income was higher in the current year period due mainly to higher commercial loan fee activity.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$31,575	$29,170	$2,405	8.2%
Information technology and related expense	10,559	9,474	1,085	11.5
Occupancy, net	6,715	6,835	(120)	(1.8)
Professional and other services	3,368	2,582	786	30.4
Federal insurance premium	2,221	2,133	88	4.1
Advertising and promotional	1,701	1,582	119	7.5
Deposit and loan transaction costs	1,484	1,470	14	1.0
Office supplies and related expense	992	836	156	18.7
Other non-interest expense	2,135	2,606	(471)	(18.1)
Total non-interest expense	$60,750	$56,688	$4,062	7.2
The increase in salaries and employee benefits was mainly attributable to an increase in full-time equivalent employees between periods, as well as merit increases and salary adjustments to remain market competitive. The increase in information technology and related expense was due mainly to an increase in software licensing expense related to new agreements and applications. The increase in professional and other services was due primarily to an increase in new relationships with outside service providers and additional services provided by current providers, of which approximately $325 thousand is not expected to recur in future periods. The decrease in other non-interest expense was due mainly to higher customer fraud losses in the prior year period.

The Company's efficiency ratio was 53.05% for the current year period compared to 59.23% for the prior year period. The improvement in the efficiency ratio was due primarily to higher net interest income compared to the prior year period, partially offset by higher non-interest expense. The Company's operating expense ratio (annualized) for the current year period was 1.24% compared to 1.18% for the prior year period. The operating expense ratio was higher in the current year period due mainly to higher non-interest expense, partially offset by higher average assets compared to the prior year period.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Six Months Ended
	March 31,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$50,293	$38,351	$11,942	31.1%
Income tax expense	9,841	7,521	2,320	30.8
Net income	$40,452	$30,830	$9,622	31.2

Effective tax rate	19.6%	19.6%
Income tax expense was higher in the current year period due to higher pretax income.

Average Balance Sheets. The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated, as well as selected performance ratios and other information for the periods shown. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. All amounts are presented on a fully taxable basis for the periods presented. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates.

	For the Six Months Ended
	March 31, 2026			March 31, 2025
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
One- to four-family loans:
Originated	$3,722,877	$72,719	3.91%	$3,902,526	$72,686	3.73%
Purchased	2,087,375	34,524	3.31	2,313,303	37,816	3.27
Total one- to four-family loans	5,810,252	107,243	3.69	6,215,829	110,502	3.56
Commercial loans:
Commercial real estate	1,835,843	53,606	5.78	1,319,992	37,440	5.61
Commercial and industrial	219,711	7,659	6.89	131,764	4,403	6.61
Commercial construction	187,302	6,317	6.67	174,574	5,504	6.24
Total commercial loans	2,242,856	67,582	5.96	1,626,330	47,347	5.76
Consumer loans	114,785	4,290	7.49	110,396	4,412	8.01
Total loans receivable(1)	8,167,893	179,115	4.37	7,952,555	162,261	4.07
MBS(2)	808,309	22,194	5.49	795,969	22,288	5.60
Investment securities(2)	4,000	103	5.13	74,507	2,011	5.40
FHLB stock	85,569	3,890	9.12	98,696	4,637	9.42
Cash and cash equivalents	272,610	5,247	3.81	200,895	4,600	4.53
Total interest-earning assets	9,338,381	210,549	4.49	9,122,622	195,797	4.28
Other non-interest-earning assets	477,539			458,858
Total assets	$9,815,920			$9,581,480

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$893,391	1,045	0.23	$872,404	1,016	0.23
High yield savings	546,847	10,232	3.75	176,304	3,657	4.16
Other savings	425,752	156	0.07	442,122	177	0.08
Money market	1,236,834	7,504	1.22	1,242,744	7,906	1.28
Retail certificates	2,833,097	51,555	3.65	2,800,744	57,736	4.13
Commercial certificates	63,000	1,112	3.54	57,227	1,208	4.23
Wholesale certificates	110,130	2,195	4.00	67,886	1,498	4.42
Total deposits	6,109,051	73,799	2.42	5,659,431	73,198	2.59
Borrowings	1,847,768	33,167	3.60	2,161,309	36,529	3.39
Total interest-bearing liabilities	7,956,819	106,966	2.70	7,820,740	109,727	2.81
Non-interest-bearing deposits	628,180			548,010
Other non-interest-bearing liabilities	184,382			180,034
Stockholders' equity	1,046,539			1,032,696
Total liabilities and stockholders' equity	$9,815,920			$9,581,480

Net interest income(3)		$103,583			$86,070
Net interest-earning assets	$1,381,562			$1,301,882
Net interest margin(4)			2.22			1.89
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.17x

Selected performance ratios:
Return on average assets (annualized)(5)			0.82%			0.64%
Return on average equity (annualized)(6)			7.73			5.97
Average equity to average assets			10.66			10.78
Operating expense ratio(7)			1.24			1.18
Efficiency ratio(8)			53.05			59.23

(1)Balances are adjusted for unearned loan fees and deferred costs. Nonaccrual loans are included in the loans receivable average balance with a yield of zero percent.
(2)AFS security yields are based upon amortized cost which is adjusted for premiums and discounts.
(3)Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.
(4)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets. Management believes that the net interest margin is important to investors as it is a profitability measure for financial institutions.
(5)Return on average assets represents annualized net income as a percentage of total average assets. Management believes that the return on average assets is important to investors as it shows the Company's profitability in relation to the Company's average assets.
(6)Return on average equity represents annualized net income as a percentage of total average equity. Management believes that the return on average equity is important to investors as it shows the Company's profitability in relation to the Company's average equity.
(7)The operating expense ratio represents annualized non-interest expense as a percentage of average assets. Management believes the operating expense ratio is important to investors as it provides insight into how efficiently the Company is managing its expenses in relation to its assets. It is a financial measurement ratio that does not take into consideration changes in interest rates.
(8)The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. Management believes the efficiency ratio is important to investors as it is a measure of a financial institution's cost to generate income. A lower value generally indicates that it is costing the financial institution less money to generate revenue, related to its net interest margin and non-interest income.

Rate/Volume Analysis.
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the six months ended March 31, 2026 to the six months ended March 31, 2025. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous period's average rate, and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Six Months Ended
	March 31, 2026 vs. March 31, 2025
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$11,141	$5,713	$16,854
MBS	343	(437)	(94)
Investment securities	(1,811)	(97)	(1,908)
FHLB stock	(601)	(146)	(747)
Cash and cash equivalents	1,461	(814)	647
Total interest-earning assets	10,533	4,219	14,752

Interest-bearing liabilities:
Checking	25	4	29
Savings	2,898	3,656	6,554
Money market	(37)	(365)	(402)
Certificates of deposit	1,623	(7,203)	(5,580)
Borrowings	(5,432)	2,070	(3,362)

Total interest-bearing liabilities	(923)	(1,838)	(2,761)

Net change in net interest income	$11,456	$6,057	$17,513

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025
The Company recognized net income of $20.1 million, or $0.16 per share, for the quarter ended March 31, 2026, compared to net income of $15.4 million, or $0.12 per share, for the quarter ended March 31, 2025. The increase in net income was due mainly to higher net interest income, partially offset by a higher provision for credit losses and higher income tax expense. The net interest margin increased 32 basis points, from 1.92% for the prior year quarter to 2.24% for the current year quarter. The increase was due primarily to the continued redirection of cash flows from the one- to four-family loan portfolio to the higher yielding commercial loan portfolio.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$89,323	$80,867	$8,456	10.5%
MBS	10,853	11,264	(411)	(3.6)
Cash and cash equivalents	2,474	2,729	(255)	(9.3)
FHLB stock	1,858	2,285	(427)	(18.7)
Investment securities	52	1,030	(978)	(95.0)
Total interest and dividend income	$104,560	$98,175	$6,385	6.5
The increase in interest income on loans receivable was due primarily to growth in the commercial loan portfolio, which was funded in part with cash flows from the one- to four-family loan portfolio. The decrease in interest income on MBS was due to a lower average balance of the portfolio compared to the prior year quarter as not all portfolio repayments were reinvested back into the portfolio, along with lower yields. The decrease in interest income on cash and cash equivalents was due to a decrease in the weighted average yield compared to the prior year quarter, partially offset by an increase in the average balance during the current year quarter driven primarily by carrying more cash to support anticipated commercial loan activities and operational needs. The decrease in FHLB stock dividend income was due primarily to a reduction in the balance of FHLB stock due to paying off maturing FHLB borrowings between periods and repayments on amortizing FHLB borrowings, which reduced the Bank's required FHLB stock holdings. The decrease in interest income on investment securities was due primarily to a decrease in average balance, due mainly to securities that were called or matured between periods and were not replaced in their entirety.

Interest Expense
The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$36,299	$35,853	$446	1.2%
Borrowings	15,995	18,482	(2,487)	(13.5)
Total interest expense	$52,294	$54,335	$(2,041)	(3.8)
Interest expense on deposits was higher during the current year period due primarily to growth in the Bank's high yield savings account offering, partially offset by a decrease in the cost of retail certificates of deposit. The decrease in interest expense on borrowings was due to a decrease in the average balance compared to the prior year quarter, due mainly to FHLB borrowings that matured between periods and were not renewed, along with continued repayments on amortizing FHLB advances.

Provision for Credit Losses
The Company recorded a provision for credit losses of $2.4 million during the current year quarter. See "Comparison of Operating Results for the Three Months Ended March 31, 2026 and December 31, 2025" above for additional discussion regarding the provision for credit losses during the current year quarter. The Company did not record a provision for credit losses during the prior year quarter as the decrease in the ACL was entirely offset by the increase in the reserve for off-balance sheet credit exposures.

Non-Interest Income
The following table presents the components of non-interest income for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,690	$2,596	$94	3.6%
Income from BOLI	1,151	747	404	54.1
Insurance commissions	512	927	(415)	(44.8)
Other non-interest income	1,106	683	423	61.9
Total non-interest income	$5,459	$4,953	$506	10.2
Income from BOLI was higher in the current year quarter due mainly to a change in rates and an increase in the crediting rate as a result of updates to certain policies that were executed in the second half of the prior fiscal year, along with $45.0 million in new BOLI policies added during the current year quarter. Insurance commissions were lower compared to the prior year period due primarily to contingent commissions, specifically, contingent commissions received versus accrued in the current year quarter compared to the prior year quarter. The increase in other non-interest income was due mainly to prepayment fees related to commercial loan payoffs during the current quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$15,828	$14,938	$890	6.0%
Information technology and related expense	5,425	4,924	501	10.2
Occupancy, net	3,265	3,502	(237)	(6.8)
Professional and other services	1,579	1,469	110	7.5
Federal insurance premium	1,110	1,095	15	1.4
Advertising and promotional	645	760	(115)	(15.1)
Deposit and loan transaction costs	768	879	(111)	(12.6)
Office supplies and related expense	511	437	74	16.9
Other non-interest expense	1,143	1,536	(393)	(25.6)
Total non-interest expense	$30,274	$29,540	$734	2.5
The increase in salaries and employee benefits was mainly attributable to a net increase in full-time equivalent employees between periods. The increase in information technology and related expense was due primarily to an increase in software licensing expense. The decrease in other non-interest expense was due mainly to higher customer fraud losses in the prior year quarter, higher OREO costs in the prior year quarter largely related to a one- to four-family bulk purchased OREO, and a loss on a property sold during the prior year quarter related to an acquisition in 2018.

The Company's efficiency ratio was 52.45% for the current year quarter compared to 60.54% for the prior year quarter. The improvement in the efficiency ratio was due primarily to higher net interest income during the current year quarter. The Company's operating expense ratio (annualized) for the current year quarter was 1.24% compared to 1.23% for the prior year quarter.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Three Months Ended
	March 31,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$25,079	$19,253	$5,826	30.3%
Income tax expense	4,931	3,854	1,077	27.9
Net income	$20,148	$15,399	$4,749	30.8

Effective tax rate	19.7%	20.0%
Income tax expense was higher in the current year quarter due to higher pretax income.

Average Balance Sheets. The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related annualized weighted average yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated, as well as selected performance ratios and other information for the periods shown. Weighted average yields are derived by dividing annualized income by the average balance of the related assets, and weighted average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. All amounts are presented on a fully taxable basis for the periods presented. The weighted average yields and rates include amortization of fees, costs, premiums and discounts, which are considered adjustments to yields/rates.

	For the Three Months Ended
	March 31, 2026			March 31, 2025
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
One- to four-family loans:
Originated	$3,697,174	$36,229	3.92%	$3,879,115	$36,311	3.74%
Purchased	2,061,101	17,055	3.31	2,287,653	18,832	3.29
Total one- to four-family loans	5,758,275	53,284	3.70	6,166,768	55,143	3.58
Commercial loans:
Commercial real estate	1,896,666	27,150	5.73	1,337,264	18,685	5.59
Commercial and industrial	224,311	3,791	6.76	131,497	2,186	6.65
Commercial construction	176,061	3,001	6.82	177,586	2,720	6.13
Total commercial loans	2,297,038	33,942	5.91	1,646,347	23,591	5.73
Consumer loans	114,986	2,097	7.39	110,126	2,133	7.86
Total loans receivable(1)	8,170,299	89,323	4.37	7,923,241	80,867	4.08
MBS(2)	789,899	10,853	5.50	811,013	11,264	5.56
Investment securities(2)	4,000	52	5.13	76,497	1,030	5.39
FHLB stock	82,855	1,858	9.10	98,231	2,285	9.43
Cash and cash equivalents	271,032	2,474	3.65	248,063	2,729	4.40
Total interest-earning assets	9,318,085	104,560	4.49	9,157,045	98,175	4.29
Other non-interest-earning assets	486,394			454,295
Total assets	$9,804,479			$9,611,340

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$905,915	542	0.24	$879,218	485	0.22
High yield savings	587,450	5,262	3.63	227,677	2,335	4.16
Other savings	428,633	78	0.07	442,773	77	0.07
Money market	1,232,468	3,578	1.18	1,239,709	3,694	1.21
Retail certificates	2,842,406	25,342	3.62	2,789,206	27,981	4.07
Commercial certificates	64,107	557	3.52	56,580	572	4.10
Wholesale certificates	95,699	940	3.98	66,249	709	4.34
Total deposits	6,156,678	36,299	2.39	5,701,412	35,853	2.55
Borrowings	1,782,567	15,995	3.64	2,150,917	18,482	3.48
Total interest-bearing liabilities	7,939,245	52,294	2.67	7,852,329	54,335	2.81
Non-interest-bearing deposits	647,305			551,549
Other non-interest-bearing liabilities	176,382			173,700
Stockholders' equity	1,041,547			1,033,762
Total liabilities and stockholders' equity	$9,804,479			$9,611,340

Net interest income(3)		$52,266			$43,840
Net interest-earning assets	$1,378,840			$1,304,716
Net interest margin(4)			2.24			1.92
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.17x

Selected performance ratios:
Return on average assets (annualized)(5)			0.82%			0.64%
Return on average equity (annualized)(6)			7.74			5.96
Average equity to average assets			10.62			10.76
Operating expense ratio (annualized)(7)			1.24			1.23
Efficiency ratio(8)			52.45			60.54

(1)Balances are adjusted for unearned loan fees and deferred costs. Nonaccrual loans are included in the loans receivable average balance with a yield of zero percent.
(2)AFS security yields are based upon amortized cost which is adjusted for premiums and discounts.
(3)Net interest income represents the difference between interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends on the average balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.
(4)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets. Management believes that the net interest margin is important to investors as it is a profitability measure for financial institutions.
(5)Return on average assets represents annualized net income as a percentage of total average assets. Management believes that the return on average assets is important to investors as it shows the Company's profitability in relation to the Company's average assets.
(6)Return on average equity represents annualized net income as a percentage of total average equity. Management believes that the return on average equity is important to investors as it shows the Company's profitability in relation to the Company's average equity.
(7)The operating expense ratio represents annualized non-interest expense as a percentage of average assets. Management believes the operating expense ratio is important to investors as it provides insight into how efficiently the Company is managing its expenses in relation to its assets. It is a financial measurement ratio that does not take into consideration changes in interest rates.
(8)The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. Management believes the efficiency ratio is important to investors as it is a measure of a financial institution's cost to generate income. A lower value generally indicates that it is costing the financial institution less money to generate revenue, related to its net interest margin and non-interest income.

Rate/Volume Analysis.
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended March 31, 2026 to the three months ended March 31, 2025. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended March 31,
	2026 vs. 2025
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$5,876	$2,580	$8,456
MBS	(290)	(121)	(411)
Investment securities	(931)	(47)	(978)
FHLB stock	(347)	(80)	(427)
Cash and cash equivalents	237	(492)	(255)
Total interest-earning assets	4,545	1,840	6,385

Interest-bearing liabilities:
Checking	15	42	57
Savings	1,546	1,381	2,927
Money market	(21)	(94)	(115)
Certificates of deposit	884	(3,307)	(2,423)
Borrowings	(3,214)	727	(2,487)

Total interest-bearing liabilities	(790)	(1,251)	(2,041)

Net change in net interest income	$5,335	$3,091	$8,426

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

Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's FHLB borrowing limit was 44% of Bank Call Report total assets as of March 31, 2026, as approved by FHLB senior management. The Bank's internal policy limits total borrowings to 55% of total assets. At March 31, 2026, the Bank had total borrowings, at par, of $1.71 billion, or approximately 17% of the Bank's Call Report total assets. The borrowings balance was comprised of FHLB advances, of which $634.7 million is scheduled to be repaid (amortizing advances) or mature in the next 12 months. FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB.

The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral. At March 31, 2026, the amount of securities pledged for the discount window was $103.8 million. At March 31, 2026, there were no borrowings from the FRB of Kansas City's discount window. Management tests the Bank's access to the FRB of Kansas City's discount window at least annually with a nominal overnight borrowing.

The Bank is a member of the American Finance Exchange ("AFX"), through which it may borrow funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily. At March 31, 2026, the Bank did not have any such borrowings outstanding through the AFX.

If management observes unusual trends in the amount and frequency of line of credit utilization and/or short-term borrowings that are not in conjunction with a planned strategy, the Bank will likely utilize term wholesale borrowing sources such as FHLB advances to provide term funding. The maturities of our borrowings are generally staggered in order to mitigate the risk of a highly negative cash flow position at maturity. The Bank has used fully-amortizing FHLB advances that require periodic payments of principal over the term of the advance. This type of advance enables the Bank to start repricing its liability cash flows sooner in a down-rate environment and generally provides for favorable pricing when compared to similar long-term bullet advances with comparable average lives as a result of the current term structure of interest rates.

At March 31, 2026, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank has the ability to utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At March 31, 2026, the Bank had $707.4 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs. The Bank also has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of March 31, 2026, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At March 31, 2026, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 1% of total deposits. The Bank had pledged securities with an estimated fair value of $99.0 million as collateral for public unit certificates of deposit at March 31, 2026. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

Management estimated that the Bank had $4.35 billion in liquidity available at March 31, 2026, based on the Bank’s blanket collateral agreement with the FHLB, available brokered and public unit deposit capacity, unencumbered securities, and cash and cash equivalent balances.

At March 31, 2026, $2.30 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $63.1 million of public unit certificates of deposit and $58.9 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  Due to the nature of public unit certificates of deposit and commercial certificates of deposit, retention rates are not as predictable as retail certificates of deposit.

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

Regulatory Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). Qualifying institutions that elect to use the CBLR framework, such as the Bank and the Company, that maintain the required minimum leverage ratio of 9.0% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules, and to have met the capital requirements for the well-capitalized category under the agencies' PCA framework. As of March 31, 2026, the Bank's CBLR was 9.5% and the Company's CBLR was 10.0%, which exceeded the minimum requirements. The Bank's risk-based tier 1 capital ratio at March 31, 2026 was 16.1%.

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

General assumptions used by management to evaluate the sensitivity of our financial performance to changes in interest rates presented in the tables below are utilized in, and set forth under, the gap table and related notes. Although management finds these assumptions reasonable, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and MVPE indicated in the below tables could vary substantially if different assumptions were used or actual experience differs from the assumptions. To illustrate this point, the projected cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities within the next 12 months as a percentage of total assets ("one-year gap") is also provided for up/down 200 basis point scenarios, as of March 31, 2026.

Qualitative Disclosure about Market Risk
Gap Table. The following gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities based on the information and assumptions set forth in the notes below. Cash flow projections for mortgage-related assets are calculated based in part on prepayment assumptions at current and projected interest rates. Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Assumptions may not reflect how actual yields and costs respond to market interest rate changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate loans, often have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment rates would likely deviate significantly from those assumed in calculating the gap table below. A positive gap means more cash flows from assets are expected to mature or reprice than cash flows from liabilities and suggests that, generally, in a rising rate environment, earnings should increase. A negative gap means more cash flows from liabilities are expected to mature or reprice than cash flows from assets and suggests that, generally, in a rising rate environment, earnings should decrease. For additional information regarding the impact of changes in interest rates, see the following Change in Net Interest Income and Change in MVPE discussions and tables.

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$2,485,766	$1,801,992	$1,268,471	$2,531,156	$8,087,385
Securities(2)	201,330	293,445	158,285	142,599	795,659
Other interest-earning assets	313,733	—	—	—	313,733
Total interest-earning assets	3,000,829	2,095,437	1,426,756	2,673,755	9,196,777

Interest-bearing liabilities:
Non-maturity deposits(3)	1,133,928	730,612	512,623	1,543,902	3,921,065
Certificates of deposit	2,297,940	682,379	33,511	295	3,014,125
Borrowings(4)	361,316	1,327,450	28,894	23,306	1,740,966
Total interest-bearing liabilities	3,793,184	2,740,441	575,028	1,567,503	8,676,156

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(792,355)	$(645,004)	$851,728	$1,106,252	$520,621

Cumulative excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(792,355)	$(1,437,359)	$(585,631)	$520,621

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
March 31, 2026	(8.1%)	(14.6%)	(6.0%)	5.3%
December 31, 2025	(12.6)
September 30, 2025	(10.1)

Cumulative one-year gap - interest rates +200 bps at:
March 31, 2026	(10.3)
December 31, 2025	(14.9)
September 30, 2025	(12.2)

Cumulative one-year gap - interest rates -200 bps at:
March 31, 2026	(3.6)
December 31, 2025	(8.4)
September 30, 2025	(5.8)
(1)Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur, or prepayments are expected to be received, prior to their next rate adjustment, rather than in the period in which the loans are due. Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions. Balances are net of undisbursed amounts and deferred fees and exclude loans 90 or more days delinquent or in foreclosure and large dollar nonaccrual commercial loans.
(2)MBS reflect projected prepayments at amortized cost. All other securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of March 31, 2026, at amortized cost.
(3)Although the Bank's non-maturity deposits are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing core deposit accounts decline) used on these accounts are based on assumptions developed from our actual experiences with these accounts. For the purposes of this table, non-core deposit account balances are assumed to be fully subject to repricing within one year (versus decayed over time). If all of the Bank's non-maturity deposits had been assumed to be non-core and, therefore, subject to repricing within one year, interest-bearing liabilities estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $3.58 billion, for a cumulative one-year gap of (36.4%) of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item is a $100.0 million FHLB adjustable-rate advance that is tied to an interest rate swap. The repricing of this liability is projected to occur at the maturity date of the interest rate swap, which will occur in June 2028.

At March 31, 2026, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(792.4) million, or (8.1%) of total assets, compared to $(983.6) million, or (10.1%) of total assets, at September 30, 2025. The change in the one-year gap amount was due primarily to an increase in the amount of projected asset cash flows coming due in one year, as of March 31, 2026, compared to September 30, 2025, partially offset by an increase in the amount of comparable liability cash flows. The increase in projected assets cash flows was primarily within the Bank's commercial fixed-rate loan portfolio due to the origination of short-term fixed-rate loans during the current year and, to a lesser extent, the seasoning of its existing fixed-rate commercial loan portfolio, as well as to an increase in the amount of cash and cash equivalents as of March 31, 2026. The increase in projected liability cash flows was primarily in the deposit portfolio as the Bank's non-maturity deposits increased between the two periods and its certificate of deposit portfolio continued to become more seasoned with a WAM of 0.7 years as of March 31, 2026, compared to a WAM of 0.8 years as of September 30, 2025.

The amount of interest-bearing liabilities expected to reprice in a given period typically is not significantly impacted by changes in interest rates because the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of March 31, 2026, the Bank's one-year gap would have been projected to be $(1.01) billion, or (10.3%) of total assets. If interest rates were to decrease 200 basis points, as of March 31, 2026, the Bank's one-year gap would have been projected to be $(354.9) million, or (3.6%) of total assets. The changes in the gap amounts compared to when there is no change in rates was due to changes in the anticipated net cash flows primarily as a result of projected prepayments on mortgage-related assets in each rate environment. In higher rate environments, prepayments on mortgage-related assets are projected to be lower and, in lower rate environments, prepayments are projected to be higher. This compares to a projected one-year gap of $(1.19) billion, or (12.2%) of total assets, if interest rates were to have increased 200 basis points as of September 30, 2025, and a projected one-year gap of $(570.8) million, or (5.8%) of total assets, if interest rates were to have decreased 200 basis points as of the same date.

Change in Net Interest Income. The Bank's net interest income projections reflect simulated responses to interest rates of assets and liabilities that are expected to mature or reprice over the next year. Repricing occurs as a result of cash flows that are received or paid on assets or due on liabilities which would be replaced at then current market interest rates or on adjustable-rate products that reset during the next year. The Bank's borrowings and certificate of deposit portfolios have stated maturities, and the cash flows related to fixed-rate liabilities do not generally fluctuate as a result of changes in interest rates. Cash flows from mortgage-related assets and callable agency debentures can vary significantly as a result of changes in interest rates. As interest rates decrease, borrowers have an economic incentive to lower their cost of debt by refinancing or endorsing their mortgage to a lower interest rate. Similarly, agency debt issuers are more likely to exercise embedded call options and issue new securities at a lower interest rate. The Bank did not hold any callable agency debentures as of March 31, 2026 or September 30, 2025.

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

Change	Net Interest Income At
(in Basis Points)	March 31, 2026			September 30, 2025
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$216,254	$(15,848)	(6.8%)	$202,033	$(8,667)	(4.1%)
-200 bp	220,747	(11,355)	(4.9)	203,014	(7,686)	(3.7)
-100 bp	226,671	(5,431)	(2.3)	206,913	(3,787)	(1.8)
000 bp	232,102	—	—	210,700	—	—
+100 bp	235,853	3,751	1.6	212,822	2,122	1.0
+200 bp	238,517	6,415	2.8	213,755	3,055	1.5
+300 bp	240,756	8,654	3.7	214,061	3,361	1.6
(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

In general, increases/(decreases) in the Bank's net interest income projections under the various interest rate scenarios presented are due to the degree in which cash flows are realized and the rates projected to be earned on funds received through loan and securities repayments, in each scenario, are greater/(less) than the rates projected to be paid on deposits and borrowings over the next 12 months. The net interest income projection was higher in the base case scenario at March 31, 2026 compared to September 30, 2025, due primarily to an increase in the average rate of the Bank's loan portfolio and a decrease in the balance of FHLB borrowings, as the Bank paid off certain maturing borrowings, made payments on its amortizing borrowings, and restructured certain fixed-rate FHLB borrowings during the current fiscal year.

As of March 31, 2026, projected net interest income increased more in each of the increasing rate scenarios presented and decreased more in each of the decreasing rate scenarios presented, compared to September 30, 2025. The marginal changes in net interest income sensitivity was largely a result of continued growth in the Bank's commercial loan portfolio. Commercial loans often have adjustable-rate features, which makes the projected amount of interest income on these assets more sensitive to changes in interest rates as they reprice on a more frequent basis. Additionally, commercial loans often have shorter average lives compared to retail mortgage loans, which results in the more frequent repricing of fixed-rate cash flows.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	March 31, 2026			September 30, 2025
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$1,461,553	$283,124	24.0%	$1,477,941	$315,678	27.2%
-200 bp	1,361,884	183,455	15.6	1,362,942	200,679	17.3
-100 bp	1,266,098	87,669	7.4	1,256,515	94,252	8.1
000 bp	1,178,429	—	—	1,162,263	—	—
+100 bp	1,047,095	(131,334)	(11.1)	1,026,750	(135,513)	(11.7)
+200 bp	899,661	(278,768)	(23.7)	873,123	(289,140)	(24.9)
+300 bp	760,029	(418,400)	(35.5)	725,096	(437,167)	(37.6)
(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The Bank's estimated MVPE remained largely unchanged, increasing from $1.16 billion at September 30, 2025 to $1.18 billion at March 31, 2026. Compositional changes on the balance sheet, including within the Bank's loan portfolio as it continues to redirect cash flows from its one- to four-family loan portfolio into the commercial loan portfolio, coupled with decreases (or tightening) in discount spreads applied to its mortgage-related assets, drove the marginal increase in MVPE. This increase was partially offset by a general steepening of the benchmark yield curve resulting from a decrease in interest rates along the short-end of the yield curve and increases in interest rates along the intermediate- and long-ends of the yield curve as of March 31, 2026. The Bank generally has more interest-bearing liability cash flows tied to the short-end of the yield curve than it does interest-earning asset cash flows, and more interest-earning asset cash flows tied to the long-end of the yield curve. During times of elevated interest rates, such as the current rate environment, the estimated market value of the Bank's fixed-rate one- to four-family loan portfolio in the base case scenario is decreased as the weighted average rate of the portfolio continues to be less than current market rates. The Bank's commercial loans have been, predominately, originated more recently at current market rates, resulting in greater estimated market values in the base case compared to the Bank's one- to four-family loans. To the extent that the balance of the Bank's one- to four-family loan portfolio, with overall average rates less than current market rates, continues to decrease and the balance of its commercial loans, with average rates closer to or above current market rates, continues to increase, the estimated market value of the Bank's overall loan portfolio, in the base case scenario, is expected to continue to increase. Changes to the slope and/or relative levels of benchmark interest rates can also have a material impact on the estimated market value of the Bank’s loan portfolio.

In the increasing interest rate scenarios, the sensitivity reflects the negative impacts of increasing rates on the market value of the Bank's loan and securities portfolios more so than on its deposit and borrowing portfolios. This is because, as interest rates increase, fixed-rate borrowers generally have less economic incentive to prepay or to refinance their mortgages and agency debt issuers have less economic incentive or opportunity to exercise their call options in order to issue new debt at lower interest rates, resulting in lower projected cash flows on these assets and longer average lives. As interest rates increase in the rising interest rate scenarios, prepayments on mortgage-related assets are more likely to decrease and increasingly only be realized through significant changes in borrowers' lives such as divorce, death, job-related relocations, or other major events as there is less economic incentive for them to prepay their debt, resulting in an increase in the estimated average lives of those mortgage-related assets. Similarly, call projections for callable agency debentures decrease as interest rates rise, which results in cash flows related to those assets moving closer to their contractual maturity dates. The longer expected average lives of those assets increase the sensitivity of their market value to changes in interest rates.

In the decreasing interest rate scenarios, the Bank's MVPE increases due to a larger increase in the estimated market value of the Bank's assets than its liabilities. This is mainly due to the Bank's mortgage-related assets having greater cash flow sensitivity in these rate scenarios compared to our liabilities. Cashflows from these assets increase in these rate environments, in general, because borrowers who obtained fixed-rate credit in a higher interest rate environment would have an economic incentive to prepay or to refinance their mortgages. However, due to the majority of our loans having interest rates less than current market rates, the impact of projected prepayment speed increases due to a decrease in interest rates is not as significant. The resulting shorter average lives discounted at comparably lower rates generally equates to an increase in their market value in lower interest rate environments.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of March 31, 2026. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of the interest rate swap and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of the interest rate swap.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	$809,566	5.44%	3.2		8.6%
Loans receivable:
Fixed-rate one- to four-family	4,808,748	3.54	6.6	59.1%	51.4
Fixed-rate commercial	895,911	5.86	1.5	11.0	9.6
All other fixed-rate loans	29,868	7.43	6.9	0.4	0.3
Total fixed-rate loans	5,734,527	3.92	5.8	70.5	61.3
Adjustable-rate one- to four-family	882,938	4.57	4.2	10.8	9.4
Adjustable-rate commercial	1,421,835	5.90	2.6	17.5	15.2
All other adjustable-rate loans	99,996	7.18	3.4	1.2	1.1
Total adjustable-rate loans	2,404,769	5.46	3.2	29.5	25.7
Total loans receivable	8,139,296	4.38	5.0	100.0%	87.0
FHLB stock	79,420	9.21	1.6		0.9
Cash and cash equivalents	330,925	3.47	—		3.5
Total interest-earning assets	$9,359,207	4.48	4.6		100.0%

Non-maturity deposits	$3,235,951	1.21	4.6	51.7%	40.7%
Retail certificates of deposit	2,872,653	3.60	0.7	46.0	36.1
Commercial certificates of deposit	67,169	3.52	0.5	1.1	0.8
Public unit certificates of deposit	74,303	3.96	0.7	1.2	0.9
Total interest-bearing deposits	6,250,076	2.36	2.7	100.0%	78.5
Term borrowings	1,709,827	3.64	1.6		21.5
Total interest-bearing liabilities	$7,959,903	2.64	2.5		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of March 31, 2026. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2026, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table summarizes our stock repurchase activity during the three months ended March 31, 2026 and additional information regarding our stock repurchase program. As of March 31, 2026, the Company had $39.4 million of common stock authorized under an existing stock repurchase plan. Although our existing repurchase plan has no expiration date, we are required to annually seek the FRB of Kansas City's non-objection for the buyback amount. The FRB's current non-objection for the Company to repurchase up to $75 million of stock expires in February 2027. Shares may be repurchased from time to time in the open market or in privately negotiated transactions based upon market conditions, available liquidity, and other factors.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
January 1, 2026 through
January 31, 2026	27,000	$7.26	27,000	$54,650,436
February 1, 2026 through
February 28, 2026	508,217	7.55	508,217	50,813,371
March 1, 2026 through
March 31, 2026	1,620,264	7.03	1,620,264	39,423,318
Total	2,155,481	7.16	2,155,481	39,423,318

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Plans
During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
See "Index to Exhibits."

INDEX TO EXHIBITS

Exhibit Number	Document
3(i)	Charter of Capitol Federal Financial, Inc., as filed on May 6, 2010, as Exhibit 3(i) to Capitol Federal Financial, Inc.'s Registration Statement on Form S-1 (File No. 333-166578) and incorporated herein by reference
3(ii)	Bylaws of Capitol Federal Financial, Inc., as amended, filed on March 30, 2020, as Exhibit 3.2 to Form 8-K for Capitol Federal Financial Inc. and incorporated herein by reference
10.1	Form of Amended and Restated Change of Control Agreement with each of John B. Dicus, Kent G. Townsend, Rick C. Jackson, Natalie G. Haag, Anthony S. Barry, and William J. Skrobacz filed on November 29, 2023 as Exhibit 10.1 to the Registrant's September 30, 2023 Form 10-K and incorporated herein by reference
10.2	Capitol Federal Financial's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13, 2000 as Appendix A to Capitol Federal Financial's Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.3	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 8, 2020 as Exhibit 10.3 to the Registrant's March 31, 2020 Form 10-Q and incorporated herein by reference
10.4	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.5	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q for Capitol Federal Financial and incorporated herein by reference
10.6	Description of Director Fee Arrangements, as filed on November 23, 2022, as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K and incorporated herein by reference
10.7	Short-term Performance Plan, as amended and restated, as filed on November 25, 2025, as Exhibit 10.7 to the Registrant's Current Report on Form 8-K/A and incorporated herein by reference
10.8	Capitol Federal Financial, Inc. 2012 Equity Incentive Plan (the "Equity Incentive Plan") filed on December 22, 2011 as Appendix A to Capitol Federal Financial, Inc.'s Proxy Statement (File No. 001-34814) and incorporated herein by reference
10.9	Form of Incentive Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.12 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.10	Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.13 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.11	Form of Stock Appreciation Right Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.14 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.12	Form of Restricted Stock Agreement under the Equity Incentive Plan filed on February 6, 2012 as Exhibit 10.15 to the Registrant's December 31, 2011 Form 10-Q and incorporated herein by reference
10.13	Capitol Federal Financial, Inc. 2026 Omnibus Incentive Plan (the "Omnibus Incentive Plan") filed on December 18, 2025 as Appendix A to Capitol Federal Financial, Inc.'s Proxy Statement (File No. 001-34814) and incorporated herein by reference
10.14	Form of Incentive Stock Option Award Agreement under the Omnibus Incentive Plan filed on April 8, 2026 as Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-294928) and incorporated herein by reference
10.15	Form of Non-Qualified Stock Option Award Agreement under the Omnibus Incentive Plan filed on April 8, 2026 as Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (File No. 333-294928) and incorporated herein by reference
10.16	Form of Restricted Stock Award Agreement under the Omnibus Incentive Plan filed on April 8, 2026 as Exhibit 99.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-294928) and incorporated herein by reference
10.17	Form of Restricted Stock Unit Award Agreement under the Omnibus Incentive Plan filed on April 8, 2026 as Exhibit 99.5 to the Registrant's Registration Statement on Form S-8 (File No. 333-294928) and incorporated herein by reference
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

101
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, filed with the SEC on May 8, 2026, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at March 31, 2026 and September 30, 2025, (ii) Consolidated Statements of Income for the three and six months ended March 31, 2026, and 2025, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2026, and 2025, (iv) Consolidated Statement of Stockholders' Equity for the three and six months ended March 31, 2026, and 2025, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2026, and 2025, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: May 8, 2026	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer

Date: May 8, 2026	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer