Form 10-Q
period 2026-06-30
Capitol Federal Financial, Inc.
filed 2026-08-07
CIK 1490906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
Form 10-Q
________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

As of August 3, 2026, there were 125,698,283 shares of Capitol Federal Financial, Inc. common stock outstanding.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	September 30,
	2026	2025
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $118,155 and $229,566)	$136,098	$252,443
Available-for-sale ("AFS"), at estimated fair value (amortized cost of $774,757 and $847,369)	783,559	867,216
Loans receivable, net (allowance for credit losses ("ACL") of $26,103 and $24,039)	8,166,762	8,111,961
Federal Home Loan Bank Topeka ("FHLB") stock, at cost	76,115	90,662
Premises and equipment, net	88,461	89,314
Income taxes receivable, net	747	220
Deferred federal income tax assets, net	22,711	23,826
Other assets	387,731	343,059
TOTAL ASSETS	$9,662,184	$9,778,701

LIABILITIES:
Deposits	$6,850,705	$6,591,448
Borrowings	1,636,246	1,950,770
Advances by borrowers	40,594	65,416
Deferred state income tax liabilities, net	3,146	2,056
Other liabilities	110,173	121,334
Total liabilities	8,640,864	8,731,024

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 1,400,000,000 shares authorized, 125,857,559 and 132,204,305 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	1,259	1,322
Additional paid-in capital	1,096,321	1,142,711
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(23,541)	(24,780)
Accumulated deficit	(60,798)	(87,331)
Accumulated other comprehensive income ("AOCI"), net of tax	8,079	15,755
Total stockholders' equity	1,021,320	1,047,677
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,662,184	$9,778,701

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME:
Loans receivable	$90,566	$82,914	$269,681	$245,175
Mortgage-backed securities ("MBS")	10,747	12,163	32,941	34,451
Cash and cash equivalents	1,988	1,620	7,235	6,220
FHLB stock	1,767	2,197	5,657	6,834
Investment securities	51	784	154	2,795
Total interest and dividend income	105,119	99,678	315,668	295,475

INTEREST EXPENSE:
Deposits	36,275	35,860	110,074	109,058
Borrowings	15,361	18,360	48,528	54,889
Total interest expense	51,636	54,220	158,602	163,947

NET INTEREST INCOME	53,483	45,458	157,066	131,528

PROVISION FOR CREDIT LOSSES	(433)	(451)	3,045	226
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	53,916	45,909	154,021	131,302

NON-INTEREST INCOME:
Deposit service fees	2,987	2,867	8,549	8,170
Income from bank-owned life insurance ("BOLI")	1,856	759	3,972	2,053
Insurance commissions	838	884	2,139	2,587
Other non-interest income	987	778	2,946	2,124
Total non-interest income	6,668	5,288	17,606	14,934

NON-INTEREST EXPENSE:
Salaries and employee benefits	16,858	15,277	48,433	44,447
Information technology and related expense	4,787	5,163	15,346	14,637
Occupancy, net	3,372	3,270	10,087	10,105
Professional and other services	1,501	1,261	4,869	3,843
Federal insurance premium	1,103	1,072	3,324	3,205
Advertising and promotional	1,365	1,453	3,066	3,035
Deposit and loan transaction costs	631	715	2,115	2,185
Office supplies and related expense	442	370	1,434	1,206
Other non-interest expense	1,283	983	3,418	3,589
Total non-interest expense	31,342	29,564	92,092	86,252
INCOME BEFORE INCOME TAX EXPENSE	29,242	21,633	79,535	59,984
INCOME TAX EXPENSE	5,672	3,251	15,513	10,772
NET INCOME	$23,570	$18,382	$64,022	$49,212

Basic earnings per share ("EPS")	$0.19	$0.14	$0.51	$0.38
Diluted EPS	$0.19	$0.14	$0.51	$0.38

Basic weighted average common shares	124,009,429	130,081,065	126,539,746	130,026,451
Diluted weighted average common shares	124,009,429	130,081,065	126,539,746	130,026,451

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$23,570	$18,382	$64,022	$49,212
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on AFS securities arising during the period, net of taxes of $1,233, $(734), $2,668 and $856	(3,872)	2,303	(8,377)	(2,689)
Unrealized gains (losses) on cash flow hedges arising during the period, net of taxes of $(165), $110, $(373) and $(421)	521	(345)	1,173	1,324
Reclassification adjustment for cash flow hedge amounts included in net income, net of taxes of $41, $177, $150 and $576	(130)	(557)	(472)	(1,809)
Total other comprehensive (loss) income, net of tax	(3,481)	1,401	(7,676)	(3,174)
Comprehensive income	$20,089	$19,783	$56,346	$46,038

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except per share amounts)

	For the Nine Months Ended June 30, 2026
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Accumulated		Stockholders'
	Stock	Capital	ESOP	Deficit	AOCI	Equity
Balance at September 30, 2025	$1,322	$1,142,711	$(24,780)	$(87,331)	$15,755	$1,047,677
Net income				20,304		20,304
Other comprehensive income, net of tax					451	451
ESOP activity		(145)	413			268
Stock-based compensation		99				99
Repurchase of common stock and excise taxes	(24)	(16,438)				(16,462)
Cash dividends to stockholders ($0.085 per share)				(11,017)		(11,017)
Balance at December 31, 2025	1,298	1,126,227	(24,367)	(78,044)	16,206	1,041,320
Net income				20,148		20,148
Other comprehensive income, net of tax					(4,646)	(4,646)
ESOP activity		(118)	413			295
Stock-based compensation		94				94
Repurchase of common stock and excise taxes	(21)	(15,555)				(15,576)
Cash dividends to stockholders ($0.125 per share)				(15,909)		(15,909)
Balance at March 31, 2026	1,277	1,110,648	(23,954)	(73,805)	11,560	1,025,726
Net income				23,570		23,570
Other comprehensive income, net of tax					(3,481)	(3,481)
ESOP activity		(90)	413			323
Restricted stock activity, net		(6)				(6)
Stock-based compensation		97				97
Repurchase of common stock and excise taxes	(18)	(14,328)		—		(14,346)
Cash dividends to stockholders ($0.085 per share)				(10,563)		(10,563)
Balance at June 30, 2026	$1,259	$1,096,321	$(23,541)	$(60,798)	$8,079	$1,021,320

						(Continued)

	For the Nine Months Ended June 30, 2025
		Additional	Unearned			Total
	Common	Paid-In	Compensation	Accumulated		Stockholders'
	Stock	Capital	ESOP	Deficit	AOCI	Equity
Balance at September 30, 2024	$1,327	$1,146,851	$(26,431)	$(111,104)	$21,627	$1,032,270
Net income				15,431		15,431
Other comprehensive income, net of tax					(10,065)	(10,065)
ESOP activity		(149)	412			263
Restricted stock activity, net	1	(1)				—
Stock-based compensation		101				101
Cash dividends to stockholders ($0.085 per share)				(11,061)		(11,061)
Balance at December 31, 2024	1,328	1,146,802	(26,019)	(106,734)	11,562	1,026,939
Net income				15,399		15,399
Other comprehensive income, net of tax					5,490	5,490
ESOP activity		(172)	413			241
Stock-based compensation		103				103
Cash dividends to stockholders ($0.085 per share)				(11,062)		(11,062)
Balance at March 31, 2025	1,328	1,146,733	(25,606)	(102,397)	17,052	1,037,110
Net income				18,382		18,382
Other comprehensive income, net of tax					1,401	1,401
ESOP activity		(179)	413			234
Restricted stock activity, net		(2)				(2)
Stock-based compensation		96				96
Cash dividends to stockholders ($0.085 per share)				(11,063)		(11,063)
Balance at June 30, 2025	$1,328	$1,146,648	$(25,193)	$(95,078)	$18,453	$1,046,158

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,022	$49,212
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(5,657)	(6,834)
Provision for credit losses	3,045	226
Originations of loans receivable held-for-sale ("LHFS")	(403)	(1,990)
Proceeds from sales of LHFS	408	3,629
Amortization and accretion of premiums and discounts on securities	(2,729)	(2,491)
Depreciation and amortization of premises and equipment	5,267	5,440
Amortization of intangible assets	191	411
Amortization of deferred amounts related to FHLB advances, net	1,028	1,080
Common stock committed to be released for allocation - ESOP	886	738
Stock-based compensation	290	300
Amortization of net deferred loan fees and premiums	(2,195)	(187)
Change in cash surrender value of BOLI	(3,575)	(1,853)
Changes in:
Unrestricted cash collateral from derivative counterparties, net	960	(440)
Other assets, net	8,246	4,159
Income taxes receivable, net	(537)	(727)
Deferred income tax assets, net	4,666	1,595
Other liabilities	(17,591)	(18,751)
Net cash provided by operating activities	56,322	33,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of AFS securities	(37,786)	(248,207)
Proceeds from calls, maturities and principal reductions of AFS securities	113,127	147,190
Proceeds from the redemption of FHLB stock	20,204	11,515
Purchase of FHLB stock	—	(1,731)
Net change in loans receivable	(55,174)	(117,839)
Purchase of BOLI	(45,000)	—
Proceeds from BOLI death benefit	909	667
Purchase of premises and equipment	(4,664)	(3,550)
Proceeds from sale of premises and equipment	2	43
Proceeds from sale of other real estate owned ("OREO")	409	110
Net cash (used in) investing activities	(7,973)	(211,802)

		(Continued)

CAPITOL FEDERAL FINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	June 30,
	2026	2025

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	259,257	301,155
Proceeds from borrowings	425,200	650,100
Repayments on borrowings	(738,763)	(758,635)
Payment of FHLB prepayment penalties	(2,147)	(547)
Cash dividends paid	(37,489)	(33,186)
Repurchase of common stock and excise tax payments	(45,930)	—
Change in advances by borrowers	(24,822)	(22,944)
Net cash (used in) provided by financing activities	(164,694)	135,943

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(116,345)	(42,342)

CASH AND CASH EQUIVALENTS:
Beginning of period	252,443	217,307
End of period	$136,098	$174,965

See accompanying notes to consolidated financial statements.		(Concluded)

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share amounts)
Net income	$23,570	$18,382	$64,022	$49,212
Income allocated to participating securities	(27)	(22)	(76)	(58)
Net income available to common stockholders	$23,543	$18,360	$63,946	$49,154

Total basic average common shares outstanding	124,009,429	130,081,065	126,539,746	130,026,451
Effect of dilutive stock options	—	—	—	—
Total diluted average common shares outstanding	124,009,429	130,081,065	126,539,746	130,026,451

Net EPS:
Basic	$0.19	$0.14	$0.51	$0.38
Diluted	$0.19	$0.14	$0.51	$0.38

Antidilutive stock options, excluded from the diluted
average common shares outstanding calculation	159,318	242,728	187,677	274,502

3. SECURITIES
The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS securities at the dates presented. The Company did not hold any tax-exempt securities during the nine months ended June 30, 2026 or 2025.

	June 30, 2026
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$770,757	$10,117	$1,167	$779,707
Corporate bonds	4,000	—	148	3,852
	$774,757	$10,117	$1,315	$783,559

	September 30, 2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
MBS	$843,369	$20,303	$172	$863,500
Corporate bonds	4,000	—	284	3,716
	$847,369	$20,303	$456	$867,216

At June 30, 2026, AFS securities included $709.2 million of residential MBS and $70.5 million of commercial MBS. At September 30, 2025 AFS securities included $793.8 million of residential MBS and $69.7 million of commercial MBS.

The following tables summarize the estimated fair value and gross unrealized losses of those AFS securities on which an unrealized loss at the dates presented was reported and the continuous unrealized loss position for less than 12 months and equal to or greater than 12 months as of the dates presented.

	June 30, 2026
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$162,964	$1,097	$4,410	$70
Corporate bonds	—	—	3,852	148
	$162,964	$1,097	$8,262	$218

	September 30, 2025
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
MBS	$13,946	$55	$26,144	$117
Corporate bonds	—	—	3,716	284
	$13,946	$55	$29,860	$401

The unrealized losses at June 30, 2026 were a result of an increase in market yields from the time the securities were purchased. In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management did not record an ACL on securities in an unrealized loss position at June 30, 2026 as management did not believe any of the securities were impaired due to credit quality reasons. The issuers of these securities continue to make scheduled and timely principal and interest payments, as applicable, under the contractual term of the securities, so management believes the entire principal balance will be collected as scheduled. Additionally, management does not have the intent to sell any of the securities, and believes that it is more likely than not that the Company will not be required to sell the securities before the recovery of the remaining amortized cost, which could be at maturity. The fair value is expected to recover as the securities approach their maturity date, if not before, or if market yields decline.

The amortized cost and estimated fair value of AFS debt securities as of June 30, 2026, by contractual maturity, are shown below.  Actual principal repayments may differ from contractual maturities due to prepayment or early call privileges by the issuer. In the case of MBS, borrowers on the underlying loans generally have the right to prepay their loans without penalty. For this reason, MBS are not included in the maturity categories in the table below.

	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Five years through ten years	$4,000	$3,852
MBS	770,757	779,707
	$774,757	$783,559

The following table summarizes the carrying value of securities pledged as collateral for the obligations indicated below as of the dates presented.

	June 30, 2026	September 30, 2025
	(Dollars in thousands)
Federal Reserve Bank of Kansas City ("FRB of Kansas City") borrowings	$97,939	$91,130
Public unit deposits	93,061	150,916
	$191,000	$242,046

4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Loans receivable, net at June 30, 2026 and September 30, 2025 are summarized as follows:

	June 30, 2026	September 30, 2025
	(Dollars in thousands)
One- to four-family:
Originated	$3,642,458	$3,774,134
Correspondent purchased	1,844,014	2,000,216
Bulk purchased	105,210	114,231
Construction	10,574	16,054
Total	5,602,256	5,904,635
Commercial:
Commercial real estate	2,005,641	1,709,990
Commercial and industrial	273,854	210,119
Commercial construction	193,480	195,886
Total	2,472,975	2,115,995
Consumer:
Home equity	110,372	104,809
Other	7,136	8,436
Total	117,508	113,245

Total loans receivable	8,192,739	8,133,875

Less:
ACL	26,103	24,039
Deferred loan fees/discounts	30,508	31,268
Premiums/deferred costs	(30,634)	(33,393)
	$8,166,762	$8,111,961

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

When underwriting a commercial real estate or commercial construction loan, several factors are considered, such as the income producing potential of the property, cash equity provided by the borrower, the financial strength of the borrower, managerial expertise of the borrower or tenant, feasibility studies, lending experience with the borrower and the marketability of the property. At the time of origination, the loan-to-value ratio ("LTV") on commercial real estate loans generally does not exceed 85% of the appraised value of the property securing the loans and the minimum debt service coverage ratio ("DSCR") is generally 1.15x. While the Bank generally requires a guaranty on all commercial real estate loans, it may allow an experienced borrower that has a strong DSCR and low LTV to have a reduced or phased out guaranty, or it may originate the loan as a non-recourse loan.

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

The following tables set forth, as of the dates indicated, the amortized cost of loans by class of financing receivable, year of origination or most recent credit decision, and loan classification. Amortized cost is the amount of unpaid principal of the loan, net of undisbursed funds, unamortized premiums and discounts, and deferred fees and costs. All revolving lines of credit and revolving lines of credit converted to term loans are presented separately, regardless of origination year. Loans classified as doubtful or loss are individually evaluated for loss. At June 30, 2026 and September 30, 2025, there were no loans classified as doubtful, and all loans classified as loss were fully charged-off. The commercial real estate substandard loan amount presented in the "Current Fiscal Year" column is primarily related to two loans in the same borrowing relationship that were modified during the current fiscal year. During the current fiscal year, an updated appraisal was received related to the collateral securing this lending relationship and as a result, a specific valuation allowance was recorded. The loans associated with this lending relationship were on nonaccrual at both June 30, 2026 and September 30, 2025. The loans are recourse loans and have personal guarantees.

	June 30, 2026
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2025	2024	2023	2022	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$195,594	$220,814	$202,676	$270,657	$496,362	$2,232,022	$—	$—	$3,618,125
Special Mention	—	479	554	780	1,541	4,718	—	—	8,072
Substandard	—	222	154	833	44	12,786	—	—	14,039
Correspondent purchased
Pass	—	—	495	273,263	411,091	1,169,762	—	—	1,854,611
Special Mention	—	—	—	2,322	729	716	—	—	3,767
Substandard	—	—	—	711	—	5,815	—	—	6,526
Bulk purchased
Pass	—	—	—	—	—	103,484	—	—	103,484
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,055	—	—	2,055
	195,594	221,515	203,879	548,566	909,767	3,531,358	—	—	5,610,679
Commercial:
Commercial real estate
Pass	733,700	643,789	190,812	153,645	198,836	198,248	11,505	—	2,130,535
Special Mention	—	—	182	—	15,035	—	409	—	15,626
Substandard	39,944	—	126	2,391	98	2,091	148	—	44,798
Commercial and industrial
Pass	130,456	40,613	21,903	22,647	12,050	6,196	38,623	—	272,488
Special Mention	112	—	—	—	—	—	—	—	112
Substandard	68	236	85	20	51	—	188	—	648
	904,280	684,638	213,108	178,703	226,070	206,535	50,873	—	2,464,207
Consumer:
Home equity
Pass	4,067	4,466	4,217	2,880	3,060	2,615	81,571	7,541	110,417
Special Mention	—	39	—	12	—	—	45	36	132
Substandard	—	97	—	—	—	4	64	129	294
Other
Pass	2,119	1,986	1,129	727	568	93	442	—	7,064
Special Mention	—	—	10	—	—	—	—	—	10
Substandard	35	2	—	—	25	—	—	—	62
	6,221	6,590	5,356	3,619	3,653	2,712	82,122	7,706	117,979

Total	$1,106,095	$912,743	$422,343	$730,888	$1,139,490	$3,740,605	$132,995	$7,706	$8,192,865

	September 30, 2025
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2025	2024	2023	2022	2021	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Pass	$233,573	$232,879	$296,339	$529,728	$739,138	$1,722,587	$—	$—	$3,754,244
Special Mention	—	—	1,409	1,099	1,672	4,614	—	—	8,794
Substandard	—	—	363	568	469	12,005	—	—	13,405
Correspondent purchased
Pass	—	510	301,792	439,538	524,927	748,902	—	—	2,015,669
Special Mention	—	—	1,441	523	366	367	—	—	2,697
Substandard	—	—	—	615	263	4,153	—	—	5,031
Bulk purchased
Pass	—	—	—	—	—	110,862	—	—	110,862
Special Mention	—	—	—	—	—	1,564	—	—	1,564
Substandard	—	—	—	—	—	2,180	—	—	2,180
	233,573	233,389	601,344	972,071	1,266,835	2,607,234	—	—	5,914,446
Commercial:
Commercial real estate
Pass	639,555	292,900	396,152	208,604	111,266	134,388	9,775	—	1,792,640
Special Mention	7,587	—	36,266	16,060	—	80	—	—	59,993
Substandard	39,962	142	2,681	—	106	2,609	50	—	45,550
Commercial and industrial
Pass	103,700	25,950	26,082	14,387	5,555	1,923	31,287	—	208,884
Special Mention	—	—	—	44	—	—	355	—	399
Substandard	—	292	—	87	25	—	69	—	473
	790,804	319,284	461,181	239,182	116,952	139,000	41,536	—	2,107,939
Consumer:
Home equity
Pass	5,609	5,532	3,513	3,755	1,064	2,166	75,067	7,937	104,643
Special Mention	—	—	33	—	—	—	251	42	326
Substandard	100	—	—	—	—	11	57	42	210
Other
Pass	3,629	1,877	1,354	824	175	49	416	—	8,324
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	8	26	33	45	—	—	—	—	112
	9,346	7,435	4,933	4,624	1,239	2,226	75,791	8,021	113,615

Total	$1,033,723	$560,108	$1,067,458	$1,215,877	$1,385,026	$2,748,460	$117,327	$8,021	$8,136,000

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

	June 30, 2026
								Revolving
								Line of
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Fiscal	Year	Year	Year	Year	Prior	Line of	Converted
	Year	2025	2024	2023	2022	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$195,594	$221,293	$203,230	$271,352	$497,164	$2,240,591	$—	$—	$3,629,224
30-89	—	—	—	380	765	5,897	—	—	7,042
90+/FC	—	222	154	538	18	3,038	—	—	3,970
Correspondent purchased
Current	—	—	495	275,333	411,820	1,171,795	—	—	1,859,443
30-89	—	—	—	252	—	1,760	—	—	2,012
90+/FC	—	—	—	711	—	2,738	—	—	3,449
Bulk purchased
Current	—	—	—	—	—	105,039	—	—	105,039
30-89	—	—	—	—	—	215	—	—	215
90+/FC	—	—	—	—	—	285	—	—	285
	195,594	221,515	203,879	548,566	909,767	3,531,358	—	—	5,610,679
Commercial:
Commercial real estate
Current	773,173	642,460	190,994	156,036	213,870	197,633	11,914	—	2,186,080
30-89	—	1,329	37	—	—	692	—	—	2,058
90+/FC	471	—	89	—	99	2,014	148	—	2,821
Commercial and industrial
Current	130,636	39,200	21,903	22,662	12,003	6,146	38,421	—	270,971
30-89	—	1,649	—	5	55	50	374	—	2,133
90+/FC	—	—	85	—	43	—	16	—	144
	904,280	684,638	213,108	178,703	226,070	206,535	50,873	—	2,464,207
Consumer:
Home equity
Current	4,067	4,602	4,217	2,892	3,013	2,616	81,362	7,493	110,262
30-89	—	—	—	—	47	3	269	124	443
90+/FC	—	—	—	—	—	—	49	89	138
Other
Current	2,110	1,977	1,139	689	592	93	442	—	7,042
30-89	9	9	—	38	—	—	—	—	56
90+/FC	35	2	—	—	1	—	—	—	38
	6,221	6,590	5,356	3,619	3,653	2,712	82,122	7,706	117,979

Total	$1,106,095	$912,743	$422,343	$730,888	$1,139,490	$3,740,605	$132,995	$7,706	$8,192,865

	September 30, 2025
								Revolving
								Line of
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	Credit
	Year	Year	Year	Year	Year	Prior	Line of	Converted
	2025	2024	2023	2022	2021	Years	Credit	to Term	Total
	(Dollars in thousands)
One- to four-family:
Originated
Current	$233,573	$232,879	$298,045	$530,487	$740,699	$1,730,689	$—	$—	$3,766,372
30-89	—	—	66	908	473	5,873	—	—	7,320
90+/FC	—	—	—	—	107	2,644	—	—	2,751
Correspondent purchased
Current	—	510	302,960	440,138	525,556	749,725	—	—	2,018,889
30-89	—	—	273	161	—	2,664	—	—	3,098
90+/FC	—	—	—	377	—	1,033	—	—	1,410
Bulk purchased
Current	—	—	—	—	—	114,315	—	—	114,315
30-89	—	—	—	—	—	156	—	—	156
90+/FC	—	—	—	—	—	135	—	—	135
	233,573	233,389	601,344	972,071	1,266,835	2,607,234	—	—	5,914,446
Commercial:
Commercial real estate
Current	687,104	292,556	434,882	223,812	111,227	134,468	9,775	—	1,893,824
30-89	—	344	—	852	40	—	—	—	1,236
90+/FC	—	142	217	—	105	2,609	50	—	3,123
Commercial and industrial
Current	103,700	26,100	26,082	14,486	5,580	1,923	31,642	—	209,513
30-89	—	—	—	32	—	—	—	—	32
90+/FC	—	142	—	—	—	—	69	—	211
	790,804	319,284	461,181	239,182	116,952	139,000	41,536	—	2,107,939
Consumer:
Home equity
Current	5,709	5,481	3,546	3,755	1,064	2,171	75,137	7,826	104,689
30-89	—	51	—	—	—	—	198	195	444
90+/FC	—	—	—	—	—	6	40	—	46
Other
Current	3,615	1,847	1,353	856	175	49	416	—	8,311
30-89	15	42	20	—	—	—	—	—	77
90+/FC	7	14	14	13	—	—	—	—	48
	9,346	7,435	4,933	4,624	1,239	2,226	75,791	8,021	113,615

Total	$1,033,723	$560,108	$1,067,458	$1,215,877	$1,385,026	$2,748,460	$117,327	$8,021	$8,136,000

Gross Charge-Offs - The following tables present gross charge-offs, for the periods indicated, by class of financing receivable for the year of origination or most recent credit decision.

	For the Nine Months Ended June 30, 2026
								Revolving
								Lines
	Current	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	of Credit
	Fiscal	Year	Year	Year	Year	Prior	Lines of	Converted to
	Year	2025	2024	2023	2022	Years	Credit	Term	Total
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$12	$—	$—	$—	$—	$—	$12
Correspondent purchased	—	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—	—
	—	—	12	—	—	—	—	—	12
Commercial:
Commercial real estate	—	—	—	—	—	—	50	—	50
Commercial and industrial	—	—	81	—	16	25	53	—	175
	—	—	81	—	16	25	103	—	225
Consumer:
Home equity	43	6	—	—	—	3	3	—	55
Other	—	—	—	15	7	—	—	—	22
	43	6	—	15	7	3	3	—	77

Total	$43	$6	$93	$15	$23	$28	$106	$—	$314

	For the Nine Months Ended June 30, 2025
								Revolving
								Lines
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal		Revolving	of Credit
	Year	Year	Year	Year	Year	Prior	Lines of	Converted to
	2025	2024	2023	2022	2021	Years	Credit	Term	Total
	(Dollars in thousands)
One- to four-family:
Originated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Correspondent purchased	—	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	113	—	—	113
	—	—	—	—	—	113	—	—	113
Commercial:
Commercial real estate	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Consumer:
Home equity	35	12	—	—	—	—	—	—	47
Other	—	1	4	—	—	2	2	—	9
	35	13	4	—	—	2	2	—	56

Total	$35	$13	$4	$—	$—	$115	$2	$—	$169

Delinquent and Nonaccrual Loans - The following tables present the amortized cost, at the dates indicated, by class, of loans 30 to 89 days delinquent, loans 90 or more days delinquent or in foreclosure, total delinquent loans, current loans, and total loans. At June 30, 2026 and September 30, 2025, all loans 90 or more days delinquent were on nonaccrual status.

	June 30, 2026
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$7,042	$3,970	$11,012	$3,629,224	$3,640,236
Correspondent purchased	2,012	3,449	5,461	1,859,443	1,864,904
Bulk purchased	215	285	500	105,039	105,539
Commercial:
Commercial real estate	2,058	2,821	4,879	2,186,080	2,190,959
Commercial and industrial	2,133	144	2,277	270,971	273,248
Consumer:
Home equity	443	138	581	110,262	110,843
Other	56	38	94	7,042	7,136
	$13,959	$10,845	$24,804	$8,168,061	$8,192,865

	September 30, 2025
		90 or More Days	Total		Total
	30 to 89 Days	Delinquent or	Delinquent	Current	Amortized
	Delinquent	in Foreclosure	Loans	Loans	Cost
	(Dollars in thousands)
One- to four-family:
Originated	$7,320	$2,751	$10,071	$3,766,372	$3,776,443
Correspondent purchased	3,098	1,410	4,508	2,018,889	2,023,397
Bulk purchased	156	135	291	114,315	114,606
Commercial:
Commercial real estate	1,236	3,123	4,359	1,893,824	1,898,183
Commercial and industrial	32	211	243	209,513	209,756
Consumer:
Home equity	444	46	490	104,689	105,179
Other	77	48	125	8,311	8,436
	$12,363	$7,724	$20,087	$8,115,913	$8,136,000

The amortized cost of mortgage loans secured by residential real estate for which formal foreclosure proceedings were in process as of June 30, 2026 and September 30, 2025 was $2.3 million and $1.0 million, respectively, which is included in loans 90 or more days delinquent or in foreclosure in the tables above. The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure was $197 thousand at September 30, 2025. There was no residential OREO held at June 30, 2026.

The following table presents the amortized cost at June 30, 2026 and September 30, 2025, by class, of loans classified as nonaccrual. Nonaccrual loans with no ACL were individually evaluated for loss and any losses have been charged-off. The majority of the balance of commercial real estate nonaccrual loans at June 30, 2026 and September 30, 2025 related to two loans from the same borrowing relationship. During the current fiscal year, an updated appraisal was received related to the collateral securing the borrowing relationship and a specific valuation allowance was recorded. See additional discussion related to these loans in the "Credit Quality Indicators - Loan Classification" section above.

	June 30, 2026		September 30, 2025
	Nonaccrual Loans	Nonaccrual Loans with No ACL	Nonaccrual Loans	Nonaccrual Loans with No ACL
	(Dollars in thousands)
One- to four-family:
Originated	$3,970	$1,885	$2,751	$1,833
Correspondent purchased	3,449	868	1,409	—
Bulk purchased	285	200	135	—
Commercial:
Commercial real estate	42,327	26,737	43,087	43,087
Commercial and industrial	648	648	320	320
Consumer:
Home equity	138	30	46	—
Other	38	—	48	14
	$50,855	$30,368	$47,796	$45,254

Loan Modifications - The following tables present the amortized cost basis of loans, as of the dates indicated, that were both experiencing financial difficulties and modified during the periods noted, by class of financing receivable and by type of modification. Also presented in the tables is the percentage of the amortized cost basis of loans, at the dates indicated, that were modified to borrowers experiencing financial difficulties as compared to the amortized cost basis of each class of financing receivable during the periods noted. During the nine months ended June 30, 2026, the only charge-offs associated with modified loans during the period were $12 thousand for one- to four-family originated loans. During the nine months ended June 30, 2025 there were no charge-offs related to loans modified during the period. The Company has not committed to lend additional amounts to borrowers included in these tables. The commercial real estate payment delay modification during the three and nine months ended June 30, 2026 was due primarily to the two loans discussed above, under the "Credit Quality Indicators - Loan Classification" section. These two commercial loans were classified as substandard and nonaccrual at June 30, 2026.

	For the Three Months Ended June 30, 2026
			Term
			Extension		Total
			and		Class of
	Payment	Term	Payment		Financing
	Delay	Extension	Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$—	$1,386	$56	$1,442	—%
Correspondent purchased	—	1,389	—	1,389	0.1
Bulk purchased	—	—	—	—	—
	—	2,775	56	2,831	0.1
Commercial:
Commercial real estate	39,306	—	—	39,306	1.8
Commercial and industrial	—	—	149	149	0.1
	39,306	—	149	39,455	1.6
Consumer loans:
Home equity	—	—	—	—	—
Other	—	—	—	—	—
	—	—	—	—	—

Total	$39,306	$2,775	$205	$42,286	0.5

	For the Nine Months Ended June 30, 2026
			Term
			Extension		Total
			and		Class of
	Payment	Term	Payment		Financing
	Delay	Extension	Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$133	$5,446	$1,050	$6,629	0.2%
Correspondent purchased	—	2,082	367	2,449	0.1
Bulk purchased	—	—	—	—	—
	133	7,528	1,417	9,078	0.2
Commercial:
Commercial real estate	40,220	—	—	40,220	1.8
Commercial and industrial	—	—	161	161	0.1
	40,220	—	161	40,381	1.6
Consumer loans:
Home equity	40	—	—	40	—
Other	—	—	—	—	—
	40	—	—	40	—

Total	$40,393	$7,528	$1,578	$49,499	0.6

	For the Three Months Ended June 30, 2025
			Term
			Extension		Total
			and		Class of
	Payment	Term	Payment		Financing
	Delay	Extension	Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$340	$3,110	$1,645	$5,095	0.1%
Correspondent purchased	—	—	523	523	—
Bulk purchased	—	—	—	—	—
	340	3,110	2,168	5,618	0.1
Commercial:
Commercial real estate	39,962	—	—	39,962	2.3
Commercial and industrial	—	691	—	691	0.4
	39,962	691	—	40,653	2.1
Consumer loans:
Home equity	—	—	—	—	—
Other	—	—	—	—	—
	—	—	—	—	—

Total	$40,302	$3,801	$2,168	$46,271	0.6

	For the Nine Months Ended June 30, 2025
			Term
			Extension		Total
			and		Class of
	Payment	Term	Payment		Financing
	Delay	Extension	Delay	Total	Receivable
	(Dollars in thousands)
One- to four-family:
Originated	$470	$4,455	$2,271	$7,196	0.2%
Correspondent purchased	—	—	710	710	—
Bulk purchased	—	—	—	—	—
	470	4,455	2,981	7,906	0.1
Commercial:
Commercial real estate	47,912	—	—	47,912	2.8
Commercial and industrial	—	994	—	994	0.5
	47,912	994	—	48,906	2.6
Consumer loans:
Home equity	20	35	—	55	0.1
Other	—	—	—	—	—
	20	35	—	55	—

Total	$48,402	$5,484	$2,981	$56,867	0.7

Financial effect of loan modifications - The table below presents the financial effect of loan modifications during the periods noted, including the weighted average payment delay and weighted average term extension.

	For the Three Months Ended June 30, 2026		For the Nine Months Ended June 30, 2026
	Payment	Term	Payment	Term
	Delay	Extension	Delay	Extension
One- to four-family:
Originated	8 months	43 months	8 months	41 months
Correspondent purchased	N/A	39 months	8 months	30 months

Commercial:
Commercial real estate	13 months	N/A	13 months	N/A
Commercial and industrial	5 months	18 months	9 months	21 months

Consumer:
Consumer home equity	N/A	N/A	8 months	N/A

	For the Three Months Ended June 30, 2025		For the Nine Months Ended June 30, 2025
	Payment	Term	Payment	Term
	Delay	Extension	Delay	Extension
One- to four-family:
Originated	8 months	26 months	8 months	23 months
Correspondent purchased	8 months	27 months	8 months	44 months

Commercial:
Commercial real estate	8 months	N/A	8 months	N/A
Commercial and industrial	N/A	6 months	N/A	5 months

Consumer:
Consumer home equity	N/A	N/A	7 months	14 months

Performance of loan modifications - The Company closely monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans, based on amortized cost, by class of financing receivable as of June 30, 2026 and June 30, 2025, on loans modified during the preceding 12-months for borrowers experiencing financial difficulty that were delinquent as of June 30, 2026 and June 30, 2025, respectively. All other loans modified to borrowers experiencing financial difficulty during the periods noted were current as of June 30, 2026 and June 30, 2025.

	As of June 30, 2026			As of June 30, 2025
	30 to 89 Days Delinquent	90 or More Days Delinquent or in Foreclosure	Total Delinquent Loans	30 to 89 Days Delinquent	90 or More Days Delinquent or in Foreclosure	Total Delinquent Loans
	(Dollars in thousands)
One- to four-family:
Originated	$590	$413	$1,003	$1,610	$193	$1,803
Correspondent purchased	367	—	367	—	—	—
Bulk purchased	—	—	—	—	—	—
Commercial:
Commercial real estate	—	914	914	—	—	—
Commercial and industrial	—	—	—	994	—	994
Consumer loans:
Home equity	—	—	—	86	—	86
Other	—	—	—	—	—	—
Total	$957	$1,327	$2,284	$2,690	$193	$2,883

The following tables present the amortized cost basis of loans that had a payment default during the three and nine months ended June 30, 2026 or June 30, 2025 and were modified to borrowers experiencing financial difficulty in the 12-months prior to the default date, by class of financing receivable and by type of modification. The Company considers "default" to mean 90 days or more past due under the modified terms.

	For the Three Months Ended June 30, 2026				For the Nine Months Ended June 30, 2026
			Term				Term
			Extension				Extension
			and				and
	Payment	Term	Payment		Payment	Term	Payment
	Delay	Extension	Delay	Total	Delay	Extension	Delay	Total
(Dollars in thousands)
One- to four-family:
Originated	$—	$259	$154	$413	$—	$614	$250	$864
Correspondent purchased	—	—	—	—	—	—	—	—
Bulk purchased	—	—	—	—	—	—	—	—
Commercial:
Commercial real estate	914	—	—	914	914	—	—	914
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer loans:
Home equity	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Total	$914	$259	$154	$1,327	$914	$614	$250	$1,778

	For the Three Months Ended June 30, 2025				For the Nine Months Ended June 30, 2025
			Term				Term
			Extension				Extension
			and				and
	Payment	Term	Payment		Payment	Term	Payment
	Delay	Extension	Delay	Total	Delay	Extension	Delay	Total
	(Dollars in thousands)
One- to four-family:
Originated	$—	$193	$—	$193	$82	$193	$148	$423
Correspondent purchased	—	—	—	—	—	—	426	426
Bulk purchased	—	—	—	—	—	—	—	—
Commercial:
Commercial real estate	—	—	—	—	—	—	192	192
Commercial and industrial	—	—	—	—	—	—	227	227
Consumer loans:
Home equity	—	—	—	—	85	—	—	85
Other	—	—	—	—	—	—	—	—
Total	$—	$193	$—	$193	$167	$193	$993	$1,353

Allowance for Credit Losses - The following table summarizes ACL activity, by loan portfolio segment, for the periods presented.

	For the Three Months Ended June 30, 2026
		Commercial
	One- to four-	Commercial	Commercial
	Family	Real Estate	and Industrial	Total	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,663	$21,689	$2,046	$23,735	$201	$26,599
Charge-offs	—	(50)	(73)	(123)	(27)	(150)
Recoveries	1	—	—	—	1	2
Provision for credit losses	(440)	(753)	837	84	8	(348)
Ending balance	$2,224	$20,886	$2,810	$23,696	$183	$26,103

	For the Nine Months Ended June 30, 2026
		Commercial
	One- to four-	Commercial	Commercial
	Family	Real Estate	and Industrial	Total	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,046	$18,277	$2,499	$20,776	$217	$24,039
Charge-offs	(12)	(50)	(175)	(225)	(77)	(314)
Recoveries	2	—	2	2	6	10
Provision for credit losses	(812)	2,659	484	3,143	37	2,368
Ending balance	$2,224	$20,886	$2,810	$23,696	$183	$26,103

	For the Three Months Ended June 30, 2025
		Commercial
	One- to four-	Commercial	Commercial
	Family	Real Estate	and Industrial	Total	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,562	$19,005	$1,171	$20,176	$232	$23,970
Charge-offs	—	—	—	—	(29)	(29)
Recoveries	2	—	1	1	1	4
Provision for credit losses	(32)	(2,407)	1,269	(1,138)	33	(1,137)
Ending balance	$3,532	$16,598	$2,441	$19,039	$237	$22,808

	For the Nine Months Ended June 30, 2025
		Commercial
	One- to four-	Commercial	Commercial
	Family	Real Estate	and Industrial	Total	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,673	$17,968	$1,186	$19,154	$208	$23,035
Charge-offs	(113)	—	—	—	(56)	(169)
Recoveries	7	20	3	23	7	37
Provision for credit losses	(35)	(1,390)	1,252	(138)	78	(95)
Ending balance	$3,532	$16,598	$2,441	$19,039	$237	$22,808

The key assumptions in the Company's ACL model at June 30, 2026 include the economic forecast, the forecast and reversion to mean time periods, and prepayment and curtailment assumptions. Management also considered certain qualitative factors when evaluating the adequacy of the ACL at June 30, 2026. The key assumptions utilized in estimating the Company's ACL at June 30, 2026 are discussed below.
•Economic Forecast - Management considered several economic forecasts provided by a third party and selected an economic forecast that was the most appropriate considering the facts and circumstances at June 30, 2026. The forecasted economic indices applied to the model at June 30, 2026 were the national unemployment rate, changes in commercial real estate price index, changes in home values, changes in the U.S. consumer price index, and changes in the U.S. gross domestic product. The economic index most impactful to all loan pools within the model at June 30, 2026 was the national unemployment rate. The forecasted national unemployment rate in the economic scenario selected by management at June 30, 2026 had the national unemployment rate gradually increasing to 4.6% by June 30, 2027, which was the end of our four-quarter forecast time period.
•Forecast and reversion to mean time periods - The forecasted time period and the reversion to mean time period were each four quarters for all of the economic indices at June 30, 2026.
•Prepayment and curtailment assumptions - The assumptions used at June 30, 2026 were generally based on actual historical prepayment and curtailment speeds, adjusted by management as deemed necessary. The prepayment and curtailment assumptions vary for each respective loan pool in the model.
•Qualitative factors - Management applied qualitative factors at June 30, 2026 to account for large dollar commercial real estate loan concentrations and potential risk of loss in market value for newer one-to four-family loans. These qualitative factors were applied to account for credit risks not fully reflected in the discounted cash flow model.
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
◦For one- to four-family loans, management believes there is potential risk of loss in market value in an economic downturn related to, in particular, newer originations where property values have not experienced price appreciation, as compared to more seasoned loans in our portfolio, and applied a qualitative factor to account for this risk. To determine the appropriate amount of the one- to four-family loan qualitative factor as of June 30, 2026, management considered external historical home price index trending information, along with historical loan loss experience, and portfolio balance trending, the one-to four-family loan portfolio composition with regard to loan size, and management's knowledge of the Bank's loan portfolio and the one- to four-family lending industry.

Reserve for Off-Balance Sheet Credit Exposures - At June 30, 2026 and September 30, 2025, the Bank's off-balance sheet credit exposures totaled $990.7 million and $821.6 million, respectively.

The following table summarizes the change in reserve for off-balance sheet credit exposures during the periods indicated. The increase in the reserve for off-balance sheet credit exposures during the current fiscal year was due primarily to an increase in commercial off-balance sheet credit exposures.

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Dollars in thousands)
Beginning balance	$6,308	$5,638	$5,546	$6,003
Provision for credit losses	(85)	686	677	321
Ending balance	$6,223	$6,324	$6,223	$6,324

5. BORROWED FUNDS
At June 30, 2026 and September 30, 2025, the Bank had an interest rate swap agreement with a notional amount of $100.0 million in order to hedge the variable cash flows associated with $100.0 million of adjustable-rate FHLB advances. At June 30, 2026 and September 30, 2025, the interest rate swap agreement had an average remaining term to maturity of 1.9 years and 2.7 years, respectively. The interest rate swap was designated as a cash flow hedge and involved the receipt of variable amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the interest rate swap agreement. At June 30, 2026 and September 30, 2025, the interest rate swap was in a gain position with a fair value of $1.9 million and $926 thousand, respectively, which was reported in other assets on the consolidated balance sheet. During the three and nine months ended June 30, 2026, $130 thousand and $472 thousand, respectively, was reclassified from AOCI as a decrease to interest expense. During the three and nine months ended June 30, 2025, $557 thousand and $1.8 million, respectively, was reclassified from AOCI as a decrease to interest expense. At June 30, 2026, the Company estimated that $1.0 million of interest expense associated with the interest rate swap would be reclassified from AOCI as an increase to interest expense on FHLB borrowings during the next 12 months. The Bank has minimum collateral posting thresholds with its derivative counterparties and posts collateral on a daily basis. The Bank held cash collateral of $1.9 million and $920 thousand at June 30, 2026 and September 30, 2025, respectively.

During the nine months ended June 30, 2026, the Bank prepaid $425.0 million of fixed-rate advances with a weighted average effective rate of 4.32% and a weighted average life ("WAL") of 0.8 years and replaced them with $425.0 million of fixed-rate advances with a weighted average effective rate of 3.79% and a WAL of 2.3 years. This transaction resulted in prepayment fees of $2.1 million which will be recognized in interest expense over the life of the new FHLB advances.

6. INCOME TAXES
At June 30, 2026, the Company had a federal and state net operating loss deferred income tax asset of $377 thousand. The gross federal net operating loss amount at June 30, 2026 was $320 thousand and the gross state net operating loss amount at June 30, 2026 was $9.8 million. The gross federal and state net operating losses will carry forward indefinitely. In addition, the Company had a $30.2 million and $22.3 million deferred tax asset as of June 30, 2026 and September 30, 2025, respectively, related to federal tax credits that will not be utilized on the Company's federal tax return due to income tax return income limitations. The majority of the federal tax credits relate to low income housing tax credits. Federal tax credits carry forward for 20 years.

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

AFS Securities - The Company's AFS securities portfolio is carried at estimated fair value. The Company primarily uses prices obtained from third-party pricing services to determine the fair value of its securities. On a quarterly basis, management corroborates a sample of prices obtained from the third-party pricing service for Level 2 securities by comparing them to an independent source. If the price provided by the independent source varies by more than a predetermined percentage from the price received from the third-party pricing service, then the variance is researched by management. The Company did not have to adjust prices obtained from the third-party pricing service when determining the fair value of its securities during the nine months ended June 30, 2026 or during fiscal year 2025. The Company's major security types, based on the nature and risks of the securities, are:
•MBS - The majority of these securities are issued by Government Sponsored Enterprises ("GSEs"). Estimated fair values are based on a discounted cash flow method. Cash flows are determined based on prepayment projections of the underlying mortgages and are discounted using current market yields for benchmark securities. (Level 2)
•Corporate Bonds - Estimated fair values are based on a discounted cash flow method. Cash flows are determined by taking any embedded options into consideration and are discounted using current market yields for securities with similar credit profiles. (Level 2)

Interest Rate Swap - The Company's interest rate swap is designated as a cash flow hedge and is reported at fair value in other assets on the consolidated balance sheet if in a gain position and in other liabilities if in a loss position, with any unrealized gains and losses, net of taxes, reported as AOCI in stockholders' equity. See "Note 5. Borrowed Funds" for additional information. The estimated fair value of the interest rate swap is obtained from the counterparty and is determined by a discounted cash flow analysis using observable market-based inputs. On a quarterly basis, management corroborates the estimated fair value by internally calculating the estimated fair value using a discounted cash flow analysis with independent observable market-based inputs from a third party. No adjustments were made to the estimated fair value obtained from the counterparty during the nine months ended June 30, 2026 or during fiscal year 2025. (Level 2)

The following tables provide the level of valuation assumption used to determine the carrying value of the Company's financial instruments measured at fair value on a recurring basis at the dates presented. All of the Company's financial instruments measured at fair value on a recurring basis were assets at June 30, 2026 and September 30, 2025. The Company did not have any Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2026 or September 30, 2025.

	June 30, 2026
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
MBS	$779,707	$—	$779,707	$—
Corporate bonds	3,852	—	3,852	—
	783,559	—	783,559	—
Interest rate swap	1,851	—	1,851	—
	$785,410	$—	$785,410	$—

	September 30, 2025
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
AFS Securities:
MBS	$863,500	$—	$863,500	$—
Corporate bonds	3,716	—	3,716	—
	867,216	—	867,216	—
Interest rate swap	926	—	926	—
	$868,142	$—	$868,142	$—
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

Loans Receivable – The fair value of collateral dependent loans individually evaluated for loss on a non-recurring basis during the nine months ended June 30, 2026 and 2025 that were still held in the portfolio was $51.9 million and $89.6 million as of June 30, 2026 and 2025, respectively. Fair values of collateral dependent loans individually evaluated for loss cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the loan and, as such, are classified as Level 3.

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

For commercial loans, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. The primary significant unobservable inputs for commercial loans individually evaluated during the nine months ended June 30, 2026 or 2025 were downward adjustments to the collateral value for estimated costs to sell/dispose of the assets and management's evaluation of market participant expectations if the Bank were to sell/dispose of the collateral. During the nine months ended June 30, 2026, the adjustments related to the estimated costs to sell/dispose of the asset ranged from 8% to 83%, with a weighted average of 26% and the adjustments related to management's evaluation of market participant expectations ranged from 10% to 100%, with a weighted average of 18%. During the nine months ended June 30, 2025, the adjustments related to the estimated costs to sell/dispose of the asset ranged from 8% to 63%, with a weighted average of 10% and the adjustments related to management's evaluation of market participant expectations ranged from 10% to 99%, with a weighted average of 12%. The basis utilized in calculating the weighted averages for these adjustments was the original unadjusted value of each collateral item.

OREO – OREO primarily represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value. The fair value for one- to four-family OREO is estimated through current appraisals or listing prices, less estimated selling costs of 10%. Management does not adjust or apply a discount to the appraised value or listing price, except for the estimated sales costs noted above. The primary significant unobservable input for one- to four-family OREO was the appraisal or listing price. There was no one- to four-family OREO measured on a non-recurring basis during the nine months ended June 30, 2026. The fair value of one- to four-family OREO measured on a non-recurring basis during the nine months ended June 30, 2025 was $92 thousand. The carrying value of the properties equaled the fair value of the properties at June 30, 2025.

For commercial OREO, if the most recent appraisal or book value of the collateral does not reflect current market conditions due to the passage of time and/or other factors, management will adjust the existing appraised or book value based on knowledge of local market conditions, recent transactions, and estimated selling costs, if applicable. Adjustments to appraised or book values are generally based on assumptions not observable in the marketplace. Fair values of foreclosed property cannot be determined with precision and may not be realized in an actual sale of the property and, as such, are classified as Level 3. There was no commercial OREO measured on a non-recurring basis during the nine months ended June 30, 2026 and 2025.

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

The carrying amounts and estimated fair values of the Company's financial instruments by fair value hierarchy, at the dates presented, were as follows:

	June 30, 2026
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$136,098	$136,098	$136,098	$—	$—
AFS securities	783,559	783,559	—	783,559	—
Loans receivable	8,166,762	7,963,736	—	—	7,963,736
FHLB stock	76,115	76,115	76,115	—	—
Interest rate swap	1,851	1,851	—	1,851	—
Liabilities:
Deposits	6,850,705	6,843,213	3,961,213	2,882,000	—
Borrowings	1,636,246	1,629,120	—	1,629,120	—

	September 30, 2025
	Carrying	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$252,443	$252,443	$252,443	$—	$—
AFS securities	867,216	867,216	—	867,216	—
Loans receivable	8,111,961	7,902,077	—	—	7,902,077
FHLB stock	90,662	90,662	90,662	—	—
Interest rate swap	926	926	—	926	—
Liabilities:
Deposits	6,591,448	6,597,102	3,578,768	3,018,334	—
Borrowings	1,950,770	1,952,458	—	1,952,458	—

8. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present the changes in the components of AOCI, net of tax, for the periods presented.

	For the Three Months Ended June 30, 2026
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$10,547	$1,013	$11,560
Other comprehensive (loss) income, before reclassifications	(3,872)	521	(3,351)
Amount reclassified from AOCI, net of taxes of $41	—	(130)	(130)
Other comprehensive income (loss)	(3,872)	391	(3,481)
Ending balance	$6,675	$1,404	$8,079

	For the Nine Months Ended June 30, 2026
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$15,052	$703	$15,755
Other comprehensive (loss) income, before reclassifications	(8,377)	1,173	(7,204)
Amount reclassified from AOCI, net of taxes of $150	—	(472)	(472)
Other comprehensive income (loss)	(8,377)	701	(7,676)
Ending balance	$6,675	$1,404	$8,079

	For the Three Months Ended June 30, 2025
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$15,040	$2,012	$17,052
Other comprehensive income (loss), before reclassifications	2,303	(345)	1,958
Amount reclassified from AOCI, net of taxes of $177	—	(557)	(557)
Other comprehensive income (loss)	2,303	(902)	1,401
Ending balance	$17,343	$1,110	$18,453

	For the Nine Months Ended June 30, 2025
	Unrealized	Unrealized
	Gains (Losses)	Gains (Losses)
	on AFS	on Cash Flow	Total
	Securities	Hedges	AOCI
	(Dollars in thousands)
Beginning balance	$20,032	$1,595	$21,627
Other comprehensive income (loss), before reclassifications	(2,689)	1,324	(1,365)
Amount reclassified from AOCI, net of taxes of $576	—	(1,809)	(1,809)
Other comprehensive income (loss)	(2,689)	(485)	(3,174)
Ending balance	$17,343	$1,110	$18,453

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

The Company recognized net income of $64.0 million, or $0.51 per share, for the current year nine-month period compared to net income of $49.2 million, or $0.38 per share, for the prior year nine-month period. The increase in net income was due mainly to higher net interest income, partially offset by higher non-interest expense and income tax expense. The net interest margin increased 33 basis points, from 1.92% for the prior year nine-month period to 2.25% for the current year nine-month period. The increase was due mainly to growth in the higher yielding commercial loan portfolio, along with a decrease in the average cost of certificates of deposit and the average balance of borrowings, partially offset by an increase in the average balance of deposits, mainly high yield savings accounts.

As a full-service consumer and commercial bank we are strategically investing in technology, products and employees, allowing us to deliver new products and services and deliver first-in-class service to our customers. For additional discussion, see the "Strategic Banking Initiatives" section below.

The Company's efficiency ratio was 52.72% for the current year nine-month period compared to 58.89% for the prior year nine-month period. The improvement in the efficiency ratio was due primarily to higher net interest income compared to the prior year period, partially offset by higher non-interest expense. The Company's operating expense ratio (annualized) for the current year nine-month period was 1.25% compared to 1.20% for the prior year nine-month period. The operating expense ratio was higher in the current year period due mainly to higher non-interest expense, partially offset by higher average assets compared to the prior year period.

The loan portfolio totaled $8.17 billion at June 30, 2026, a $54.8 million increase from September 30, 2025, which was attributable to a $357.0 million increase in commercial loans, mainly in the commercial real estate portfolio, partially offset by a $302.4 million decrease in one- to four-family loans, as the Bank continued to redirect cash flows received from the one- to four-family loan portfolio to the commercial loan portfolio. Maintaining strong credit quality remains a top priority as we expand our commercial loan portfolio. The weighted average DSCR for commercial loan originations and new participations during the nine months ended June 30, 2026 was 2.22x and the weighted average LTV for commercial real estate and construction loans originated and new participations was 70%. The weighted average DSCR and LTV for our commercial real estate and construction loan portfolio was 1.77x and 63%, respectively, at June 30, 2026.

The Bank's asset quality remains strong, reflected in the continued low level of loan delinquency and charge-off ratios. At June 30, 2026, loans 30 to 89 days delinquent were 0.17% of total loans receivable, net, and loans 90 or more days delinquent or in foreclosure were 0.13% of total loans receivable, net. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Asset Quality - Delinquent and nonaccrual loans and OREO" below for additional discussion. During the current year nine-month period, the Bank had net charge-offs ("NCOs") of $304 thousand.

Total deposits were $6.85 billion at June 30, 2026, an increase of $259.3 million compared to September 30, 2025. The increase was mainly in retail non-maturity deposits, partially offset by a decrease in certificates of deposit. Management continues to focus on growing commercial relationships and deposits. During the nine months ended June 30, 2026, commercial non-interest-bearing deposits increased $34.5 million, or 18.0%.

Total borrowings were $1.64 billion at June 30, 2026, a decrease of $314.5 million compared to September 30, 2025, due primarily to the maturity of $250.0 million of borrowings that were not replaced, along with principal repayments made on the Bank's amortizing FHLB advances. Cash flows from the deposit portfolio were used, in part, to pay off maturing FHLB borrowings and repay amortizing FHLB advances. Management estimated that the Bank had $4.22 billion in liquidity available at June 30, 2026, based on the Bank's blanket collateral agreement with the FHLB, available brokered and public unit deposit capacity, unencumbered securities, and cash and cash equivalent balances.

Stockholders' equity totaled $1.02 billion at June 30, 2026, a decrease of $26.4 million from September 30, 2025, due to share repurchases and dividend payments, continuing our efforts to enhance stockholder value. During the nine months ended June 30, 2026, the Company repurchased 6,369,946 shares of common stock at an average price of $7.21 per share, or $45.9 million in total, and paid cash dividends totaling $37.5 million, or $0.295 per share which consisted of a $0.040 per share special cash dividend in January 2026 and three regular quarterly cash dividends totaling $0.255 per share. As of June 30, 2026, the Bank's capital ratios exceeded the well-capitalized requirements. The Bank's community bank leverage ratio ("CBLR") as of June 30, 2026 was 9.6%.

At June 30, 2026, the gap between the Bank's interest-earning assets and interest-bearing liabilities projected to reprice within one year was $(1.13) billion or (11.7%) of total assets, compared to $(983.6) million, or (10.1%) of total assets, at September 30, 2025. See additional discussion in "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk." As of June 30, 2026, the Bank was in compliance with its internal policy thresholds for sensitivity to changes in interest rates.

Strategic Banking Initiatives
As a full-service consumer and commercial bank, we remain focused on strategic initiatives that broaden our product and service offerings, expand our customer base, and enhance the overall customer experience. These initiatives require investments in technology, tactical talent acquisitions, effective marketing and disciplined execution as we launch new services and products. Our experienced and well-connected commercial bankers and trust and wealth advisors continue to reach new customer groups. Our treasury management product suite enables us to deliver first-in-class service to new and existing customers. Our marketing and business development efforts continue to strengthen and expand our customer relationships.

Strategic Actions. The long-term success of the Bank is predicated on strengthening relationships with consumer and commercial customers. Management and the Board are utilizing committed resources to implement our strategic objectives, as well as enhancing internal monitoring of performance metrics intended to ensure we are on the right path. Through our experienced relationship managers, we deliver customized solutions using advanced digital platforms and sophisticated cash management tools. We are leveraging our centralized organizational structure to respond quickly to our customers' needs and desires.

Commercial Lending. Commercial loans continue to grow as a percentage of our total loan portfolio, comprising 30% of the portfolio at June 30, 2026, compared to 29% and 26% at March 31, 2026 and September 30, 2025, respectively. We maintain strong credit quality through disciplined underwriting, ongoing credit administration and close monitoring of concentration levels by collateral type, geographic location and borrowing relationship.

During the current fiscal year, our commercial lenders began utilizing loan pricing and profitability software that provides insights on lending opportunities based on the full customer banking relationship and market intelligence regarding competitor pricing. As a result, we are profitably competing with other financial institutions both inside and outside our market areas, leading, in part, to the growth in our commercial lending portfolio.

Treasury Management. The Bank's competitive suite of treasury management products is supported by an experienced team of treasury management officers. This team focuses on serving the deposit and cash management needs of commercial customers, growing this line of business through the acquisition of new customers located in our local market areas, and those we lend to outside those areas.

Our team of business development officers is tasked with growing the deposit base within the small business customer segment and providing product lines specifically designed for these customers. Treasury management officers and business development officers often create depository relationships with new customers independent of a lending relationship. This is a focus area for our sales teams as the Bank diversifies funding sources and seeks to increase fee revenue tied to depository accounts.

During the current quarter, we (1) introduced digital deposit account onboarding for small business customers using industry-leading risk management and screening tools to eliminate manual screening processes and (2) implemented new technology for lockbox services, which our Treasury Management Officers are currently utilizing to work with prospective customers. We continue to evaluate additional technology in an effort to capture a larger share of this business with even more products and services.

Digital Banking. Our digital banking strategy includes a new deposit account onboarding platform and digital banking enhancements for debit cardholders, which will allow customers to begin using their card immediately online and in digital wallets without waiting for the delivery of a physical card. The Bank is deploying fintech plug-in technology that integrates into digital banking to improve customer experience, extend product offerings and deepen our share of wallet for consumers, small businesses, and commercial customers.

During the current quarter, we (1) started development to bring both self-directed and automated investing capabilities into True Blue Online®, providing customers with an investment experience directly connected to their checking or savings account and (2) initiated development for new debit card management software for True Blue Online®, continuing to improve self-service debit card management capabilities. In late July 2026, we launched an instant digital issuance application.

Wealth Management and Private Banking. Building on our strategic investments in Wealth Management and Private Banking, we made meaningful progress during the quarter that advances our long-term growth objectives. We successfully continued the implementation of enhancements to our trust and financial advisory platform, including improvements to processes, technology, and service delivery that are expected to strengthen both the client and advisor experience. This transformation is expected to continue through the remainder of the current fiscal year.

In Private Banking, we continued to deepen relationships with high-net-worth households, business owners, and commercial clients through the onboarding of new relationships that included a combination of wealth management assets, deposits, and lending opportunities. Our focus on delivering coordinated banking, lending, and wealth management solutions has enhanced client engagement and expanded opportunities across multiple lines of business.

We also continued to strengthen referral activity between Wealth Management, Retail Banking, and Commercial Banking teams. These collaborative efforts have increased the identification of opportunities to serve clients more comprehensively and support the Bank's strategy of growing fee-based revenue while deepening core customer relationships. These factors contributed to strong new client acquisition and asset growth, resulting in record assets under management at quarter-end.

The progress achieved this quarter demonstrates continued momentum in building a scalable wealth management and private banking platform that we believe will generate sustainable revenue growth, improve operating efficiency, and enhance stockholder value over time.

Stockholder Value. The intended result of our strategic initiatives is to deliver long-term sustainable stockholder value. As part of our historically robust and disciplined approach to capital management, we continue to generate returns to stockholders through dividend payments and share repurchases. At June 30, 2026, Capitol Federal Financial, Inc., at the holding company level, had $10.7 million in cash on deposit at the Bank. The Bank anticipates moving at least $34.0 million to the holding company during the quarter-ending September 30, 2026, to fund the payment of dividends and share repurchases. Total dividends paid during the third quarter of fiscal year 2026 were $10.6 million, or $0.085 per share. During the nine months ended June 30, 2026, the Company paid dividends totaling $37.5 million, or $0.295 per share. We repurchased 6,369,946 shares for $45.9 million during the first nine months of the current fiscal year. Subsequent to June 30, 2026, the Company repurchased an additional 187,476 shares for $1.6 million through August 3, 2026. Since converting to a fully public company in December 2010 through June 30, 2026, we have returned $2.09 billion to stockholders through $1.60 billion in cash dividends and $485.8 million in share repurchases. For the remainder of fiscal year

2026, it is the intention of the Board of Directors to continue the regular quarterly cash dividend of $0.085 per share and to seek further opportunities for value-enhancing share repurchases.
Financial Condition

The following table summarizes the Company's financial condition at the dates indicated.

			Annualized		Annualized
	June 30,	March 31,	Percent	September 30,	Percent
	2026	2026	Change	2025	Change
	(Dollars and shares in thousands)
Total assets	$9,662,184	$9,829,080	(6.8%)	$9,778,701	(1.6%)
AFS securities	783,559	809,566	(12.8)	867,216	(12.9)
Loans receivable, net	8,166,762	8,114,205	2.6	8,111,961	0.9
Deposits	6,850,705	6,924,491	(4.3)	6,591,448	5.2
Borrowings	1,636,246	1,707,055	(16.6)	1,950,770	(21.5)
Stockholders' equity	1,021,320	1,025,726	(1.7)	1,047,677	(3.4)
Equity to total assets at end of period	10.6%	10.4%		10.7%
Tangible book value per share	$8.04	$7.96	4.0	$7.85	3.2
Average number of basic and diluted shares outstanding	$124,009	$126,631	(8.3)	129,874	(6.0)

The loan portfolio increased $52.6 million during the current quarter due to commercial loan growth of $155.2 million, or a 27% annualized increase, mainly in the commercial real estate portfolio, partially offset by a decrease of $105.6 million in the one- to four-family loan portfolio. The near-term outlook for net commercial loan balances is growth of approximately 3% for the quarter ending September 30, 2026, with overall net commercial loan growth of approximately 20% for the fiscal year. Total loans receivable, net is anticipated to increase by approximately 1% for the current fiscal year. It is expected that a significant portion of repayments from our one- to four-family loan portfolio will continue to be directed toward supporting commercial loan growth. Maintaining strong credit quality remains a top priority as we expand our commercial loan portfolio. The weighted average DSCR for commercial loan originations during the current quarter was 1.96x and the weighted average LTV for commercial real estate and construction loans originated was 71%.

Deposits decreased $73.8 million during the current quarter due mainly to a decrease in certificates of deposit and, to a lesser extent, decreases in money market and checking accounts, partially offset by an increase in high yield savings accounts. Borrowings decreased $70.8 million from March 31, 2026, due to the maturity of $50.0 million in borrowings that were not replaced, along with principal repayments made on the Bank's amortizing FHLB advances. Stockholders' equity decreased $4.4 million during the current quarter, due primarily to share repurchases and dividend payments.

Loans Receivable. The following table presents information related to the composition of our loan portfolio in terms of dollar amounts, weighted average rates, and percentage of total as of the dates indicated. One- to four-family purchased loans in the following tables include correspondent purchased loans and bulk purchased loans.

	June 30, 2026		March 31, 2026		September 30, 2025
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
One- to four-family:
Originated	$3,642,458	3.90%	$3,676,252	3.84%	$3,774,134	3.78%
Purchased	1,949,224	3.51	2,015,434	3.50	2,114,447	3.49
Construction	10,574	6.06	16,123	6.15	16,054	6.17
Total	5,602,256	3.77	5,707,809	3.73	5,904,635	3.68
Commercial:
Commercial real estate	2,005,641	5.82	1,896,313	5.80	1,709,990	5.82
Commercial and industrial	273,854	6.69	232,182	6.76	210,119	6.92
Commercial construction	193,480	6.59	189,251	6.73	195,886	6.42
Total	2,472,975	5.98	2,317,746	5.97	2,115,995	5.98
Consumer loans:
Home equity	110,372	7.57	106,414	7.55	104,809	8.15
Other	7,136	5.56	7,327	5.71	8,436	5.55
Total	117,508	7.45	113,741	7.43	113,245	7.96
Total loans receivable	8,192,739	4.49	8,139,296	4.42	8,133,875	4.34

Less:
ACL	26,103		26,599		24,039
Deferred loan fees/discounts	30,508		30,087		31,268
Premiums/deferred costs	(30,634)		(31,595)		(33,393)
Total loans receivable, net	$8,166,762		$8,114,205		$8,111,961

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

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2026		June 30, 2026		June 30, 2025
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$8,139,296	4.42%	$8,133,875	4.34%	$7,923,251	4.02%
Originated and refinanced	333,566	6.30	909,721	6.35	810,222	6.89
Participations	20,501	6.41	104,021	6.38	92,479	7.13
Change in undisbursed loan funds	(5,460)		(31,501)		(26,316)
Repayments	(295,016)		(922,873)		(754,599)
Principal (charge-offs)/recoveries, net	(148)		(304)		(132)
Other	—		(200)		(1,905)
Ending balance	$8,192,739	4.49	$8,192,739	4.49	$8,043,000	4.25

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

	For the Nine Months Ended
	June 30, 2026			June 30, 2025
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Commercial:
Commercial real estate
Fixed-rate	$221,574	6.29%	21.9%	$51,682	6.94%	5.7%
Adjustable-rate	167,821	6.17	16.5	289,492	6.92	32.1
	389,395	6.24	38.4	341,174	6.92	37.8
Commercial and industrial
Fixed-rate	52,714	6.69	5.2	86,908	7.25	9.6
Adjustable-rate	60,394	6.56	6.0	59,053	7.47	6.6
	113,108	6.62	11.2	145,961	7.34	16.2
Commercial construction
Fixed-rate	136,116	6.52	13.4	11,135	6.88	1.2
Adjustable-rate	82,425	6.69	8.1	140,483	7.28	15.6
	218,541	6.58	21.5	151,618	7.25	16.8
Total commercial
Fixed-rate	410,404	6.42	40.5	149,725	7.12	16.6
Adjustable-rate	310,640	6.38	30.6	489,028	7.09	54.2
	721,044	6.40	71.1	638,753	7.10	70.8

One- to four-family and consumer:
One- to four-family
Fixed-rate	159,491	6.01	15.7	144,638	6.14	16.0
Adjustable-rate	83,306	5.79	8.2	77,051	6.17	8.5
	242,797	5.94	23.9	221,689	6.15	24.5
Consumer
Fixed-rate	5,934	8.07	0.6	6,068	8.13	0.7
Adjustable-rate	43,967	7.68	4.4	36,191	8.29	4.0
	49,901	7.73	5.0	42,259	8.27	4.7
One- to four-family and consumer
Fixed-rate	165,425	6.09	16.3	150,706	6.22	16.7
Adjustable-rate	127,273	6.45	12.6	113,242	6.85	12.5
	292,698	6.24	28.9	263,948	6.49	29.2

Total commercial, one- to four-family, and consumer
Fixed-rate	575,829	6.32	56.8	300,431	6.67	33.3
Adjustable-rate	437,913	6.40	43.2	602,270	7.04	66.7
	$1,013,742	6.36	100.0%	$902,701	6.92	100.0%

Commercial participations included above:
Fixed-rate	$104,021	6.38%		$34,500	6.93%
Adjustable-rate	—	—		57,979	7.26
	$104,021	6.38		$92,479	7.13

One- to Four-Family Loans - The following table presents, for our portfolio of one- to four-family loans, the amount, percent of total, weighted average rate, weighted average credit score, weighted average LTV, and average balance per loan as of June 30, 2026. Credit scores were updated in September 2025 from a nationally recognized consumer rating agency. The LTVs were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available. In most cases, the most recent appraisal was obtained at the time of origination.

		% of		Credit		Average
	Amount	Total	Rate	Score	LTV	Balance
	(Dollars in thousands)
Originated	$3,642,458	65.0%	3.90%	770	57%	$171
Purchased	1,949,224	34.8	3.51	767	59	372
Construction	10,574	0.2	6.06	769	31	246
	5,602,256	100.0%	3.77	769	58	211

The following table presents origination and refinance activity for our one- to four-family loan portfolio, excluding endorsement activity, along with the weighted average rate, weighted average LTV and weighted average credit score for the time periods indicated. As of June 30, 2026, the Bank had one- to four-family loan and refinance commitments totaling $39.9 million at a weighted average rate of 6.19%.

For the Three Months Ended				For the Nine Months Ended
June 30, 2026				June 30, 2026
			Credit				Credit
Amount	Rate	LTV	Score	Amount	Rate	LTV	Score
(Dollars in thousands)
$101,202	6.04%	75%	773	$242,797	5.94%	74%	768

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

	For the Three Months Ended June 30, 2026
	Originated		Participation		Total		Weighted	Weighted
	Amount	Rate	Amount	Rate	Amount	Rate	LTV	DSCR
	(Dollars in thousands)
Commercial real estate	$117,960	6.09%	$—	—%	$117,960	6.09%	71%	1.53x
Commercial and industrial	60,673	6.60	—	—	60,673	6.60	N/A	3.40
Commercial construction	33,481	6.39	20,501	6.41	53,982	6.40	70	1.30
	$212,114	6.29	$20,501	6.41	$232,615	6.30	71	1.96

	For the Nine Months Ended June 30, 2026
	Originated		Participation		Total		Weighted	Weighted
	Amount	Rate	Amount	Rate	Amount	Rate	LTV	DSCR
	(Dollars in thousands)
Commercial real estate	$356,885	6.24%	$32,510	6.25%	$389,395	6.24%	69%	2.29x
Commercial and industrial	113,108	6.62	—	—	113,108	6.62	N/A	3.81
Commercial construction	147,030	6.65	71,511	6.44	218,541	6.58	72	1.29
	$617,023	6.41	$104,021	6.38	$721,044	6.40	70	2.22

The following table presents commercial loan disbursements, excluding lines of credit, during the periods indicated.

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2026		March 31, 2026		June 30, 2026		June 30, 2025
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Commercial real estate	$119,251	6.09%	$65,228	6.33%	$391,723	6.25%	$353,217	6.76%
Commercial and industrial	62,919	6.64	4,147	6.45	136,211	6.80	86,105	7.38
Commercial construction	46,628	6.59	38,075	6.76	154,706	6.66	162,673	6.58
	$228,798	6.34	$107,450	6.49	$682,640	6.45	$601,995	6.80

The following table presents the Bank's commercial real estate and commercial construction loans by type of primary collateral as of the dates indicated. Management anticipates fully funding the majority of the undisbursed amounts, as most are not cancellable by the Bank.

					March 31,	September 30,
	June 30, 2026				2026	2025
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Hotel	33	$640,481	$51,430	$691,911	$695,290	$603,124
Senior housing	54	541,134	30,272	571,406	560,906	483,959
Multi-family	30	314,828	110,553	425,381	427,359	365,316
Retail building	126	281,607	74,380	355,987	360,977	334,665
Office building	78	110,295	27,783	138,078	104,141	136,058
One- to four-family property	276	118,085	12,477	130,562	81,085	70,420
Warehouse/manufacturing	52	66,445	602	67,047	65,804	58,853
Single use building	26	52,928	2,372	55,300	32,715	33,718
Land	25	47,537	651	48,188	39,747	35,605
Other	28	25,781	540	26,321	23,727	28,192
	728	$2,199,121	$311,060	$2,510,181	$2,391,751	$2,149,910

Weighted average rate		5.89%	6.54%	5.97%	5.98%	5.99%

The following table summarizes the unpaid principal balance of non-owner occupied and owner occupied loans within the Bank's commercial real estate loan portfolio, aggregated by primary collateral, along with weighted LTV and weighted DSCR, as of June 30, 2026.

	Non-owner Occupied				Owner Occupied
		Unpaid	Weighted	Weighted		Unpaid	Weighted	Weighted
	Count	Principal	LTV	DSCR	Count	Principal	LTV	DSCR
	(Dollars in thousands)
Hotel	27	$604,272	54%	1.44x	–	$—	—%	—x
Senior housing	51	507,563	72	1.77	–	—	—	—
Retail building	45	176,667	62	1.95	69	68,778	53	1.97
Office building	22	66,197	67	1.36	53	36,095	61	8.38
Warehouse/manufacturing	16	23,941	59	3.71	33	33,313	66	1.57
Single use building	7	23,809	65	1.33	18	29,067	64	1.64
Other	7	5,766	64	1.39	9	7,125	48	1.90
	175	$1,408,215	62	1.65	182	$174,378	59	3.16

The following table outlines management's funding expectations for the Bank's commercial real estate and commercial construction undisbursed amounts and commitments outstanding as of June 30, 2026. Of the amounts included in the September 30, 2026 projected disbursement amount, $76.2 million was funded through August 3, 2026. Due to the nature of a revolving line of credit, management is unable to project funding expectations for those balances, so those amounts are presented separately.

	Projected Disbursements for the Quarters Ending
	September 30, 2026	December 31, 2026	March 31, 2027	Thereafter	Revolving Lines of Credit	Total
	(Dollars in thousands)
Undisbursed amounts	$63,216	$72,538	$49,871	$117,687	$7,748	$311,060
Commitments	57,273	3,791	22,927	211,831	5,400	301,222
	$120,489	$76,329	$72,798	$329,518	$13,148	$612,282

Weighted average rate	6.17%	6.53%	6.52%	5.92%	6.64%	6.13%

The following table summarizes the Bank's commercial real estate and commercial construction loans by the state in which the collateral is located, as of the dates indicated.

					March 31,	September 30,
	June 30, 2026				2026	2025
		Unpaid	Undisbursed	Gross Loan	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	Amount	Amount
		(Dollars in thousands)
Kansas	517	$880,790	$125,425	$1,006,215	$962,807	$799,827
Missouri	121	329,217	33,405	362,622	351,250	354,772
Texas	17	199,819	50,998	250,817	244,411	312,805
Arizona	6	138,151	14,300	152,451	153,311	122,429
California	8	122,728	23,411	146,139	123,643	96,848
New York	3	111,724	—	111,724	112,201	109,828
Other	56	416,692	63,521	480,213	444,128	353,401
	728	$2,199,121	$311,060	$2,510,181	$2,391,751	$2,149,910

The following table presents the Bank's commercial real estate and commercial construction loans by unpaid principal balance, aggregated by type of primary collateral and state, along with weighted average LTV and weighted average DSCR as of June 30, 2026. The LTV is calculated using the gross loan amount (composed of unpaid principal and undisbursed amounts) as of June 30, 2026 and the most current collateral value available, which is most often the value at origination/purchase. The DSCR is calculated at the time of origination and is updated at the time of subsequent loan renewals, financial reviews (for applicable loans and lending relationships), and any other time management is aware of changes that may impact the DSCR. The DSCR presented in the table below is based on the DSCR at the time of origination unless an updated DSCR has been calculated or the loan has reached the end of its stabilization period. For construction loans, the DSCR is based on projected stabilized cash flows and the contractual loan payments when the project stabilizes. In general, commercial borrowers with total loans of $2.5 million or more are reviewed at least annually to monitor financial performance.

	Kansas	Missouri	Texas	Arizona	California	New York	Other	Total
	(Dollars in thousands)
Hotel	$40,965	$23,002	$139,313	$114,159	$97,736	$108,626	$116,680	$640,481
Senior housing	329,489	140,365	—	—	—	—	71,280	541,134
Multi-family	203,027	63,537	19,944	—	—	—	28,320	314,828
Retail building	100,176	47,500	38,666	22,065	—	—	73,200	281,607
One- to four-family property	67,867	4,273	—	1,553	1,620	—	42,772	118,085
Office building	67,644	10,236	1,896	—	—	3,098	27,421	110,295
Warehouse/manufacturing	41,992	18,324	—	—	—	—	6,129	66,445
Single use building	11,544	17,638	—	374	23,372	—	—	52,928
Land	5,252	77	—	—	—	—	42,208	47,537
Other	12,834	4,265	—	—	—	—	8,682	25,781
	$880,790	$329,217	$199,819	$138,151	$122,728	$111,724	$416,692	$2,199,121

Weighted LTV	66%	65%	59%	55%	55%	47%	67%	63%
Weighted DSCR	2.16x	1.47x	1.27x	1.48x	1.46x	1.83x	1.63x	1.77x

The following table presents the unpaid principal balance of the Bank's commercial real estate and commercial construction loans aggregated by type of primary collateral, along with weighted average rate, LTV, and DSCR as of June 30, 2026.

		Unpaid	Weighted	Weighted	Weighted
	Count	Principal	Rate	LTV	DSCR
	(Dollars in thousands)
Hotel	33	$640,481	6.14%	55%	1.43x
Senior housing	54	541,134	5.33	72	1.75
Multi-family	30	314,828	5.72	63	1.29
Retail building	126	281,607	6.06	62	1.87
One- to four-family property	276	118,085	5.93	63	2.00
Office building	78	110,295	6.42	66	3.65
Warehouse/manufacturing	52	66,445	6.41	65	2.33
Single use building	26	52,928	6.20	64	1.51
Land	25	47,537	6.25	73	3.96
Other	28	25,781	6.37	56	1.80
	728	$2,199,121	5.89	63	1.77

The following table presents the Bank's commercial construction loans, including unpaid principal and undisbursed amounts, along with outstanding commercial construction loan commitments as of June 30, 2026, aggregated by type of primary collateral, as well as the weighted average rate, LTV, and DSCR. The DSCR presented in the table below is based on projected stabilized cash flows and the contractual loan payments when the project stabilizes. The weighted average DSCR for the office building line is below 1.15x due primarily to one $20.5 million construction loan for a leased medical office building that was originated during the current quarter with an anticipated LTV of 71% based upon the as completed appraised value. The Bank has a long-term relationship with the borrower and the borrower has extensive development experience.

		Unpaid	Undisbursed	Gross Loan	Commitment	Total	Weighted
	Count	Principal	Amount	Amount	Amount	Amount	Rate	LTV	DSCR
		(Dollars in thousands)
Multi-family	12	$79,099	$110,523	$189,622	$188,204	$377,826	6.54%	57%	1.19x
Retail building	9	35,244	54,091	89,335	—	89,335	6.51	73	1.32
Hotel	7	36,208	43,949	80,157	34,305	114,462	6.80	70	1.47
Senior housing	3	33,571	26,363	59,934	—	59,934	6.36	77	1.31
Office building	3	8,003	19,048	27,051	—	27,051	6.58	75	1.13
One- to four-family property	5	1,355	8,121	9,476	—	9,476	6.54	78	1.28
Other	2	—	—	—	13,757	13,757	6.55	64	1.23
	41	$193,480	$262,095	$455,575	$236,266	$691,841	6.56	64	1.26

Weighted average rate		6.59%	6.56%	6.57%	6.55%	6.56%
Weighted LTV		69%	69%	69%	55%	64%
Weighted DSCR		1.28x	1.27x	1.27x	1.24x	1.26x

The following table presents the Bank's commercial real estate and construction loans, including unpaid principal and undisbursed amounts, along with outstanding loan commitments as of June 30, 2026, categorized by aggregate gross loan and commitment amount, as well as average loan amount and weighted average rate, LTV, and DSCR. For amounts over $60.0 million, there were $151.4 million for loans related to hotels in Arizona and California, $142.9 million for loans related to multi-family properties in Kansas, and $69.6 million related to a loan secured by a senior housing facility in Kansas. The largest loan included in the table below was $86.0 million, which was fully disbursed as of June 30, 2026, and is collateralized by a hotel in Arizona. At the prior quarter end, there were five loans in the >$20 to $30 million category with DSCRs below 1.15x. During the current quarter the DSCR on one of those loans increased to above 1.15x and new commitments above 1.15x resulted in the overall DSCR for this category being over 1.15x at June 30, 2026. Three of the four loans in this category with DSCRs below 1.15x are each with one of our largest borrowing groups. We have over 20 years of experience with these borrowing groups and the guarantors have expertise in the operation of the properties secured by the loans. All of these loans were current as of June 30, 2026 and are being actively monitored by management. The weighted average LTV for these three loans was 67% as of June 30, 2026. The fourth loan, with an unpaid principal balance of $24.0 million, was on nonaccrual and classified as substandard as of June 30, 2026. A specific valuation allowance was established related to this loan as of June 30, 2026.

		Gross Loan
		and Commitment	Average	Weighted	Weighted	Weighted
	Count	Amounts	Amount	Rate	LTV	DSCR
	(Dollars in thousands)
Greater than $60 million	5	$363,929	$72,786	5.90%	60%	1.51x
>$50 to $60 million	4	215,163	53,791	5.54	63	1.46
>$40 to $50 million	3	146,953	48,984	6.28	49	1.53
>$30 to $40 million	13	448,567	34,505	5.85	64	1.28
>$20 to $30 million	20	473,678	23,684	6.34	66	1.17
>$10 to $20 million	32	439,606	13,738	6.50	68	1.65
>$5 to $10 million	43	310,289	7,216	5.81	69	2.45
$1 to $5 million	131	305,027	2,328	5.45	59	2.36
Less than $1 million	491	108,191	220	6.42	52	2.99
	742	$2,811,403	3,789	6.01	63	1.69

The following table summarizes the Bank's commercial and industrial loans by loan purpose as of the dates indicated, along with DSCR weighted by gross loan amount at June 30, 2026. As of June 30, 2026, 69% of the Bank's commercial and industrial gross loan balance were to borrowers located in Kansas. The Bank had five commercial and industrial loan commitments totaling $13.8 million, with a weighted average rate of 6.59%, at June 30, 2026. Management anticipates growth in the commercial and industrial loan portfolio as the Bank advances its strategy to grow all aspects of commercial banking. However, given the inherent characteristics of these loans, balances will likely fluctuate over time.

						March 31,	September 30,
	June 30, 2026					2026	2025
		Unpaid	Undisbursed	Gross Loan	Weighted	Gross Loan	Gross Loan
	Count	Principal	Amount	Amount	DSCR	Amount	Amount
		(Dollars in thousands)
Working capital	199	$113,398	$43,095	$156,493	5.09x	$157,380	$153,967
Purchase/refinance business assets	55	101,735	3,065	104,800	1.98	54,202	49,805
Finance/lease vehicle	136	27,924	—	27,924	2.29	32,845	36,406
Purchase equipment	58	17,076	5,409	22,485	1.91	29,571	54,201
Other	17	13,721	524	14,245	1.26	15,281	7,508
	465	$273,854	$52,093	$325,947	3.46	$289,279	$301,887

Weighted average rate		6.69%	6.61%	6.68%		6.74%	6.97%

The following table presents the Bank's commercial and industrial loan portfolio, including unpaid principal and undisbursed amounts, along with outstanding loan commitments as of June 30, 2026, categorized by aggregate gross loan and commitment amounts, as well as average loan amount, and weighted average DSCR. The largest loan included in the table below was a working capital loan with a gross balance of $36.0 million, of which $7.3 million remained undisbursed as of June 30, 2026. This loan is part of the Bank's largest commercial and industrial lending relationship, which had a total gross loan balance of $84.4 million as of June 30, 2026, representing approximately 26% of the gross commercial and industrial loan portfolio at that date. The borrower is located in Kansas and, as of June 30, 2026, also maintained an additional working capital loan with a gross loan balance greater than $15 million, for a total of two loans with a gross loan amount greater than $15 million. These two loans were current and performing as of June 30, 2026.

		Gross Loan
		and Commitment	Average	Weighted
	Count	Amounts	Amount	DSCR
	(Dollars in thousands)
Greater than $15 million	3	$89,664	$29,888	1.64x
>$10 to $15 million	3	34,542	11,514	2.40
>$5 to $10 million	12	91,719	7,643	1.70
>$1 to $5 million	32	60,296	1,884	8.99
>$500 thousand to $1 million	37	27,466	742	5.66
Less than $500 thousand	383	36,080	94	3.99
	470	$339,767	723	3.61

Asset Quality

Delinquent and nonaccrual loans and OREO. The following table presents the Bank's 30 to 89 day delinquent loans at the dates indicated. The amounts in the table represent the unpaid principal balance of the loans less related charge-offs, if any. Of the loans 30 to 89 days delinquent at June 30, 2026, approximately 81% were 59 days or less delinquent.

	June 30,		March 31,		December 31,
	2026		2026		2025
	Count	Amount	Count	Amount	Count	Amount
	(Dollars in thousands)
One- to four-family:
Originated	63	$7,063	65	$6,624	83	$9,351
Purchased	9	2,209	10	2,366	21	5,767
Commercial:
Commercial real estate	4	2,040	7	1,554	6	2,584
Commercial and industrial	10	2,132	8	771	5	1,039
Consumer	19	499	22	570	29	635
	105	$13,943	112	$11,885	144	$19,376

Loans 30 to 89 days delinquent
to total loans receivable, net		0.17%		0.15%		0.24%

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

	June 30,		March 31,		December 31,
	2026		2026		2025
	Count	Amount	Count	Amount	Count	Amount
	(Dollars in thousands)
Loans 90 or More Days Delinquent or in Foreclosure:
One- to four-family:
Originated	33	$3,980	31	$4,130	29	$3,223
Purchased	12	3,694	15	5,606	6	1,469
Commercial:
Commercial real estate	10	2,821	12	2,634	12	3,358
Commercial and industrial	4	144	4	999	2	199
Consumer	9	176	9	72	14	218
	68	10,815	71	13,441	63	8,467

Loans 90 or more days delinquent or in foreclosure
as a percentage of total loans		0.13%		0.17%		0.10%

Nonaccrual loans less than 90 Days Delinquent:(1)
Commercial:
Commercial real estate	5	$39,969	6	$41,057	4	$40,338
Commercial and industrial	8	500	7	410	1	77
	13	40,469	13	41,467	5	40,415
Total nonaccrual loans	81	51,284	84	54,908	68	48,882

Nonaccrual loans as a percentage of total loans		0.63%		0.68%		0.60%

OREO:
One- to four-family:
Originated(2)	—	$—	—	$—	2	$291
Consumer	—	—	1	135	1	135
	—	—	1	135	3	426
Total non-performing assets	81	$51,284	85	$55,043	71	$49,308

Non-performing assets as a percentage
of total assets		0.53%		0.56%		0.50%
(1)Includes loans required to be reported as nonaccrual pursuant to internal policies, even if the loans are current.
(2)Real estate-related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the states where the properties securing ten percent or more of the total amount of the Bank's one- to four-family loans, excluding construction loans, are located and the corresponding balance of loans 30 to 89 days delinquent, 90 or more days delinquent or in foreclosure, and weighted average LTV for loans 90 or more days delinquent or in foreclosure at June 30, 2026. The amounts in the table represent the unpaid principal balance of the loans, less related charge-offs, if any. The LTVs were based on the current loan balance and either the lesser of the purchase price or original appraisal, or the most recent Bank appraisal, if available.

			Loans 30 to 89		Loans 90 or More Days Delinquent
	One- to Four-Family		Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	Amount	% of Total	LTV
	(Dollars in thousands)
Kansas	$3,182,981	56.8%	$6,129	66.1%	$3,846	50.1%	51%
Missouri	955,649	17.1	1,689	18.2	1,013	13.2	66
Other states	1,463,626	26.1	1,454	15.7	2,815	36.7	50
	$5,602,256	100.0%	$9,272	100.0%	$7,674	100.0%	53

The following table presents the unpaid principal balance of commercial real estate loans, aggregated by state, that were 30 to 89 days delinquent or 90 or more days delinquent or in foreclosure, and the weighted average LTV and weighted average DSCR for loans 90 or more days delinquent or in foreclosure at June 30, 2026. See additional discussion regarding the Bank's commercial real estate loan DSCRs and LTVs in the "Management's Discussion and Analysis of Financial Condition and Results of Operation - Loans Receivable - Commercial Loans" section above.

	Loans 30 to 89		Loans 90 or More Days Delinquent
	Days Delinquent		or in Foreclosure
State	Amount	% of Total	Amount	% of Total	LTV	DSCR
	(Dollars in thousands)
Kansas	$2,040	100.0%	$2,821	100.0%	48%	1.74x
Other states	—	—	—	—	—	—
	$2,040	100.0%	$2,821	100.0%	48	1.74

Classified Loans. The following table presents the amortized cost of loans classified as special mention or substandard at the dates presented. The decrease in commercial real estate special mention loans at June 30, 2026 compared to September 30, 2025 was due mainly to a hotel participation loan being upgraded to a "pass" classification as a result of an improvement in the hotel's financial results. The majority of the substandard commercial real estate loan balance for the periods presented in the table below relates to one borrowing relationship. During the March 31, 2026 quarter, an updated appraisal was received related to the collateral securing the lending relationship. The updated appraisal was lower than the appraisal received in the prior year and as a result, a $4.0 million specific valuation allowance was recorded as of March 31, 2026 related to this lending relationship which was still in place at June 30, 2026. The loans associated with this lending relationship were on nonaccrual at all dates presented in the table below.

	June 30, 2026		March 31, 2026		September 30, 2025
	Special Mention	Substandard	Special Mention	Substandard	Special Mention	Substandard
	(Dollars in thousands)
One- to four-family	$11,839	$22,620	$12,498	$24,023	$13,055	$20,616
Commercial:
Commercial real estate	15,626	44,798	22,352	45,773	59,993	45,550
Commercial and industrial	112	648	364	1,414	399	473
Consumer	142	356	166	213	326	322
	$27,719	$68,422	$35,380	$71,423	$73,773	$66,961

Allowance for Credit Losses. The Bank utilizes a discounted cash flow model for estimating expected credit losses for pooled loans and loan commitments. Expected credit losses are determined by calculating projected future loss rates, which are dependent upon forecasted economic indices, and applying qualitative factors when deemed appropriate by management. At June 30, 2026, management applied qualitative factors to account for large dollar commercial real estate loan concentrations and potential risk of loss in market value for newer one- to four-family loans. These qualitative factors were applied to account for credit risks not fully reflected in the discounted cash flow model.

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

The distribution of our ACL and the ratio of ACL to loans receivable, by loan type, at the dates indicated is summarized below. The decrease in the ACL to loans receivable ratio as of June 30, 2026 compared to March 31, 2026, was due primarily to an update to the ACL model's regression analyses. The update entailed incorporating additional historical loss time periods for all loan categories within the ACL model and resulted in a decrease in the ACL of approximately $800 thousand, mainly within the commercial construction loan category. The historical loss experience for commercial construction loans continued to show lower historical losses resulting in a lower loss rate for this loan category. The increase in the ACL to loans receivable ratio as of June 30, 2026 compared to September 30, 2025, was due primarily to establishing a $4.0 million specific valuation related to a commercial real estate lending relationship during the March 31, 2026 quarter which continued to be in place at June 30, 2026, partially offset by improvement between periods in some of the commercial-related forecasted economic indices and an update to the ACL model's regression analyses (as discussed above). Based on management's evaluation of the credit risk within the Bank's commercial loan portfolio, taking into consideration DSCRs and LTVs, management believes the Bank's ACL ratio for commercial loans is appropriate for the credit risk. See additional discussion regarding the Bank's commercial real estate loan DSCRs and LTVs in the "Financial Condition - Loans Receivable - Commercial Loans" section above.

	Distribution of ACL			Ratio of ACL to Loans Receivable
	June 30,	March 31,	September 30,	June 30,	March 31,	September 30,
	2026	2026	2025	2026	2026	2025
	(Dollars in thousands)
One- to four-family:
Originated	$1,299	$1,587	$1,730	0.04%	0.04%	0.05%
Purchased	914	1,058	1,298	0.05	0.05	0.06
Construction	11	18	18	0.10	0.11	0.11
One- to four-family	2,224	2,663	3,046	0.04	0.05	0.05
Commercial:
Commercial real estate	18,701	18,973	15,809	0.93	1.00	0.92
Commercial and industrial	2,810	2,046	2,499	1.03	0.88	1.19
Commercial construction	2,185	2,716	2,468	1.13	1.44	1.26
Total	23,696	23,735	20,776	0.96	1.02	0.98
Consumer	183	201	217	0.16	0.18	0.19
Total	$26,103	$26,599	$24,039	0.32	0.33	0.30

Historically, the Bank has maintained very low delinquency ratios and NCO rates. Over the past two years, the Bank's highest ratio of commercial loans 90 days or more delinquent to total commercial loans at a quarter end was 0.22%. The highest such ratio for one- to four-family originated and correspondent loans, combined, was 0.17%. During the 10-year period ended June 30, 2026, the Bank recognized total NCOs of $1.2 million. As of June 30, 2026, the ACL balance was $26.1 million and the reserve for off-balance sheet credit exposures totaled $6.2 million, which management believes is adequate for the credit risk characteristics in our loan portfolio.

The following table presents ACL activity and related ratios at the dates and for the periods indicated.

	At or For the Nine Months Ended
	June 30, 2026	June 30, 2025
	(Dollars in thousands)
Balance at beginning of period	$24,039	$23,035
Charge-offs	(314)	(169)
Recoveries	10	37
Net (charge-offs) recoveries	(304)	(132)
Provision for credit losses	2,368	(95)
Balance at end of period	$26,103	$22,808

Ratio of NCOs during the period
to average non-performing assets	0.61%	0.45%

ACL to nonaccrual loans at end of period	50.90	47.07

ACL to loans receivable, net at end of period	0.32	0.28

ACL at end of period to NCOs
during the period (annualized)	65x	129x

The ratio of NCOs during the period to average non-performing assets was higher in the current year period compared to the prior year period due to an increase in NCOs during the current year period. The ratio of ACL to nonaccrual loans was higher at the end of the current year period compared to the prior year period due to a higher ACL balance at June 30, 2026. The increase in the ratio of the ACL to total loans as of June 30, 2026 from June 30, 2025 was due primarily to an increase in the commercial loan portfolio which has a higher ACL to loans receivable ratio than one- to four-family loans and establishing a $4.0 million specific valuation related to a commercial real estate lending relationship during the current year period, partially offset by improvement between periods in some of the commercial-related forecasted economic indices and an update to the ACL model's regression analyses. ACL at the end of the period to NCOs during the current year period (annualized) was lower compared to the prior year period due primarily to higher NCOs in the current year period. Additional information related to ACL activity by specific loan categories for the current year period can be found in "Part I, Item 1. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4. Loans Receivable and Allowance for Credit Losses" within this Quarterly Report on Form 10-Q.

The following table presents NCOs, average loans, and NCOs as a percentage of average loans, by loan type, for the periods indicated.

	For the Nine Months Ended
	June 30, 2026			June 30, 2025
	NCOs	Average Loans	% of Average Loans	NCOs	Average Loans	% of Average Loans
	(Dollars in thousands)
One- to four-family:
Originated	$10	$3,687,336	—%	$(7)	$3,863,012	—%
Purchased	—	2,059,731	—	113	2,286,491	—
Construction	—	13,763	—	—	18,126	—
Total	10	5,760,830	—	106	6,167,629	—
Commercial:
Commercial real estate	50	1,869,222	—	(20)	1,379,009	—
Commercial and industrial	173	232,844	0.07	(3)	135,511	—
Commercial construction	—	188,627	—	—	174,518	—
Total	223	2,290,693	0.01	(23)	1,689,038	—
Consumer:
Home equity	53	107,558	0.05	45	101,178	0.04
Other	18	7,690	0.23	4	9,356	0.04
Total	71	115,248	0.06	49	110,534	0.04
	$304	$8,166,771	—	$132	$7,967,201	—

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

Securities. The following table presents the distribution of our securities portfolio, at amortized cost, at the dates indicated. The majority of our securities are government guaranteed or issued by GSEs. Overall, fixed-rate securities comprised 91% of our securities portfolio at June 30, 2026. The WAL is the estimated remaining maturity (in years) after three-month historical prepayment speeds and projected call option assumptions have been applied. During the current fiscal year, the Bank reinvested cash flows from the securities portfolio into commercial loan growth and to pay down maturing FHLB borrowings.

	June 30, 2026			March 31, 2026			September 30, 2025
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
MBS	$770,757	5.42%	3.4	$791,659	5.44%	4.0	$843,369	5.45%	4.8
Corporate bonds	4,000	5.12	5.9	4,000	5.12	6.1	4,000	5.12	6.6
	$774,757	5.42	3.4	$795,659	5.44	4.0	$847,369	5.45	4.8

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

	For the Nine Months Ended
	June 30, 2026			June 30, 2025
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance - carrying value	$867,216	5.45%	4.8	$856,266	5.63%	5.2
Maturities and repayments	(113,127)			(147,190)
Net amortization of (premiums)/discounts	2,729			2,491
Purchases	37,786	4.22	6.5	248,207	4.97	7.5
Change in valuation on AFS securities	(11,045)			(3,545)
Ending balance - carrying value	$783,559	5.42	3.4	$956,229	5.47	4.6

Liabilities. Total liabilities were $8.64 billion at June 30, 2026, compared to $8.73 billion at September 30, 2025. The $90.2 million decrease was due primarily to a $314.5 million decrease in borrowings, partially offset by a $259.3 million increase in deposits.

Deposits. The following table presents the amount, weighted average rate and percent of total for the components of our deposit portfolio at the dates presented. The decrease in the weighted average deposit portfolio rate as of June 30, 2026 compared to March 31, 2026 was due primarily to both a reduction in the rate and a decrease in the balance of certificates of deposit, partially offset by an increase in high yield savings account balances. The decrease in the weighted average deposit portfolio rate as of March 31, 2026 compared to September 30, 2025 was due mainly to a decrease in the rate paid on retail certificates of deposit and retail money market accounts, along with an increase in the balance of retail checking accounts and commercial non-interest bearing checking account.

	June 30, 2026			March 31, 2026			September 30, 2025
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Non-interest-bearing checking	$671,852	—%	9.8%	$674,415	—%	9.7%	$601,371	—%	9.1%
Interest-bearing checking	914,462	0.25	13.3	935,193	0.24	13.5	859,256	0.21	13.0
High yield savings	731,580	3.60	10.7	630,923	3.59	9.1	460,712	3.88	7.0
Other savings	433,807	0.07	6.3	438,144	0.07	6.4	423,942	0.07	6.5
Money market	1,209,512	1.13	17.7	1,231,691	1.12	17.8	1,233,487	1.29	18.7
Certificates of deposit	2,889,492	3.48	42.2	3,014,125	3.60	43.5	3,012,680	3.74	45.7
	$6,850,705	2.09	100.0%	$6,924,491	2.13	100.0%	$6,591,448	2.26	100.0%

The following table presents the amount, weighted average rate, and percent of total for the components of our deposit portfolio, split between retail non-maturity deposits, commercial non-maturity deposits, and certificates of deposit at the dates presented.

	June 30, 2026			March 31, 2026			September 30, 2025
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Retail non-maturity deposits:
Non-interest-bearing checking	$445,719	—%	6.5%	$446,629	—%	6.4%	$409,722	—%	6.2%
Interest-bearing checking	828,292	0.05	12.1	857,351	0.08	12.4	790,783	0.08	12.0
High yield savings	731,580	3.60	10.7	630,923	3.59	9.1	460,712	3.88	7.0
Other savings	429,050	0.07	6.2	434,042	0.07	6.3	420,330	0.07	6.4
Money market	1,046,190	0.99	15.3	1,060,519	0.96	15.3	1,050,841	1.07	15.9
Total	3,480,831	1.08	50.8	3,429,464	0.99	49.5	3,132,388	0.96	47.5
Commercial non-maturity deposits:
Non-interest-bearing checking	226,133	—	3.3	227,786	—	3.3	191,649	—	2.9
Interest-bearing checking	86,170	2.13	1.2	77,842	2.04	1.1	68,473	1.72	1.0
Savings	4,757	0.05	0.1	4,102	0.05	0.1	3,612	0.05	0.1
Money market	163,322	2.01	2.4	171,172	2.11	2.5	182,646	2.52	2.8
Total	480,382	1.07	7.0	480,902	1.08	7.0	446,380	1.29	6.8
Certificates of deposit:
Retail certificates of deposit	2,770,322	3.47	40.4	2,872,653	3.60	41.4	2,828,982	3.73	43.0
Commercial certificates of deposit	52,088	3.39	0.8	67,169	3.52	1.0	61,819	3.64	0.9
Public unit certificates of deposit	67,082	3.93	1.0	74,303	3.96	1.1	121,879	4.06	1.8
Total	2,889,492	3.48	42.2	3,014,125	3.60	43.5	3,012,680	3.74	45.7

	$6,850,705	2.09	100.0%	$6,924,491	2.13	100.0%	$6,591,448	2.26	100.0%

The following table presents the amount, weighted average rate, and percent of total for total retail deposits, commercial deposits, and public unit certificates of deposit at the dates noted.

	June 30, 2026			March 31, 2026			September 30, 2025
			% of			% of			% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Total retail deposits	$6,251,153	2.14%	91.2%	$6,302,117	2.18%	90.9%	$5,961,370	2.28%	90.5%
Total commercial deposits	532,470	1.29	7.8	548,071	1.38	8.0	508,199	1.58	7.7
Public unit certificates of deposit	67,082	3.93	1.0	74,303	3.96	1.1	121,879	4.06	1.8
	$6,850,705	2.09	100.0%	$6,924,491	2.13	100.0%	$6,591,448	2.26	100.0%

As of June 30, 2026, approximately $771.4 million (or approximately 11%) of the Bank's Call Report deposit balance was uninsured, of which approximately $645.8 million (or approximately 9% of the Bank's Call Report deposit balance) related to commercial and retail deposit accounts, with the remainder mainly comprised of fully collateralized public unit deposits and intercompany accounts. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

Borrowings. Total borrowings at June 30, 2026 were $1.64 billion, which was comprised of $1.54 billion in fixed-rate FHLB advances, $100.0 million in variable-rate FHLB advances tied to an interest rate swap, and $1.2 million in finance leases. Borrowings decreased $314.5 million from September 30, 2025 due primarily to the maturity of $250.0 million of borrowings that were not replaced, along with principal repayments made on the Bank's amortizing FHLB advances. Cash flows from the deposit portfolio were used, in part, to pay off maturing FHLB borrowings and repay amortizing FHLB advances.

The following table presents the maturity of term borrowings, which consist of FHLB advances, along with the associated weighted average contractual and effective rates as of June 30, 2026. Amortizing FHLB advances totaling $212.5 million are presented based on their maturity dates versus their quarterly scheduled repayment dates.

Maturity by		Contractual	Effective
Fiscal Year	Amount	Rate	Rate(1)
	(Dollars in thousands)
2026	$125,000	3.66%	3.66%
2027	360,000	2.58	2.72
2028	851,230	4.00	4.00
2029	231,250	3.98	4.13
2030	70,000	4.20	4.20
	$1,637,480	3.67	3.72

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

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2026			June 30, 2026			June 30, 2025
		Effective			Effective			Effective
	Amount	Rate	WAM	Amount	Rate	WAM	Amount	Rate	WAM
	(Dollars in thousands)
Beginning balance	$1,708,648	3.65%	1.6	$1,950,984	3.54%	1.5	$2,180,656	3.29%	1.6
Maturities and repayments	(71,168)	1.96		(738,504)	3.28		(758,504)	3.40
New FHLB borrowings	—	—	—	425,000	3.79	2.3	650,000	4.13	2.9
Ending balance	$1,637,480	3.72	1.4	$1,637,480	3.72	1.4	$2,072,152	3.52	1.7
The $425.0 million of new FHLB borrowings reflected in the table above in the current year nine-month period was used to prepay $425.0 million of existing advances which are included in maturities and repayments. During the March 31, 2026 quarter, the Bank prepaid $375.0 million of fixed-rate advances with a weighted average effective rate of 4.36% and a WAM of 0.9 years and replaced them with $375.0 million of fixed-rate advances with a weighted average effective rate of 3.81% and a WAM of 2.4 years. This transaction resulted in prepayment fees of $2.1 million, which will be recognized in interest expense over the life of the new FHLB advances. During the quarter ended December 31, 2025, the Bank prepaid a $50.0 million fixed-rate advance with a weighted average effective rate of 4.03% and a WAM of 0.5 years and replaced it with a $50.0 million fixed-rate advance with a weighted average effective rate of 3.64% and a WAM of 2.0 years. This transaction resulted in prepayment fees of $11 thousand, which will be recognized in interest expense over the life of the new FHLB advance. These prepayment activities are reflected in the table above.

Management will continue to monitor opportunities for wholesale funding and may pay down FHLB advances in future periods. The Bank may also renew certain fixed-rate advances in the future using adjustable-rate advances in order to better match the repricing characteristics of its increasing commercial loan portfolio.

Maturities of Interest-Bearing Liabilities. The following table presents the maturity and weighted average repricing rate, which is also the weighted average effective rate, of certificates of deposit, split between retail/commercial and public unit amounts, and non-amortizing FHLB advances for the next four quarters as of June 30, 2026.

	September 30,	December 31,	March 31,	June 30,
	2026	2026	2027	2027	Total
	(Dollars in thousands)
Retail/Commercial Certificates:
Amount	$627,421	$747,961	$325,408	$603,398	$2,304,188
Repricing Rate	3.63%	3.55%	3.28%	3.52%	3.53%
Public Unit Certificates:
Amount	$17,379	$18,673	$19,000	$11,250	$66,302
Repricing Rate	3.95%	3.63%	4.14%	4.04%	3.93%
Term Borrowings:
Amount	$125,000	$—	$100,000	$150,000	$375,000
Repricing Rate	3.66%	—%	1.24%	2.99%	2.74%
Total
Amount	$769,800	$766,634	$444,408	$764,648	$2,745,490
Repricing Rate	3.64%	3.55%	2.86%	3.42%	3.43%

The following table sets forth the WAM information for our certificates of deposit, in years, as of June 30, 2026.

Retail certificates of deposit	0.7
Commercial certificates of deposit	0.5
Public unit certificates of deposit	0.5
Total certificates of deposit	0.7

Stockholders' Equity. Stockholders' equity totaled $1.02 billion at June 30, 2026. Consistent with our goal to operate a sound and profitable financial organization that delivers long-term stockholder value, we actively seek to maintain a well-capitalized status for the Bank in accordance with regulatory standards. As of June 30, 2026, all of the Bank's capital ratios exceeded the well-capitalized requirements, and the Bank exceeded internal policy thresholds for sensitivity to changes in interest rates. As of June 30, 2026, the Bank's CBLR was 9.6%. Excluding the impact of deferred tax assets related to the Bank's net operating loss carryforward and federal tax credits, the Bank's CBLR was 9.9% as of June 30, 2026. See "Liquidity and Capital Resources" below for additional information regarding the Bank's regulatory capital requirements.

During the nine months ended June 30, 2026, the Company repurchased 6,369,946 shares of common stock at an average price of $7.21 per share, or $45.9 million in total. Subsequent to June 30, 2026 through August 3, 2026, the Company repurchased an additional 187,476 shares of common stock at an average price of $8.54 per share, or $1.6 million in total, bringing total share repurchases during fiscal year 2026 through August 3, 2026 to 6,557,422 shares for $47.5 million. As of August 3, 2026, total shares outstanding were 125,698,283. The Company intends to opportunistically repurchase stock from time to time depending upon market conditions, available liquidity, and other factors. Although our existing repurchase plan has no expiration date, we are required to annually seek the FRB of Kansas City's non-objection for the buyback amount. The FRB's current non-objection for the Company to repurchase up to $75 million of stock expires in February 2027. As of August 3, 2026 the Company had $23.6 million remaining authorized under its existing stock repurchase plan.

During the nine months ended June 30, 2026, the Company paid cash dividends totaling $37.5 million, or $0.295 per share, which consisted of a $0.040 per share special cash dividend paid in January 2026 and three regular quarterly cash dividends of $0.085 per share, totaling $0.255 per share for the quarterly cash dividends. On July 29, 2026, the Company announced a regular quarterly cash dividend of $0.085 per share, or approximately $10.5 million, payable on August 21, 2026 to stockholders of record as of the close of business on August 7, 2026. The special cash dividend paid in January 2026, in addition to the Company's history of regular quarterly dividends and opportunistic share repurchases, demonstrates the Company's multi-channel focus on delivering stockholder value through disciplined capital allocation which balances investments in the future of the Company with incremental opportunities to return capital to stockholders. Dividend payments depend upon a number of factors, including the Company's financial condition and results of operations, regulatory capital compliance, regulatory limitations on the Bank's ability to make capital distributions to the Company, the Bank's current tax earnings and accumulated earnings and profits, and the amount of cash at the holding company level.

The Board of Directors continues to evaluate various alternatives for capital allocation to enhance stockholder value, including the repurchase of stock, the payment of additional cash dividends, or retaining earnings to support future growth. Since converting to a fully public company in December 2010 through June 30, 2026, we have returned $2.09 billion in capital to stockholders through dividends totaling $1.60 billion and stock repurchases totaling $485.8 million. This is supported by our holistic approach to managing the balance sheet through continuous modeling of the Bank's performance, risk management, our commitment to credit quality and periodic stress testing.

At June 30, 2026, Capitol Federal Financial, Inc., at the holding company level, had $10.7 million in cash on deposit at the Bank. During the nine months ended June 30, 2026, the Bank distributed $78.0 million from the Bank to the Company. Subsequent to June 30, 2026 through August 3, 2026, the Bank distributed $29.0 million from the Bank to the holding company to fund the payment of dividends and share repurchases during the quarter-ending September 30, 2026. The Bank intends to distribute up to an additional $5.0 million to the holding company by September 30, 2026. The Bank is expected to stay in a positive tax accumulated earnings and profit balance during the remainder of fiscal year 2026.

The following table presents regular quarterly cash dividends and special cash dividends paid in calendar years 2026, 2025, and 2024. The amounts represent cash dividends paid during each period shown. For the quarter ending September 30, 2026, the amount presented represents the estimated dividend payable on August 21, 2026 to stockholders of record as of the close of business on August 7, 2026.

	Calendar Year
	2026		2025		2024
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share amounts)
Regular quarterly dividends paid
Quarter ended March 31	$10,815	$0.085	$11,062	$0.085	$11,127	$0.085
Quarter ended June 30	10,563	0.085	11,063	0.085	11,044	0.085
Quarter ended September 30	10,474	0.085	11,066	0.085	11,043	0.085
Quarter ended December 31	—	—	11,017	0.085	11,061	0.085
Special dividends paid	5,094	0.040	—	—	—	—
Calendar year-to-date dividends paid	$36,946	$0.295	$44,208	$0.340	$44,275	$0.340

Operating Results
The following table presents selected income statement and other information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2026	2026	2025	2025	2025
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable	$90,566	$89,323	$89,792	$87,343	$82,914
MBS	10,747	10,853	11,341	11,808	12,163
Cash and cash equivalents	1,988	2,474	2,773	2,148	1,620
FHLB stock	1,767	1,858	2,032	2,163	2,197
Investment securities	51	52	51	582	784
Total interest and dividend income	105,119	104,560	105,989	104,044	99,678

Interest expense:
Deposits	36,275	36,299	37,500	37,204	35,860
Borrowings	15,361	15,995	17,172	18,057	18,360
Total interest expense	51,636	52,294	54,672	55,261	54,220

Net interest income	53,483	52,266	51,317	48,783	45,458

Provision for credit losses	(433)	2,372	1,106	519	(451)

Net interest income
(after provision for credit losses)	53,916	49,894	50,211	48,264	45,909

Non-interest income	6,668	5,459	5,479	5,791	5,288
Non-interest expense	31,342	30,274	30,476	31,018	29,564
Income tax expense	5,672	4,931	4,910	4,224	3,251
Net income	$23,570	$20,148	$20,304	$18,813	$18,382

Efficiency ratio	52.10%	52.45%	53.66%	56.84%	58.26%
Operating expense ratio (annualized)	1.29	1.24	1.24	1.27	1.23

Basic EPS	$0.19	$0.16	$0.16	$0.14	$0.14
Diluted EPS	0.19	0.16	0.16	0.14	0.14

Comparison of Operating Results for the Three Months Ended June 30, 2026 and March 31, 2026
For the quarter ended June 30, 2026, the Company recognized net income of $23.6 million, or $0.19 per share, compared to net income of $20.1 million, or $0.16 per share, for the quarter ended March 31, 2026. The increase in net income was due primarily to a release of provision for credit losses compared to a provision expense in the prior quarter, along with increases in net interest income and non-interest income, partially offset by higher non-interest expense. The net interest margin increased seven basis points, from 2.24% for the prior quarter to 2.31% for the current quarter, due primarily to a decrease in the average balance of borrowings and growth in the higher yielding commercial loan portfolio.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the time periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2026	2026	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$90,566	$89,323	$1,243	1.4%
MBS	10,747	10,853	(106)	(1.0)
Cash and cash equivalents	1,988	2,474	(486)	(19.6)
FHLB stock	1,767	1,858	(91)	(4.9)
Investment securities	51	52	(1)	(1.9)
Total interest and dividend income	$105,119	$104,560	$559	0.5
The increase in interest income on loans receivable was due to growth in the commercial loan portfolio, as a significant portion of the cash flows from the one- to four-family loan portfolio continued to be redirected into the higher yielding commercial loan portfolio, along with an increase in the yield on the commercial and one-to four-family loan portfolios. The decrease in interest income on cash and cash equivalents was due to a decrease in the average balance compared to the prior quarter as excess operating cash was used, in part, to pay off borrowings that matured during the current quarter.

Interest Expense
The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2026	2026	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$36,275	$36,299	$(24)	(0.1%)
Borrowings	15,361	15,995	(634)	(4.0)
Total interest expense	$51,636	$52,294	$(658)	(1.3)
The decrease in interest expense on deposits was due primarily to a decrease in the average cost and average balance of retail certificates of deposit, which was almost entirely offset by an increase in the average balance of high yield savings accounts. The reduction in the cost of retail certificates of deposit was due to existing higher rate certificates of deposit renewing at lower rates. Interest expense on borrowings was lower compared to the prior quarter due to the full quarter impact of $100.0 million of FHLB borrowings that matured and were not replaced late in the prior quarter and the full quarter impact of prepaying $375.0 million of FHLB borrowings, along with $50.0 million of FHLB borrowings that matured during the current quarter that were not replaced.

Provision for Credit Losses
The Company recorded a release of provision for credit losses of $433 thousand during the current quarter compared to a provision for credit losses of $2.4 million for the prior quarter. The release of provision for credit losses in the current quarter was due primarily to an update to the ACL model's regression analyses which mainly impacted the commercial construction loan category, partially offset by commercial loan and commitment growth during the current quarter.

Non-Interest Income
The following table presents the components of non-interest income for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2026	2026	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,987	$2,690	$297	11.0%
Income from BOLI	1,856	1,151	705	61.3
Insurance commissions	838	512	326	63.7
Other non-interest income	987	1,106	(119)	(10.8)
Total non-interest income	$6,668	$5,459	$1,209	22.1
The increase in deposit service fees was due primarily to an increase in debit card usage, which generated additional interchange and service charge income in the current quarter. The increase in BOLI income was due primarily to the receipt of death benefits in the current quarter with no such benefits received in the prior quarter, along with a full quarter impact of the purchase of $45.0 million of BOLI policies during the prior quarter. Insurance commissions were higher compared to the prior quarter due primarily to the receipt of lower than accrued contingent commissions in the prior quarter, along with improved sales during the current quarter. The decrease in other non-interest income was due mainly to higher commercial loan prepayment fees in the prior quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2026	2026	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$16,858	$15,828	$1,030	6.5%
Information technology and related expense	4,787	5,425	(638)	(11.8)
Occupancy, net	3,372	3,265	107	3.3
Professional and other services	1,501	1,579	(78)	(4.9)
Federal insurance premium	1,103	1,110	(7)	(0.6)
Advertising and promotional	1,365	645	720	111.6
Deposit and loan transaction costs	631	768	(137)	(17.8)
Office supplies and related expense	442	511	(69)	(13.5)
Other non-interest expense	1,283	1,143	140	12.2
Total non-interest expense	$31,342	$30,274	$1,068	3.5
The increase in salaries and employee benefits was mainly attributable to an increase in full-time equivalent employees between periods, merit increases and salary adjustments to remain market competitive, and an increase in commissions for increased loan activity. The decrease in information technology and related expense was driven primarily by credits and reimbursements from a vendor related to contractual and service fulfillment matters. The increase in advertising and promotional was due mainly to the timing of campaigns. The decrease in deposit and loan transaction costs was due primarily to calendar year end statement processing activities in the prior quarter.

The Company's efficiency ratio was 52.10% for the current quarter compared to 52.45% for the prior quarter. The efficiency ratio is a measure of a financial institution's total non-interest expense as a percentage of the sum of net interest income (pre-provision for credit losses) and non-interest income. A lower value generally indicates that it is costing the financial institution less money to generate revenue. The Company's operating expense ratio (annualized) for the current quarter was 1.29%, compared to 1.24% for the prior quarter. The operating expense ratio is a measure of a financial institution's total non-interest expense as a percentage of average assets, providing insight into how efficiently the Company is managing its expenses in relation to its assets and does not take into consideration changes in interest rates. The operating expense ratio was higher in the current quarter due to higher non-interest expense.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the periods presented, along with the change measured in dollars and percent and the effective tax rate.

	For the Three Months Ended
	June 30,	March 31,	Change Expressed in:
	2026	2026	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$29,242	$25,079	$4,163	16.6%
Income tax expense	5,672	4,931	741	15.0
Net income	$23,570	$20,148	$3,422	17.0

Effective tax rate	19.4%	19.7%

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

	For the Three Months Ended
	June 30, 2026			March 31, 2026
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
One- to four-family loans:
Originated	$3,657,542	$36,163	3.95%	$3,697,174	$36,229	3.92%
Purchased	2,004,445	16,438	3.28	2,061,101	17,055	3.31
Total one- to four-family loans	5,661,987	52,601	3.72	5,758,275	53,284	3.70
Commercial loans:
Commercial real estate	1,935,982	28,038	5.73	1,896,666	27,150	5.73
Commercial and industrial	259,110	4,523	6.91	224,311	3,791	6.76
Commercial construction	191,277	3,275	6.77	176,061	3,001	6.82
Total commercial loans	2,386,369	35,836	5.94	2,297,038	33,942	5.91
Consumer loans	116,176	2,129	7.35	114,986	2,097	7.39
Total loans receivable(1)	8,164,532	90,566	4.42	8,170,299	89,323	4.37
MBS(2)	788,182	10,747	5.45	789,899	10,853	5.50
Investment securities(2)	4,000	51	5.13	4,000	52	5.13
FHLB stock	77,904	1,767	9.10	82,855	1,858	9.10
Cash and cash equivalents	215,292	1,988	3.65	271,032	2,474	3.65
Total interest-earning assets	9,249,910	105,119	4.53	9,318,085	104,560	4.49
Other non-interest-earning assets	499,604			486,394
Total assets	$9,749,514			$9,804,479

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$921,875	557	0.24	$905,915	542	0.24
High yield savings	674,677	6,082	3.62	587,450	5,262	3.63
Other savings	435,168	78	0.07	428,633	78	0.07
Money market	1,222,445	3,471	1.14	1,232,468	3,578	1.18
Retail certificates	2,814,027	24,786	3.53	2,842,406	25,342	3.62
Commercial certificates	67,447	588	3.49	64,107	557	3.52
Wholesale certificates	72,425	713	3.95	95,699	940	3.98
Total deposits	6,208,064	36,275	2.34	6,156,678	36,299	2.39
Borrowings	1,677,426	15,361	3.67	1,782,567	15,995	3.64
Total interest-bearing liabilities	7,885,490	51,636	2.63	7,939,245	52,294	2.67
Non-interest-bearing deposits	672,513			647,305
Other non-interest-bearing liabilities	168,254			176,382
Stockholders' equity	1,023,257			1,041,547
Total liabilities and stockholders' equity	$9,749,514			$9,804,479

Net interest income(3)		$53,483			$52,266
Net interest-earning assets	$1,364,420			$1,378,840
Net interest margin(4)			2.31			2.24
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.17x

Selected performance ratios:
Return on average assets (annualized)(5)			0.97%			0.82%
Return on average equity (annualized)(6)			9.21			7.74
Average equity to average assets			10.50			10.62
Operating expense ratio (annualized)(7)			1.29			1.24
Efficiency ratio(8)			52.10			52.45

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

Rate/Volume Analysis. The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2026 to the three months ended March 31, 2026. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended
	June 30, 2026 vs. March 31, 2026
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$691	$552	$1,243
MBS	(24)	(82)	(106)
Investment securities	—	(1)	(1)
FHLB stock	(92)	1	(91)
Cash and cash equivalents	(487)	1	(486)
Total interest-earning assets	88	471	559

Interest-bearing liabilities:
Checking	15	—	15
Savings	553	267	820
Money market	(21)	(86)	(107)
Certificates of deposit	(310)	(442)	(752)
Borrowings	(781)	147	(634)
Total interest-bearing liabilities	(544)	(114)	(658)

Net change in net interest income	$632	$585	$1,217

Comparison of Operating Results for the Nine Months Ended June 30, 2026 and 2025
The Company recognized net income of $64.0 million, or $0.51 per share, for the current year period, compared to net income of $49.2 million, or $0.38 per share, for the prior year period. The increase in net income was due mainly to higher net interest income, partially offset by higher non-interest expense and income tax expense. The net interest margin increased 33 basis points, from 1.92% for the prior year period to 2.25% for the current year period. The increase was due mainly to growth in the higher yielding commercial loan portfolio, along with a decrease in the average cost of certificates of deposit and the average balance of borrowings, partially offset by an increase in the average balance of deposits, mainly high yield savings accounts.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$269,681	$245,175	$24,506	10.0%
MBS	32,941	34,451	(1,510)	(4.4)
Cash and cash equivalents	7,235	6,220	1,015	16.3
FHLB stock	5,657	6,834	(1,177)	(17.2)
Investment securities	154	2,795	(2,641)	(94.5)
Total interest and dividend income	$315,668	$295,475	$20,193	6.8
The increase in interest income on loans receivable was due primarily to growth in the commercial loan portfolio, as cash flows from the one-to four-family loan portfolio continued to be redirected into the higher yielding commercial loan portfolio. Interest income on cash and cash equivalents increased due to an increase in the average balance compared to the prior year period, partially offset by a decrease in the weighted average yield. The increase in the average balance of cash and cash equivalents was driven primarily by carrying more cash during the current year period to support anticipated commercial loan activities, pay off maturing borrowings, and meet operational needs. The decrease in FHLB stock dividend income was due primarily to a reduction in the balance of FHLB stock due to paying off maturing FHLB borrowings between periods and repayments on amortizing FHLB borrowings, which reduced the Bank's required FHLB stock holdings. The decrease in interest income on investment securities was due primarily to a lower average balance, due mainly to securities that were called or matured between periods and were not replaced in their entirety.

Interest Expense
The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$110,074	$109,058	$1,016	0.9%
Borrowings	48,528	54,889	(6,361)	(11.6)
Total interest expense	$158,602	$163,947	$(5,345)	(3.3)
Interest expense on deposits was higher during the current year period due primarily to an increase in the average balance of the Bank's high yield savings accounts, partially offset by a decrease in the cost of retail certificates of deposit. The decrease in interest expense on borrowings was due primarily to a decrease in the average balance of borrowings due to FHLB borrowings that matured between periods that were not renewed, along with continued repayments on amortizing FHLB advances. Cash flows from the increase in the deposit portfolio and excess operating cash were used to pay off maturing FHLB borrowings and repay amortizing FHLB advances.

Provision for Credit Losses
The Company recorded a provision for credit losses of $3.0 million during the current year period compared to a provision for credit losses of $226 thousand for the prior year period. The provision for credit losses in the current year period was due primarily to establishing a $4.0 million specific valuation allowance related to a nonaccrual commercial lending relationship, along with commercial loan and commitment growth, partially offset by improvement between periods in some of the commercial-related forecasted economic indices and an update to the ACL model's regression analyses.

Non-Interest Income
The following table presents the components of non-interest income for the periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$8,549	$8,170	$379	4.6%
Income from BOLI	3,972	2,053	1,919	93.5
Insurance commissions	2,139	2,587	(448)	(17.3)
Other non-interest income	2,946	2,124	822	38.7
Total non-interest income	$17,606	$14,934	$2,672	17.9
Income from BOLI was higher in the current year period due mainly to an increase in the crediting rate as a result of updates to certain policies that were executed in the second half of the prior fiscal year, along with $45.0 million in new BOLI policies being purchased during the current year period and the receipt of higher death benefits in the current year period compared to the prior year period. Insurance commissions were lower compared to the prior year period due primarily to contingent commissions, specifically, contingent commissions received versus accrued in the current year period compared to the prior year period. Other non-interest income was higher in the current year period due mainly to increased commercial loan fee activity.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$48,433	$44,447	$3,986	9.0%
Information technology and related expense	15,346	14,637	709	4.8
Occupancy, net	10,087	10,105	(18)	(0.2)
Professional and other services	4,869	3,843	1,026	26.7
Federal insurance premium	3,324	3,205	119	3.7
Advertising and promotional	3,066	3,035	31	1.0
Deposit and loan transaction costs	2,115	2,185	(70)	(3.2)
Office supplies and related expense	1,434	1,206	228	18.9
Other non-interest expense	3,418	3,589	(171)	(4.8)
Total non-interest expense	$92,092	$86,252	$5,840	6.8
The increase in salaries and employee benefits was mainly attributable to an increase in full-time equivalent employees between periods, merit increases and salary adjustments to remain market competitive, as well as incentive compensation. The increase in information technology and related expense was due mainly to an increase in software licensing expense related to new agreements and applications, along with an increase in costs of existing agreements, partially offset by a vendor credit discussed above in the "Comparison of Operating Results for the Three Months Ended June 30, 2026 and March 31, 2026 - Non-Interest Expense". The increase in professional and other services was due primarily to new relationships with outside service providers and additional services provided by current providers, of which approximately $425 thousand is not expected to recur in future periods. The decrease in other non-interest expense was due mainly to higher customer fraud losses in the prior year period.

The Company's efficiency ratio was 52.72% for the current year period compared to 58.89% for the prior year period. The improvement in the efficiency ratio was due primarily to higher net interest income compared to the prior year period, partially offset by higher non-interest expense. The Company's operating expense ratio (annualized) for the current year period was 1.25% compared to 1.20% for the prior year period. The operating expense ratio was higher in the current year period due mainly to higher non-interest expense, partially offset by higher average assets compared to the prior year period.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Nine Months Ended
	June 30,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$79,535	$59,984	$19,551	32.6%
Income tax expense	15,513	10,772	4,741	44.0
Net income	$64,022	$49,212	$14,810	30.1

Effective tax rate	19.5%	18.0%
Income tax expense was higher in the current year period due primarily to higher pretax income. The effective tax rate was higher in the current year period due primarily to the prior year period including a reduction in net state income tax expense due to the remeasurement of the Bank's state deferred tax assets and liabilities to account for the enactment of a Kansas tax law that changes the way taxable income is attributed to the state.

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

	For the Nine Months Ended
	June 30, 2026			June 30, 2025
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
One- to four-family loans:
Originated	$3,701,099	$108,882	3.92%	$3,881,138	$109,026	3.75%
Purchased	2,059,731	50,962	3.30	2,286,491	56,270	3.28
Total one- to four-family loans	5,760,830	159,844	3.70	6,167,629	165,296	3.57
Commercial loans:
Commercial real estate	1,869,222	81,645	5.76	1,378,851	58,109	5.56
Commercial and industrial	232,844	12,181	6.90	135,669	6,881	6.69
Commercial construction	188,627	9,593	6.71	174,518	8,282	6.26
Total commercial loans	2,290,693	103,419	5.95	1,689,038	73,272	5.72
Consumer loans	115,248	6,418	7.45	110,534	6,607	7.99
Total loans receivable(1)	8,166,771	269,681	4.38	7,967,201	245,175	4.09
MBS(2)	801,600	32,941	5.48	825,420	34,451	5.57
Investment securities(2)	4,000	154	5.13	69,778	2,795	5.34
FHLB stock	83,014	5,657	9.11	97,985	6,834	9.32
Cash and cash equivalents	253,505	7,235	3.76	182,456	6,220	4.50
Total interest-earning assets	9,308,890	315,668	4.50	9,142,840	295,475	4.30
Other non-interest-earning assets	484,895			457,719
Total assets	$9,793,785			$9,600,559

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$902,885	1,602	0.24	$876,079	1,513	0.23
High yield savings	589,456	16,314	3.70	235,141	7,263	4.13
Other savings	428,891	234	0.07	441,022	254	0.08
Money market	1,232,038	10,975	1.19	1,235,352	11,606	1.26
Retail certificates	2,826,740	76,341	3.61	2,780,458	84,217	4.05
Commercial certificates	64,482	1,700	3.52	58,013	1,765	4.07
Wholesale certificates	97,562	2,908	3.99	75,805	2,440	4.30
Total deposits	6,142,054	110,074	2.40	5,701,870	109,058	2.56
Borrowings	1,790,988	48,528	3.62	2,136,105	54,889	3.43
Total interest-bearing liabilities	7,933,042	158,602	2.67	7,837,975	163,947	2.80
Non-interest-bearing deposits	642,958			553,644
Other non-interest-bearing liabilities	179,006			173,034
Stockholders' equity	1,038,779			1,035,906
Total liabilities and stockholders' equity	$9,793,785			$9,600,559

Net interest income(3)		$157,066			$131,528
Net interest-earning assets	$1,375,848			$1,304,865
Net interest margin(4)			2.25			1.92
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.17x

Selected performance ratios:
Return on average assets (annualized)(5)			0.87%			0.68%
Return on average equity (annualized)(6)			8.22			6.33
Average equity to average assets			10.61			10.79
Operating expense ratio(7)			1.25			1.20
Efficiency ratio(8)			52.72			58.89

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

Rate/Volume Analysis.
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the nine months ended June 30, 2026 to the nine months ended June 30, 2025. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous period's average rate, and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Nine Months Ended
	June 30, 2026 vs. June 30, 2025
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$15,909	$8,597	$24,506
MBS	(985)	(525)	(1,510)
Investment securities	(2,533)	(108)	(2,641)
FHLB stock	(1,024)	(153)	(1,177)
Cash and cash equivalents	2,145	(1,130)	1,015
Total interest-earning assets	13,512	6,681	20,193

Interest-bearing liabilities:
Checking	47	41	88
Savings	4,723	4,309	9,032
Money market	(31)	(600)	(631)
Certificates of deposit	2,214	(9,687)	(7,473)
Borrowings	(9,044)	2,683	(6,361)
Total interest-bearing liabilities	(2,091)	(3,254)	(5,345)

Net change in net interest income	$15,603	$9,935	$25,538

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025
The Company recognized net income of $23.6 million, or $0.19 per share, for the quarter ended June 30, 2026, compared to net income of $18.4 million, or $0.14 per share, for the quarter ended June 30, 2025. The increase in net income was due mainly to higher net interest income and other non-interest income, partially offset by higher income tax expense and non-interest expense. The net interest margin increased 33 basis points, from 1.98% for the prior year quarter to 2.31% for the current year quarter. The increase was due mainly to growth in the higher yielding commercial loan portfolio, along with decreases in the average balance of borrowings and the cost of certificates of deposit, partially offset by an increase in the average balance of deposits, mainly high yield savings accounts.

Interest and Dividend Income
The following table presents the components of interest and dividend income for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
INTEREST AND DIVIDEND INCOME:
Loans receivable	$90,566	$82,914	$7,652	9.2%
MBS	10,747	12,163	(1,416)	(11.6)
Cash and cash equivalents	1,988	1,620	368	22.7
FHLB stock	1,767	2,197	(430)	(19.6)
Investment securities	51	784	(733)	(93.5)
Total interest and dividend income	$105,119	$99,678	$5,441	5.5
The increase in interest income on loans receivable was due primarily to growth in the commercial loan portfolio, which was funded, in part, with cash flows from the one- to four-family loan portfolio. The decrease in interest income on MBS was due primarily to a lower average balance of the portfolio compared to the prior year quarter as not all portfolio repayments were reinvested back into the portfolio. The increase in interest income on cash and cash equivalents was due to an increase in the average balance during the current year quarter driven primarily by carrying more cash to support commercial loan fundings and other operational needs, partially offset by a decrease in the weighted average yield. The decrease in FHLB stock dividend income was due to a reduction in the balance of FHLB stock after paying off maturing FHLB borrowings between periods and repayments on amortizing FHLB borrowings, which reduced the Bank's required FHLB stock holdings. The decrease in interest income on investment securities was attributable primarily to a decrease in average balance, due mainly to securities that were called or matured between periods and were not replaced in their entirety. Cash flows from the MBS and investment securities portfolios that were not reinvested back into the respective portfolios were used to fund commercial loan growth and pay off maturing FHLB borrowings.

Interest Expense
The following table presents the components of interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
INTEREST EXPENSE:
Deposits	$36,275	$35,860	$415	1.2%
Borrowings	15,361	18,360	(2,999)	(16.3)
Total interest expense	$51,636	$54,220	$(2,584)	(4.8)
Interest expense on deposits was higher during the current year period due primarily to an increase in the Bank's high yield savings accounts, largely offset by a decrease in the cost of retail certificates of deposit. The decrease in interest expense on borrowings was attributable to a decrease in the average balance compared to the prior year quarter, due mainly to FHLB borrowings that matured between periods and were not renewed, along with continued repayments on amortizing FHLB advances.

Provision for Credit Losses
The Company recorded a release of provision for credit losses of $433 thousand during the current year quarter, compared to a release of provision for credit losses of $451 thousand during the prior year quarter. See "Comparison of Operating Results for the Three Months Ended June 30, 2026 and March 31, 2026" above for additional discussion regarding the release of provision for credit losses during the current year quarter.

Non-Interest Income
The following table presents the components of non-interest income for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST INCOME:
Deposit service fees	$2,987	$2,867	$120	4.2%
Income from BOLI	1,856	759	1,097	144.5
Insurance commissions	838	884	(46)	(5.2)
Other non-interest income	987	778	209	26.9
Total non-interest income	$6,668	$5,288	$1,380	26.1
Income from BOLI was higher in the current year quarter due mainly to $45.0 million in new BOLI policies being purchased during the current year period and the receipt of higher death benefits in the current year quarter compared to the prior year quarter. The increase in other non-interest income was due mainly to higher trust and brokerage income in the current year quarter.

Non-Interest Expense
The following table presents the components of non-interest expense for the periods presented, along with the change measured in dollars and percent.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
NON-INTEREST EXPENSE:
Salaries and employee benefits	$16,858	$15,277	$1,581	10.3%
Information technology and related expense	4,787	5,163	(376)	(7.3)
Occupancy, net	3,372	3,270	102	3.1
Professional and other services	1,501	1,261	240	19.0
Federal insurance premium	1,103	1,072	31	2.9
Advertising and promotional	1,365	1,453	(88)	(6.1)
Deposit and loan transaction costs	631	715	(84)	(11.7)
Office supplies and related expense	442	370	72	19.5
Other non-interest expense	1,283	983	300	30.5
Total non-interest expense	$31,342	$29,564	$1,778	6.0
The increase in salaries and employee benefits was mainly attributable to an increase in full-time equivalent employees between periods, merit increases and salary adjustments to remain market competitive, as well as incentive compensation. The decrease in information technology and related expense was driven primarily by credits and reimbursements from a vendor related to contractual and service fulfillment matters. The increase in professional and other services was due primarily to an increase in services provided by current providers. The increase in other non-interest expense was due mainly to operating expenses in the current quarter that are not anticipated to recur in future periods.

The Company's efficiency ratio was 52.10% for the current year quarter compared to 58.26% for the prior year quarter. The improvement in the efficiency ratio was due primarily to higher net interest income during the current year quarter, partially offset by higher non-interest expense. The Company's operating expense ratio (annualized) for the current year quarter was 1.29% compared to 1.23% for the prior year quarter. The operating expense ratio was higher in the current year period due to higher non-interest expense.

Income Tax Expense
The following table presents pretax income, income tax expense, and net income for the periods presented, along with the change measured in dollars and percent and effective tax rate.

	For the Three Months Ended
	June 30,		Change Expressed in:
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Income before income tax expense	$29,242	$21,633	$7,609	35.2%
Income tax expense	5,672	3,251	2,421	74.5
Net income	$23,570	$18,382	$5,188	28.2

Effective tax rate	19.4%	15.0%
Income tax expense was higher in the current year quarter due primarily to higher pretax income and partially to a higher effective tax rate. The effective tax rate was higher in the current year quarter due primarily to the prior year quarter including a reduction in net state income tax expense due to the remeasurement of the Bank's state deferred tax assets and liabilities to account for the enactment of a Kansas tax law that changes the way taxable income is attributed to the state.

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

	For the Three Months Ended
	June 30, 2026			June 30, 2025
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Amount	Paid	Rate	Amount	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
One- to four-family loans:
Originated	$3,657,542	$36,163	3.95%	$3,838,361	$36,340	3.79%
Purchased	2,004,445	16,438	3.28	2,232,868	18,454	3.31
Total one- to four-family loans	5,661,987	52,601	3.72	6,071,229	54,794	3.61
Commercial loans:
Commercial real estate	1,935,982	28,038	5.73	1,496,569	20,669	5.46
Commercial and industrial	259,110	4,523	6.91	143,479	2,478	6.83
Commercial construction	191,277	3,275	6.77	174,407	2,778	6.30
Total commercial loans	2,386,369	35,836	5.94	1,814,455	25,925	5.65
Consumer loans	116,176	2,129	7.35	110,809	2,195	7.95
Total loans receivable(1)	8,164,532	90,566	4.42	7,996,493	82,914	4.13
MBS(2)	788,182	10,747	5.45	884,321	12,163	5.50
Investment securities(2)	4,000	51	5.13	60,319	784	5.19
FHLB stock	77,904	1,767	9.10	96,564	2,197	9.13
Cash and cash equivalents	215,292	1,988	3.65	145,579	1,620	4.40
Total interest-earning assets	9,249,910	105,119	4.53	9,183,276	99,678	4.33
Other non-interest-earning assets	499,604			455,441
Total assets	$9,749,514			$9,638,717

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Checking	$921,875	557	0.24	$883,428	497	0.23
High yield savings	674,677	6,082	3.62	352,815	3,606	4.10
Other savings	435,168	78	0.07	438,821	77	0.07
Money market	1,222,445	3,471	1.14	1,220,567	3,700	1.22
Retail certificates	2,814,027	24,786	3.53	2,739,886	26,481	3.88
Commercial certificates	67,447	588	3.49	59,586	557	3.75
Wholesale certificates	72,425	713	3.95	91,645	942	4.12
Total deposits	6,208,064	36,275	2.34	5,786,748	35,860	2.49
Borrowings	1,677,426	15,361	3.67	2,085,696	18,360	3.53
Total interest-bearing liabilities	7,885,490	51,636	2.63	7,872,444	54,220	2.76
Non-interest-bearing deposits	672,513			564,913
Other non-interest-bearing liabilities	168,254			159,035
Stockholders' equity	1,023,257			1,042,325
Total liabilities and stockholders' equity	$9,749,514			$9,638,717

Net interest income(3)		$53,483			$45,458
Net interest-earning assets	$1,364,420			$1,310,832
Net interest margin(4)			2.31			1.98
Ratio of interest-earning assets to interest-bearing liabilities			1.17x			1.17x

Selected performance ratios:
Return on average assets (annualized)(5)			0.97%			0.76%
Return on average equity (annualized)(6)			9.21			7.05
Average equity to average assets			10.50			10.81
Operating expense ratio (annualized)(7)			1.29			1.23
Efficiency ratio(8)			52.10			58.26

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

Rate/Volume Analysis.
The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the three months ended June 30, 2026 to the three months ended June 30, 2025. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Three Months Ended June 30,
	2026 vs. 2025
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$4,772	$2,880	$7,652
MBS	(1,312)	(104)	(1,416)
Investment securities	(723)	(10)	(733)
FHLB stock	(423)	(7)	(430)
Cash and cash equivalents	679	(311)	368
Total interest-earning assets	2,993	2,448	5,441

Interest-bearing liabilities:
Checking	22	37	59
Savings	1,673	804	2,477
Money market	6	(235)	(229)
Certificates of deposit	597	(2,489)	(1,892)
Borrowings	(3,621)	622	(2,999)
Total interest-bearing liabilities	(1,323)	(1,261)	(2,584)

Net change in net interest income	$4,316	$3,709	$8,025

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

Per FHLB's lending guidelines, total FHLB borrowings cannot exceed 40% of Bank Call Report total assets without the pre-approval of FHLB senior management. The Bank's FHLB borrowing limit was 44% of Bank Call Report total assets as of June 30, 2026, as approved by FHLB senior management. The Bank's internal policy limits total borrowings to 55% of total assets. At June 30, 2026, the Bank had total borrowings, at par, of $1.64 billion, or approximately 17% of the Bank's Call Report total assets. The borrowings balance was comprised of FHLB advances, of which $459.7 million is scheduled to be repaid (amortizing advances) or mature in the next 12 months. FHLB borrowings are secured by certain qualifying loans pursuant to a blanket collateral agreement with FHLB.

The amount that can be borrowed from the FRB of Kansas City's discount window is based upon the fair value of securities pledged as collateral. At June 30, 2026, the amount of securities pledged for the discount window was $97.9 million. At June 30, 2026, there were no borrowings from the FRB of Kansas City's discount window. Management tests the Bank's access to the FRB of Kansas City's discount window at least annually with a nominal overnight borrowing.

The Bank is a member of the American Finance Exchange ("AFX"), through which it may borrow funds on an overnight or short-term basis with other member institutions. The availability of funds changes daily. At June 30, 2026, the Bank did not have any such borrowings outstanding through the AFX.

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

At June 30, 2026, the Bank had no repurchase agreements. The Bank may enter into repurchase agreements as management deems appropriate, not to exceed 15% of total assets, and subject to the total borrowings internal policy limit of 55% as discussed above.

The Bank has the ability to utilize the repayment and maturity of outstanding loans, MBS, and other investments for liquidity needs rather than reinvesting such funds into the related portfolios. At June 30, 2026, the Bank had $687.6 million of securities that were eligible but unused as collateral for borrowing or other liquidity needs. The Bank also has access to other sources of funds for liquidity purposes, such as brokered and public unit certificates of deposit. As of June 30, 2026, the Bank's policy allowed for combined brokered and public unit certificates of deposit up to 15% of total deposits. At June 30, 2026, the Bank did not have any brokered certificates of deposit, and public unit certificates of deposit were approximately 1% of total deposits. The Bank had pledged securities with an estimated fair value of $93.1 million as collateral for public unit certificates of deposit at June 30, 2026. The securities pledged as collateral for public unit certificates of deposit are held under joint custody with FHLB and generally will be released upon deposit maturity.

Management estimated that the Bank had $4.22 billion in liquidity available at June 30, 2026, based on the Bank's blanket collateral agreement with the FHLB, available brokered and public unit deposit capacity, unencumbered securities, and cash and cash equivalent balances.

At June 30, 2026, $2.37 billion of the Bank's certificate of deposit portfolio was scheduled to mature within the next 12 months, including $66.3 million of public unit certificates of deposit and $45.0 million of commercial certificates of deposit. Based on our deposit retention experience and our current pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew or transfer to other deposit products of the Bank at prevailing rates, although no assurance can be given in this regard.  Due to the nature of public unit certificates of deposit and commercial certificates of deposit, retention rates are not as predictable as retail certificates of deposit.

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

Regulatory Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a well-capitalized status for the Bank per the regulatory framework for prompt corrective action ("PCA"). As of June 30, 2026, the Bank's CBLR was 9.6% and the Company's CBLR was 10.0%, which exceeded the requirements for the well-capitalized category under the PCA framework. The Bank's risk-based tier 1 capital ratio at June 30, 2026 was 15.8%.

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

General assumptions used by management to evaluate the sensitivity of our financial performance to changes in interest rates presented in the tables below are utilized in, and set forth under, the gap table and related notes. Although management finds these assumptions reasonable, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and MVPE indicated in the below tables could vary substantially if different assumptions were used or actual experience differs from the assumptions. To illustrate this point, the projected cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities within the next 12 months as a percentage of total assets ("one-year gap") is also provided for up/down 200 basis point scenarios, as of June 30, 2026.

Qualitative Disclosure about Market Risk
Gap Table. The following gap table summarizes the anticipated maturities or repricing periods of the Bank's interest-earning assets and interest-bearing liabilities based on the information and assumptions set forth in the notes below. Cash flow projections for mortgage-related assets are calculated based in part on prepayment assumptions at current and projected interest rates. Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Assumptions may not reflect how actual yields and costs respond to market interest rate changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate loans, often have features that limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment rates would likely deviate significantly from those assumed in calculating the gap table below. A positive gap means more cash flows from interest-earning assets are expected to mature or reprice than cash flows from interest-bearing liabilities and suggests that, generally, in a rising rate environment, earnings would increase. A negative gap means more cash flows from interest-bearing liabilities are expected to mature or reprice than cash flows from interest-earning assets and suggests that, generally, in a rising rate environment, earnings would decrease. However, the gap position should not be viewed in isolation as a measure of earnings sensitivity relative to a given change in interest rates as it does not incorporate the effects of other key behavioral assumptions, like deposit betas, that influence earnings. For additional information regarding the impact of changes in interest rates, see the following Change in Net Interest Income and Change in MVPE discussions and tables.

		More Than	More Than
	Within	One Year to	Three Years	Over
	One Year	Three Years	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)	$2,521,472	$1,819,115	$1,287,109	$2,515,018	$8,142,714
Securities(2)	186,847	273,744	160,045	154,121	774,757
Other interest-earning assets	116,331	—	—	—	116,331
Total interest-earning assets	2,824,650	2,092,859	1,447,154	2,669,139	9,033,802

Interest-bearing liabilities:
Non-maturity deposits(3)	1,123,444	746,141	531,748	1,570,565	3,971,898
Certificates of deposit	2,370,489	485,057	33,805	141	2,889,492
Borrowings(4)	461,316	1,167,588	17,573	23,303	1,669,780
Total interest-bearing liabilities	3,955,249	2,398,786	583,126	1,594,009	8,531,170

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,130,599)	$(305,927)	$864,028	$1,075,130	$502,632

Cumulative excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(1,130,599)	$(1,436,526)	$(572,498)	$502,632

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities as a percent of total Bank assets at:
June 30, 2026	(11.7%)	(14.9%)	(5.9%)	5.2%
March 31, 2026	(8.1)
September 30, 2025	(10.1)

Cumulative one-year gap - interest rates +200 bps at:
June 30, 2026	(13.2)
March 31, 2026	(10.3)
September 30, 2025	(12.2)

Cumulative one-year gap - interest rates -200 bps at:
June 30, 2026	(6.9)
March 31, 2026	(3.6)
September 30, 2025	(5.8)
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
(2)MBS reflect projected prepayments at amortized cost. All other securities are presented based on contractual maturities, term to call dates or pre-refunding dates as of June 30, 2026, at amortized cost.
(3)Although the Bank's non-maturity deposits are subject to immediate withdrawal, management considers a substantial amount of these accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rates at which the balances of existing core deposit accounts decline) used on these accounts are based on assumptions developed from our actual experiences with these accounts. For the purposes of this table, non-core deposit account balances are assumed to be fully subject to repricing within one year (versus decayed over time). If all of the Bank's non-maturity deposits had been assumed to be non-core and, therefore, subject to repricing within one year, interest-bearing liabilities estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $3.98 billion, for a cumulative one-year gap of (41.2%) of total assets.
(4)Borrowings exclude deferred prepayment penalty costs. Included in this line item is a $100.0 million FHLB adjustable-rate advance that is tied to a pay-fixed interest rate swap. The repricing of this liability is projected to occur at the maturity date of the interest rate swap, which will occur in June 2028.

At June 30, 2026, the Bank's gap between the amount of interest-earning assets and interest-bearing liabilities projected to reprice within one year was $1.13 billion, or (11.7%) of total assets, compared to $(983.6) million, or (10.1%) of total assets, at September 30, 2025. The change in the one-year gap amount was due primarily to an increase in the amount of projected liability cash flows coming due in one year, as of June 30, 2026, compared to September 30, 2025, partially offset by an increase in the amount of comparable asset cash flows. The increase in projected liability cash flows was in the deposit portfolio as the Bank's non-maturity deposits increased between the two periods and the amount of cash flows from its certificate of deposit portfolio projected to reprice within one year increased as of June 30, 2026 compared to September 30, 2025. The increase in projected assets cash flows was within the Bank's commercial loan portfolio due to the origination of both adjustable and short-term fixed-rate loans during the current year and, to a lesser extent, the seasoning of its existing fixed-rate commercial loan portfolio. This increase was partially offset by decreases in the amount of cash and cash equivalents as of June 30, 2026, and the balance of the Bank's one- to four-family loan portfolio.

The amount of interest-bearing liabilities expected to reprice in a given period is not entirely impacted by changes in interest rates as the Bank's borrowings and certificate of deposit portfolios have contractual maturities and generally cannot be terminated early without a prepayment penalty. If interest rates were to increase 200 basis points, as of June 30, 2026, the Bank's one-year gap would have been projected to be $(1.28) billion, or (13.2%) of total assets. If interest rates were to decrease 200 basis points, as of June 30, 2026, the Bank's one-year gap would have been projected to be $(669.0) million, or (6.9%) of total assets. The changes in the gap amounts compared to when there is no change in rates was due to changes in the anticipated net cash flows primarily as a result of projected prepayments on mortgage-related assets in each rate environment. In higher rate environments, prepayments on mortgage-related assets are projected to be lower and, in lower rate environments, prepayments are projected to be higher. This compares to a projected one-year gap of $(1.19) billion, or (12.2%) of total assets, if interest rates were to have increased 200 basis points as of September 30, 2025, and a projected one-year gap of $(570.8) million, or (5.8%) of total assets, if interest rates were to have decreased 200 basis points as of the same date.

Change in Net Interest Income. The Bank's net interest income projections reflect simulated responses to interest rates of assets and liabilities that are expected to mature or reprice over the next year. Repricing occurs as a result of cash flows that are received or paid on assets or due on liabilities which would be replaced at then current market interest rates or on adjustable-rate products that reset during the next year. The Bank's borrowings and certificate of deposit portfolios have stated maturities, and the cash flows related to fixed-rate liabilities do not generally fluctuate as a result of changes in interest rates. Cash flows from mortgage-related assets and callable agency debentures can vary significantly as a result of changes in interest rates. As interest rates decrease, borrowers have an economic incentive to lower their cost of debt by refinancing or modifying their mortgage to a lower interest rate. Similarly, agency debt issuers are more likely to exercise embedded call options and reissue securities at a lower interest rate. The Bank did not hold any callable agency debentures as of June 30, 2026 or September 30, 2025.

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

Change	Net Interest Income At
(in Basis Points)	June 30, 2026			September 30, 2025
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$222,468	$(12,207)	(5.2%)	$202,033	$(8,667)	(4.1%)
-200 bp	225,435	(9,240)	(3.9)	203,014	(7,686)	(3.7)
-100 bp	230,465	(4,210)	(1.8)	206,913	(3,787)	(1.8)
000 bp	234,675	—	—	210,700	—	—
+100 bp	237,014	2,339	1.0	212,822	2,122	1.0
+200 bp	238,379	3,704	1.6	213,755	3,055	1.5
+300 bp	239,225	4,550	1.9	214,061	3,361	1.6
(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

In general, increases/(decreases) in the Bank's net interest income projections under the various interest rate scenarios presented are due to the degree in which cash flows are realized and the rates projected to be earned on loan and securities repayments, in each scenario, are greater/(less) than the rates projected to be paid on deposits and borrowings over the next 12 months. The net interest income projection was higher in the base case scenario at June 30, 2026 compared to September 30, 2025, due primarily to an increase in the average rate of the Bank's loan portfolio and a decrease in the balance of FHLB borrowings, as the Bank paid off certain maturing borrowings, made payments on its amortizing borrowings, and restructured certain fixed-rate FHLB borrowings during the current fiscal year.

As of June 30, 2026, projected net interest income increased marginally in each of the increasing rate scenarios presented and decreased marginally in each of the decreasing rate scenarios presented, compared to September 30, 2025. The marginal changes in net interest income sensitivity was largely a result of continued growth in the Bank's commercial loan portfolio. Commercial loans often have adjustable-rate features, which makes the projected amount of interest income on these assets more sensitive to changes in interest rates as they reprice on a more frequent basis. Additionally, commercial loans often have shorter average lives compared to retail mortgage loans, which results in the more frequent repricing of fixed-rate cash flows.

Change in MVPE. Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE. The market value of an asset or liability reflects the present value of all the projected cash flows over its remaining life, discounted at market interest rates. Generally, as interest rates rise, the market values of financial assets and liabilities decrease. The opposite is generally true as interest rates fall. The MVPE represents the theoretical market value of capital that is calculated by netting the market value of assets, liabilities, and off-balance sheet instruments. If the market values of financial assets increase by more than the market values of financial liabilities, or if the market values of financial liabilities decrease by more than the market values of financial assets, the MVPE will increase. The market value of shorter term-to-maturity and floating/adjustable-rate financial instruments are less sensitive to changes in interest rates than are longer term-to-maturity and fixed-rate financial instruments. As a result, the market values of our certificates of deposit (which generally have relatively shorter average lives) tend to exhibit less sensitivity to changes in interest rates than do our mortgage-related assets (which generally have relatively longer average lives). The average life of our mortgage-related assets varies under different interest rate environments because borrowers have an option to prepay their mortgage loans. Therefore, as interest rates decrease, the WAL of mortgage-related assets typically decreases as well. As interest rates increase, the WAL typically increases, which also increases the market value sensitivity of these assets in higher rate environments.

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

Change	Market Value of Portfolio Equity At
(in Basis Points)	June 30, 2026			September 30, 2025
in Interest Rates(1)	Amount ($)	Change ($)	Change (%)	Amount ($)	Change ($)	Change (%)
	(Dollars in thousands)
-300 bp	$1,467,563	$277,564	23.3%	$1,477,941	$315,678	27.2%
-200 bp	1,365,536	175,537	14.8	1,362,942	200,679	17.3
-100 bp	1,274,975	84,976	7.1	1,256,515	94,252	8.1
000 bp	1,189,999	—	—	1,162,263	—	—
+100 bp	1,052,630	(137,369)	(11.5)	1,026,750	(135,513)	(11.7)
+200 bp	905,315	(284,684)	(23.9)	873,123	(289,140)	(24.9)
+300 bp	766,376	(423,623)	(35.6)	725,096	(437,167)	(37.6)
(1)Assumes an instantaneous, parallel, and permanent change in interest rates at all maturities.

The Bank's estimated MVPE increased from $1.16 billion at September 30, 2025 to $1.19 billion at June 30, 2026. Compositional changes on the balance sheet, including within the Bank's loan portfolio as it continues to redirect a significant portion of cash flows from its one- to four-family loan portfolio into its commercial loan portfolio, coupled with decreases (or tightening) in discount spreads applied to its mortgage-related assets, drove the overall marginal increase in MVPE. The increase was partially offset by a general steepening of the benchmark yield curve resulting from a decrease in interest rates along the short-end of the yield curve and increases in interest rates along the intermediate- and long-end of the yield curve as of June 30, 2026. The Bank generally has more interest-bearing liability cash flows tied to the short-end of the yield curve than it does interest-earning asset cash flows, and more interest-earning asset cash flows tied to the long-end of the yield curve. During times of elevated market interest rates, such as the current rate environment, the estimated market value of the Bank's fixed-rate one- to four-family loan portfolio, in the base case scenario, is reduced as the weighted average rate of the portfolio is lower than current market rates. The Bank's commercial loans have been, predominately, originated more recently than its one- to four-family loan portfolio and at more favorable, current market rates, resulting in higher market values, in the base case, compared to the Bank's one- to four-family loans. To the extent that the balance of the Bank's one- to four-family loan portfolio, with overall average rates less than current market rates, continues to decrease and the balance of its commercial loan portfolio, with average rates closer to or above current market rates, continues to increase, then the estimated market value of the Bank's overall loan portfolio is expected to continue to increase. Changes to the slope and/or relative levels of benchmark interest rates can also have a material impact on the estimated market value of the Bank's loan portfolio.

In the increasing and decreasing interest rate scenarios presented above, the resulting changes to the Bank's MVPE are primarily due to its financial assets, in aggregate, having a greater effective duration than its financial liabilities. Meaning, given a parallel change in interest rates, the resulting impact on the estimated market values of the Bank's financial assets will be greater than on its financial liabilities. The Bank's financial assets have a greater effective duration, in aggregate, than do its financial liabilities primarily because of its one- to four-family loan portfolio, which is largely comprised of long-term fixed-rate loans. The longer the expected average lives of these assets the greater the sensitivity of their market value to changes in interest rates.

The estimated amount and percentage change in the Bank's MVPE across the increasing interest rate scenarios is not entirely symmetrical with the results across like decreasing interest rate scenarios (the sensitivity of the Bank's MVPE in the decreasing rate scenarios is less than in the increasing rate scenarios). This illustrates the effects negative convexity has on the market value of the Bank's mortgage-related assets, which largely contain embedded options like the ability to prepay or refinance a mortgage without a penalty. Cash flows from these assets typically increase in decreasing rate environments because borrowers who obtained fixed-rate mortgages in a higher interest rate environment have an economic incentive to prepay or to refinance. Increased cash flows on mortgage-related assets in lower rate environments shortens the lives of those assets. Shorter average-lived assets are less sensitive to changes in interest rates, causing their market values to decrease less or increase if rates move low enough relative to the coupon rate on those mortgage-related assets in decreasing rate environments. The opposite generally occurs in increasing interest rate scenarios. Due to the majority of the Bank's one- to four-family loan portfolio currently having interest rates well below current market rates, the impact of projected prepayment speed increases resulting from a given decrease in interest rates is not as pronounced.

The following table presents the weighted average yields/rates and WALs (in years), after applying prepayment, call assumptions, and decay rates for our interest-earning assets and interest-bearing liabilities as of June 30, 2026. Yields presented for interest-earning assets include the amortization of fees, costs, premiums and discounts, which are considered adjustments to the yield. The interest rate presented for term borrowings is the effective rate, which includes the impact of the interest rate swap and the amortization of deferred prepayment penalties resulting from FHLB advances previously prepaid. The WAL presented for term borrowings includes the effect of the interest rate swap.

	Amount	Yield/Rate	WAL	% of Category	% of Total
	(Dollars in thousands)
Securities	$783,559	5.42%	3.4		8.5%
Loans receivable:
Fixed-rate one- to four-family	4,717,629	3.57	6.6	57.6%	51.3
Fixed-rate commercial	916,185	5.79	1.5	11.2	10.0
All other fixed-rate loans	28,532	7.45	7.0	0.3	0.3
Total fixed-rate loans	5,662,346	3.95	5.8	69.1	61.6
Adjustable-rate one- to four-family	874,053	4.63	4.5	10.7	9.5
Adjustable-rate commercial	1,556,790	5.92	2.7	19.0	17.0
All other adjustable-rate loans	99,550	7.24	3.5	1.2	1.1
Total adjustable-rate loans	2,530,393	5.53	3.4	30.9	27.6
Total loans receivable	8,192,739	4.44	5.0	100.0%	89.2
FHLB stock	76,115	9.21	1.5		0.8
Cash and cash equivalents	136,098	3.17	—		1.5
Total interest-earning assets	$9,188,511	4.54	4.8		100.0%

Non-maturity deposits	$3,289,361	1.29	4.7	53.2%	42.1%
Retail certificates of deposit	2,770,322	3.47	0.7	44.8	35.4
Commercial certificates of deposit	52,088	3.39	0.5	0.9	0.7
Public unit certificates of deposit	67,082	3.93	0.5	1.1	0.8
Total interest-bearing deposits	6,178,853	2.31	2.8	100.0%	79.0
Term borrowings	1,638,641	3.72	1.4		21.0
Total interest-bearing liabilities	$7,817,494	2.61	2.5		100.0%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Act") as of June 30, 2026. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2026, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) that occurred during the Company's quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
In the normal course of business, the Company and the Bank are involved as parties to various routine legal actions. In our opinion, after consultation with legal counsel, we believe it is unlikely that any such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.

On November 2, 2022, the Bank was served a putative class action lawsuit, captioned Jennifer Harding, et al. vs. Capitol Federal Savings Bank (Case No. 2022-CV-00598), filed in the Third Judicial District Court, Shawnee County, Kansas against the Bank, alleging the Bank improperly charged overdraft fees on (1) debit card transactions that were authorized for payment on sufficient funds but later settled against a negative account balance (commonly known as "authorize positive purportedly settle negative" or "APPSN" transactions) and (2) merchant re-presentments of previously rejected payment requests. The complaint asserted a breach of contract claim (including breach of an implied covenant of good faith and fair dealing) for each practice and sought restitution for alleged improper fees, alleged actual damages, costs and disbursements, and injunctive relief. This case was dismissed with prejudice on July 16, 2026.

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

The following table summarizes our stock repurchase activity during the three months ended June 30, 2026 and additional information regarding our stock repurchase program. As of June 30, 2026, the Company had $25.2 million of common stock authorized under an existing stock repurchase plan. Although our existing repurchase plan has no expiration date, we are required to annually seek the FRB of Kansas City's non-objection for the buyback amount. The FRB's current non-objection for the Company to repurchase up to $75 million of stock expires in February 2027. Shares may be repurchased from time to time in the open market or in privately negotiated transactions based upon market conditions, available liquidity, and other factors.

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Purchased	per Share	or Programs	Plans or Programs
April 1, 2026 through
April 30, 2026	927,964	$7.54	927,964	$32,423,319
May 1, 2026 through
May 31, 2026	475,000	7.76	475,000	28,737,749
June 1, 2026 through
June 30, 2026	434,868	8.09	434,868	25,217,540
Total	1,837,832	7.73	1,837,832	25,217,540

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Plans
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, filed with the SEC on August 7, 2026, has been formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets at June 30, 2026 and September 30, 2025, (ii) Consolidated Statements of Income for the three and nine months ended June 30, 2026, and 2025, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2026, and 2025, (iv) Consolidated Statement of Stockholders' Equity for the three and nine months ended June 30, 2026, and 2025, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2026, and 2025, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.

Date: August 7, 2026	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer

Date: August 7, 2026	By:	/s/ Kent G. Townsend
Kent G. Townsend, Executive Vice President,
Chief Financial Officer and Treasurer